Form 10QSB
period 2007-03-31
Silver Reserve Corp.
filed 2007-05-15
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO __________

REGISTRATION NUMBER 000-52641

SILVER RESERVE CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0492752
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1226 White Oaks Blvd., Suite 10A, Oakville, Ontario L6H 2B9
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (416) 865-9790

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☐  NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding As of March 31, 2007
Common Shares $ .0001 par value	33,323,839

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2007

(Amounts expressed in US Dollars)

(Unaudited)

CONTENTS

Interim Balance Sheets as of March 31, 2007 and June 30, 2006	3

Interim Statements of Operations for the nine months and three months ended March 31, 2007 and March 31, 2006	4

Interim Statements of Changes in Stockholders' Equity for the nine months ended March 31, 2007 and for the period from inception (June 3, 1999) to June 30, 2006.	5

Interim Statements of Cash Flows for the nine months ended March 31, 2007 and March 31, 2006.	6

Condensed Notes to Interim Financial Statements	7 - 13

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE COMPANY)
Interim Balance Sheets as at
March 31, 2007 and June 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)
	March 31,	June 30,
	2007	2006
	$	$
ASSETS
Current
Cash	2,973,405	550,775
Short-term investments	1,013,144	1,154,324
Prepaid expenses and other receivables	7,553	2,789

Total Current Assets	3,994,102	1,707,888
Plant and Equipment, net (note 5)	1,625,383	27,182
Debt Issuance Costs, less amortization of
$121,264 during nine months ended March 31, 2007 (note 4)	123,383	71,032
Total Assets	5,742,868	1,806,102

LIABILITIES
Current
Accounts payable	42,632	24,802
Accrued liabilities (Note 9)	157,142	153,210

Total Current Liabilities	199,774	178,012
Convertible Debentures (note 6)	3,553,224	1,022,141

Total Liabilities	3,752,998	1,200,153

Commitments and Contingencies (note 10)

STOCKHOLDERS' EQUITY
Capital Stock (note 7)
Class ‘A’ Convertible Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 33,323,839 issued and outstanding	3,332	1,641
Additional Paid-in Capital	4,566,030	698,687

Deficit Accumulated During the Exploration Stage	(2,579,492)	(94,379)

Total Stockholders' Equity	1,989,870	605,949

Total Liabilities and Stockholders' Equity	5,742,868	1,806,102

See Condensed notes to the Interim Financial Statements

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE COMPANY)
Interim Statements of Operations
For the nine months and three months ended March 31, 2007 and March 31, 2006 and the Period from Inception (June 3, 1999) to March 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

		For the	For the	For the	For the
		nine months	nine months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	March 31,	March 31,	March 31,	March 31,
	inception	2007	2006	2007	2006
	$	$	$	$	$

Revenues	—	—	—	—	—

Operating Expenses
General and administration	498,429	401,977	925	136,746	925
Project expenses (Note 7)	2,017,697	2,017,697	—	201,097	—
Amortization	173,718	173,101	—	73,687	—
Total Operating Expenses	2,689,844	2,592,775	925	411,530	925

Loss from Operations	(2,689,844)	(2,592,775)	(925)	(411,530)	(925)
Other income-interest	162,509	158,540	—	47,070	—

Interest	(52,157)	(50,878)	—	(17,266)	—

Loss before Income Taxes	(2,579,492)	(2,485,113)	(925)	(381,726)	(925)

Provision for income taxes	—	—	—	—	—

Net Loss	(2,579,492)	(2,485,113)	(925)	(381,726)	(925)

(Loss) per Weighted Average Number
of Shares Outstanding
-Basic and Fully Diluted		(0.08)	(925)	(0.01)	(925)

Basic Weighted Average Number
of Shares Outstanding During the Periods
-Basic and Fully Diluted		30,251,632	1	33,323,839	1

See condensed notes to the Interim Financial Statements

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE COMPANY)
Interim Financial Statements of Changes in Stockholders' Equity
From Inception to March 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	during the	Total
	Number		Paid-in	Exploration	Stockholders'
	of Shares	Amount	Capital	Stage	Equity
		$	$	$	$

For the period from inception (June 3, 1999) through July 1, 2004	1	—	5,895	(5,895)	—
Net (loss)	—	—	910	(910)	—
Balance, June 30, 2005	1	—	6,805	(6,805)	—

Contribution to additional paid-in capital	—	—	3,024	3,024	—
Cancelled shares	(1)	—	(1)	(1)	—
Common shares issued for nil consideration (note 7)	14,360,000	1,436	(1,436)	—	—
Common shares issued for cash	2,050,000	205	414,795	—	415,000
Subscription for stock			300,000	—	300,000
Stock issuance cost	—	—	(24,500)	—	(24,500)
Net (loss)	—	—	—	(87,574)	(87,574)
Balance, June 30, 2006	16,410,000	1,641	698,687	(94,379)	605,949

Common shares issued for cash	3,395,739	340	548,595	—	548,935
Common shares issued to agents in lieu of commission for placement of common shares and convertible debentures	1,064,000	106	265,894	—	266,000
Common shares issued for acquisition of interests in mineral claims	3,540,600	354	884,796	—	885,150
Common shares issued for acquisition of interests in mineral claims	1,850,000	185	462,315	—	462,500
Common shares issued for acquisition of interests in a refinery	88,500	9	22,116	—	22,125
Common shares issued for purchase of a mill with capital equipments	6,975,000	697	1,743,053	—	1,743,750
Stock issuance cost	(59,426)		(59,426)
Net (loss) for the nine month period ended March 31, 2007	—	—	—	(2,485,113)	(2,485,113)
Balance March 31, 2007	33,323,839	3,332	4,566,030	(2,579,492)	1,989,870

See condensed notes to the Interim Financial Statements

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE COMPANY)
Interim Statements of Cash Flows
For the nine months ended March 31, 2007 and March 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

	Cumulative
	Since	March 31,	March 31,
	Inception	2007	2006
Cash Flows from Operating Activities
Net loss	(2,579,492)	(2,485,113)	(925)
Adjustment for:
Depreciation	173,718	173,101	—
Amortization of debt issuance cost	124,107	121,264	—
Shares issued for mineral claims, as part of project expenses	1,347,650	1,347,650
Interest accrued on convertible debentures	51,990	50,878
Changes in non-cash working capital
Prepaid expenses	(7,553)	(4,764)	—
Accounts payable	42,632	17,830	925
Accrued liabilities relating to operating activities	157,142	99,726	—
Net cash used in operating activities	(689,806)	(679,428)	—

Cash Flows from Investing Activities
Decrease (Increase) in Short-term investments	(1,013,144)	141,180	—
Acquisition of plant and equipment	(35,560)	(7,762)
Sale of plant and equipment	2,500	2,500
Net cash provided (used in) investing activities	(1,046,204)	135,918	—

Cash Flows from Financing Activities
Issuance of common shares for cash	1,271,348	548,935	—
Issuance of convertible debentures (note 6)	3,501,067	2,480,205	—
Stock and debenture placement commissions paid in cash	(63,000)	(63,000)
Net cash provided by financing activities	4,709,415	2,966,140	—

Net Change in Cash	2,973,405	2,422,630	—
Cash- beginning of period	—	550,775	—
Cash - end of period	2,973,405	2,973,405	—

Supplemental Cash Flow Information
Interest paid	—	—	—
Income taxes paid	—	—	—

See condensed notes to the Interim Financial Statements

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Financial Statements
March 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended June 30, 2007. Interim financial statements should be read in conjunction with the company’s annual audited financial statements.

The interim financial statements include the accounts of Silver Reserve Corp. (the “Company”).

2.	Exploration Stage Activities

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $2,579,492 from inception to March 31, 2007. The Company has funded operations through the issuance of capital stock and convertible debentures. In May and June 2006, the Company closed a private placement of its common stock for gross proceeds of $415,000. During the nine-month period ended March 31, 2007 the Company raised $848,935 (including $300,000 received in prior year as stock subscription) through private placements of its common stock for cash. The Company also issued Convertible Debentures for $1,020,862 during the year ended June 30, 2006 and an additional $2,480,205 during the nine-month period ended March 31, 2007. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its silver extraction activities.

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Financial Statements
March 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

3.	Nature of Operations

Silver Reserve Corp. (the "Company") was incorporated on June 3, 1999 as 54836 Corp. under the laws of the State of Delaware. On April 10, 2006, 54836 Corp. changed its name to Silver Reserve Corp.

The Company is an exploration stage mining company and has not realized any revenues from its operations. It is primarily engaged in the acquisition, exploration and development of silver mining properties in the state of Nevada. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. For the purpose of preparing financial information, all costs associated with a property that has the potential to add to the Company's proven and probable reserves are expensed until a final feasibility study demonstrating the existence of a proven and probable reserve is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

4.	Debt Issuance Costs

Costs associated with issuance of convertible debentures are deferred and amortized over the life of the related debenture. Deferred financing charges are stated at cost less accumulated amortization.

5.	Property, Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Leasehold improvements	3 years	straight line method
Plant and Machinery	15%	declining balance method
Tools	25%	declining balance method
Vehicles	20%	declining balance method
Consumables	50%	declining balance method
Molds	30%	declining balance method
Mobile Equipment	20%	declining balance method
Factory Buildings	5%	declining balance method

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Financial Statements
March 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

		March 31, 2007		June 30, 2006
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Office, furniture and fixtures	16,818	2,496	12,820	211
Computer equipment	3,761	674	1,666	41
Leasehold improvements	13,759	3,755	13,313	365
Plant and Machinery	1,512,619	132,354	—	—
Tools	5,400	767	—	—
Vehicles	34,833	4,064	—	—
Consumables	64,197	18,724	—	—
Molds	900	157	—	—
Mobile Equipment	71,797	8,376	—	—
Factory Buildings	74,849	2,183	—	—
	1,798,933	173,550	27,799	617

Net carrying amount		1,625,383	27,182

6.	Convertible Debentures

During the year ended June 30, 2006, the Company issued convertible debentures for a total of $1,020,862.

During the nine month period ended March 31, 2007 the Company issued convertible debentures for a total of $2,480,205.

Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" the Company accounts for the convertible debentures as a liability at the face value and no formal accounting recognition is assigned to the value inherent in the conversion feature.

All convertible debentures mature on December 31, 2007 and bear interest at the rate of 2% per annum. Interest is payable on conversion or maturity and may be payable by delivery of cash or Shares (as defined below).

Each convertible debenture is convertible into “Units” consisting of one common share of the Company (a “Share”) and one common share purchase warrant (a “Warrant”) at the rate of one Unit for each $0.50 of principal under the Convertible Debenture at the time of conversion. The Corporation reserves the right to pay interest in cash or Shares at its option. Each Warrant entitles the holder to purchase one Share at $0.75 per Share for a term of 12 months following issuance of a Warrant. The convertible debentures are convertible at any time follow the registration of the Shares underlying the Units and the Warrants and before maturity of the convertible debentures.

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Financial Statements
March 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

The Shares to be issued upon conversion of the convertible debentures and the Shares underlying the Warrants will be restricted securities unless registered under the United States Securities Act of 1933, as amended, or resold in compliance with an exemption from such registration. The Company has filed a registration statement on Form SB-2 with the SEC to permit the resale of the Shares to be issued upon conversion of the convertible debentures and the Shares underlying the Warrants as free trading securities.

The Shares to be issued upon conversion of the convertible debentures and the Shares underlying the Warrants will be subject to a Lock Up Agreement. The Shares issued upon conversion of the convertible debentures will also be subject to restriction on their resale. Such restriction will provide that 25% of the Shares will be available for trading upon conversion of the convertible debentures, 25% will become free trading six months from conversion, 25% will become free trading twelve months from conversion and 25% will become free trading eighteen months from conversion. Warrant shares will be subject to a different restriction. Shares issued upon exercise of the Warrants will be 50% free trading upon exercise, with the remaining 50% to become free trading six months later.

7.	Issuance of common shares and warrants

Year ended June 30, 2006

On April 25, 2006, the Company authorized the increase in the number of shares of common stock issued to its then sole shareholder ("Parent Company") to 14,360,000 shares of common stock. The Parent Company notified the Company that it had issued dividends of the common stock of the Company to the Parent Company shareholders and directed the Company to reissue the shares directly to the Parent Company's shareholders.

In May and June 2006, the Company issued 2,050,000 common shares through private placements for gross proceeds of $415,000. Expenses associated with the private placement were approximately $24,500.

Nine months ended March 31, 2007

The Company issued through a private placement 3,395,739 common shares for total cash consideration of $848,935, which includes a $300,000 stock subscription received in the prior year. These common shares were issued at $0.25 per share.

On July 28, 2006 and on August 4, 2006, the Company issued 658,000 and 406,000 common shares, respectively, in settlement of a 7% commission in the amount of $266,000 due on the placement of common shares and Convertible Debentures totaling $3,800,000.

On August 31, 2006 the Company issued 3,540,600 common shares to Mojave Silver Company Inc., a Nevada Corporation, for purchase of its 100% right, title and interest in certain mineral claims situated in the State of Nevada. The total consideration of $885,150 calculated at $0.25 per common share has been expensed to the income statement as Project expenses.

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Financial Statements
March 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

On August 31, 2006 the Company issued 1,850,000 common shares to Anglo Gold Mining Inc., a Nevada Corporation, for purchase of its 100% right, title and interest in certain mineral claims situated in the State of Nevada. The total consideration of $462,500 calculated at $0.25 per common share has been expensed to the income statement as Project expenses.

On August 31, 2006 the Company issued 88,500 common shares to Nevada Refinery Inc., a Nevada Corporation, for purchase of its 100% right, title and interest in a refinery facility and equipment. The total consideration of $22,125 calculated at $0.25 per common share has been capitalized to Plant and Equipment.

On August 31, 2006 the Company issued 6,975,000 common shares to International Energy Resources Inc., a Nevada Corporation, for purchase of its 100% right, title and interest in a mill facility and equipment. The total consideration of $1,743,750 calculated at $0.25 per common share has been capitalized to Plant and Equipment.

Warrants

During the three-month period ended September 30, 2006 the Company issued broker warrants to purchase convertible debentures as part of the commission due the agents who placed the offering of common shares and convertible debentures. These warrants represented an amount equal to 10% of the convertible debentures placed.

Issued	Expiration Date	Exercise Price
July 6, 2006	June 30, 2007	$175,000
July 26, 2006	June 30, 2007	67,128
August 2, 2006	June 30, 2007	107,979
		$350,107

7.	Employee Stock Option Plan

In April 2006, the Board of Directors approved an employee stock option plan ("2006 Stock Option Plan"), the purpose of which is to enhance the Company's stockholder value and financial performance by attracting, retaining and motivating the Company's officers, directors, key employees, consultants and its affiliates and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company's success through stock ownership. Under the 2006 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company may be granted options to acquire common shares of the Company at not less than 110 percent of the fair market value of the stock on the date of grant. Options will have a term of 10 years. The total number of shares reserved for issuance under the 2006 Stock Option Plan is 5,000,000. As of March 31, 2007, no options have been granted under the 2006 Stock Option Plan.

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Financial Statements
March 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

8.	Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123 (R)). SFAS 123 (R) requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the provisions of SFAS 123 (R) on July 1, 2006 using the “modified prospective” application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of June 30, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. As a result of using this method, the financial statements for the year ended June 30, 2006 were not restated for the impact of stock-based compensation expense. Awards granted after June 30, 2006 are valued at fair value in accordance with the provisions of SFAS 123 (R) and recognized on a straight line basis over the service periods of each award. The Company has not issued any stock options to any of its employees as of March 31, 2007.

9.	Accrued Liabilities

Includes Management’s estimated costs of $150,000 for completion of the clean up of the mill and resolutions to meet the United States Bureau of Land Management requirements (prior period Nil).

10.	Commitments and Contingencies

The Company has entered into a one year renewable contract with Medallion Capital Corp. for consulting services commencing May 1, 2006, at a rate of $7,500 per month.

On August 21, 2006, the Company entered into an Option Agreement to acquire mineral claims in the state of Nevada. The Company paid $20,000 on signing and agreed, among other things, to complete a $500,000 drilling and exploration program prior to the first anniversary, to earn a 40% interest in the mineral claims. If the Company elects to proceed, to earn 100%, it must spend an additional $500,000 on further drilling on the claims prior to the second anniversary. The property is subject to a 2.1% Net Smelter Return royalty payment with advance royalty payments of $10,000 per annum up to a maximum of $100,000 or until a feasibility study is completed recommending the property be put into production, which ever occurs first.

11.	Related Party Transactions

During the nine-month and three-month periods ended March 31, 2007, the Company paid $67,500 and $22,500 respectively to a Corporation owned by an officer of the Company for consulting services (refer to note 10).

12.	Subsequent Events

On April 10, 2007, the Board granted stock options to seven (7) Officers, Directors and Consultants to purchase 250,000 common shares each at an exercise price of $0.50/per share or the closing price on the first day the Company’s shares trade on the OTCBB, which ever is highest.

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Financial Statements
March 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

These options are granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested. Should any of the above parties leave their position or be discharged from the Company, no further vesting will take place as of the date they leave or are discharged. The options granted are for a term of 5 years.

The Board also granted options to two other consultants to purchase 50,000 common shares at a price of $0.50 per share or the closing price on the first day the Company’s shares trade on the OTCBB which ever is the higher price.

These options are granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested. Should any of the above parties leave their position or be discharged from providing services to the Company, no further vesting will take place as of the date they leave or are discharged. The options granted are for a term of 5 years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
FOR THE THREE AND NINE MONTH PERIOD ENDED MARCH 31, 2007

PLAN OF OPERATIONS

We will require additional capital to implement development of our claim groups beyond the initial evaluation and to bring the mill and refinery to operation. We expect to raise this capital through a public offering, private placements of our securities or through loans or some combination of the foregoing.

Discussion of Operations & Financial Condition
Three and Nine Month Period ended March 31, 2007

Silver Reserve Corp. has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As at June 30, 2006, we had accumulated losses of $94,379. As of March 31, 2007 we had accumulated losses of $2,579,492. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company’s major endeavor over the year ended June 30, 2006 and nine-month period ended March 31, 2007 has been its effort to raise additional capital to pursue its exploration activities and to meet its obligations relating to the grant of options to acquire interest in the mineral claims available from Sage Associates Inc.

Having obtained material financing, we are now moving forward to explore the properties and claims acquired and to implement exploration programs.

SELECTED INFORMATION
	Three months ended	Three months ended
	March 31, 2007	March 31, 2006

Revenues	$ Nil	$ Nil
Net Loss	$381,726	$925
Loss per share-basic and diluted	$(0.01)	$(925)

	Nine months ended	Nine months ended
	March 31, 2007	March 31, 2006

Revenues	$ Nil	$ Nil
Net Loss	$2,485,113	$925
Loss per share-basic and diluted	$(0.08)	$(925)

	As at	As at
	March 31, 2007	June 30, 2006

Total Assets	$5,742,868	$1,806,102
Total Liabilities	$3,752,998	$1,200,153
Cash dividends declared per share	Nil	Nil

The total assets for the year ended June 30, 2006 includes cash and cash equivalents for $550,775, short-term investments for $1,154,324, prepaid expenses for $2,789, capital assets for $27,182 and unamortized debt issuance cost for $71,032. For the nine-month period ended March 31, 2007, total assets include cash and cash equivalents for $2,973,405, short-term investments for $1,013,144, prepaid expenses and other receivables for $7,553, capital assets for $1,625,383 and unamortized debt issuance cost for $123,383. The current assets increased significantly from $1,707,888 on June 30, 2006 to $3,994,102 on March 31, 2007. The increase in current assets arose as the company received funds on the issue of convertible debentures for total consideration of $2,480,205 during the quarter ended September 30, 2006 and additional cash of $548,935 received through the issue of common shares.

Revenues

No revenue was generated by the Company’s operations during the three-month and nine-month periods ended March 31, 2007 and March 31, 2006.

Net Loss

The Company’s expenses are reflected in the Statements of Operation under the category of Operating Expenses. To meet the criteria of United States generally accepted accounting principles (“GAAP”), all mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. For the purpose of preparing financial information, all costs associated with a property that has the potential to add to the Company's proven and probable reserves are expensed until a final feasibility study demonstrating the existence of a proven and probable reserve is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a)	General and Administrative Expense

Included in operating expenses for the three-month period ended March 31, 2007 is general and administrative expense of $136,746, as compared with $925 for the three-month period ended March 31, 2006. During the nine-month period ended March 31, 2007, the general and administrative expense was $401,977 as compared to $925 for the nine-month period ended March 31, 2006. General and administrative expense represents approximately 33% of the total operating expense for the three-month period ended March 31, 2007 and approximately 16% of the total operating expense for the nine-month period ended March 31, 2007. General and administrative expense represents professional, consulting, office and general and other miscellaneous costs incurred during the three and nine month periods ended March 31, 2007.

(b)	Project Expense

Included in operating expenses for the three-month period ended March 31, 2007 is project expenses of $201,097 as compared with $Nil for the three-month period ended March 31, 2006. During the nine-month period ended March 31, 2007, the project expense was $2,017,697 as compared to $Nil for the nine-month period ended March 31, 2006. Project expense is the most significant expense and it represents approximately 78% of the total operating expense for the nine-month period ended March 31, 2007.

The significant components of this expense are as follows:

On August 31, 2006 the Company issued 3,540,600 common shares to Mojave Silver Company Inc., a Nevada Corporation, for purchase of its 100% right, title and interest in certain mineral claims situated in the State of Nevada. The total consideration of $885,150 calculated at $0.25 per common share was expensed to the income statement as Project expenses.

On August 31, 2006 the Company issued 1,850,000 common shares to Anglo Gold Mining Inc., a Nevada Corporation, for purchase of its 100% right, title and interest in certain mineral claims situated in the State of Nevada. The total consideration of $462,500 calculated at $0.25 per common share was expensed to the income statement as Project expenses.

On March 31, 2007, the Company accrued $150,000 being the estimated costs to clean up the mill and resolution of potential regulatory violations to meet the United States Bureau of Land Management requirements.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow and cash in hand for the nine-month period:

	March 31, 2007	March 31, 2006

Cash and cash equivalent	$2,973,405	$	nil
Working capital	$3,794,328		$(925)
Cash used in operating activities	$(679,428)	$	nil
Cash used in investing activities	$135,918	$	nil
Cash provided by financing activities	$2,966,140	$	nil

As at March 31, 2007 the Company had working capital of $3,794,328 as compared to $nil as of March 31, 2006. During the nine-month period ended March 31, 2007 the Company raised (net) $2,966,140 by issuing common shares and convertible debentures for cash. As of March 31, 2007 the Company had short term investments of $1,013,144.

Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangement as of March 31, 2007 and March 31, 2006.

Contractual Obligations and Commercial Commitments

The Company has entered into a one year renewable contract with Medallion Capital Corp. for consulting services commencing May 1, 2006, at a rate of $7,500 per month.

On August 21, 2006, the Company entered into an Option Agreement to acquire mineral claims in the state of Nevada. The Company paid $20,000 on signing and agreed, among other things, to complete a $500,000 drilling and exploration program prior to the first anniversary of the contract, to earn a 40% interest in the mineral claims. If the Company elects to proceed, to earn 100%, it must spend an additional $500,000 on further drilling on the claims prior to the second anniversary of the contract. The property is subject to a 2.1% Net Smelter Return royalty payment with advance royalty payments of $10,000 per annum up to a maximum of $100,000 or until feasibility study is completed recommending the property be put into production, which ever occurs first.

We expect to contract for all work on the Properties with independent contractors in the foreseeable future until we have discovered a commercial ore body or abandoned the property. We have no employees. We anticipate that we will require substantial financing in order to proceed with our plan of exploration for an economic ore body. We presently do not have any commitments in place to finance this exploration and there is no assurance that the necessary financing will be obtained. If we are unable to secure new financing, then we will not be able to carry out the required exploration and may not be able to maintain our interest in the Properties.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments. To the extent actual results differ from those estimates, our future results of operations may be affected. Beside this critical accounting policy on use of estimates, we believe the following critical accounting policy affects the preparation of our consolidated financial statements.

Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. For the purpose of preparing financial information, all costs associated with a property that has the potential to add to the Company’s proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserves is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. The Company's management, with the participation of the principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the March 31, 2007. Based on such evaluation, the principal executive officer and principal financial officer of the Company, respectively, have concluded that the Company's disclosure controls and procedures are effective.

(b)
Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) since they were instituted that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(c)
Limitations on the Effectiveness of Controls. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

RISK FACTORS

1.	THE COMPANY HAS NO SOURCE OF OPERATING REVENUE AND EXPECTS TO INCUR SIGNIFICANT EXPENSES BEFORE ESTABLISHING AN OPERATING COMPANY, IF IT IS ABLE TO ESTABLISH AN OPERATING COMPANY AT ALL.

Currently, the Company has no source of revenue, limited working capital and no commitments to obtain additional financing. The Company will require additional working capital to carry out its exploration programs. The Company has no operating history upon which an evaluation of its future success or failure can be made. The ability to achieve and maintain profitability and positive cash flow is dependent upon:

-	further exploration of our mineral properties and the results of that exploration.

-	raising the capital necessary to conduct this exploration and preserve the Company’s Properties.

-
raising capital to develop our mineral properties, establish a mining operation, and operate this mine in a profitable manner if any of these activities are warranted by the results of our exploration programs and a feasibility study.

Because the Company has no operating revenue, it expects to incur operating losses in future periods as it continues to spend funds to explore its mineral properties. Failure to raise the necessary capital to continue exploration could cause the Company to go out of business.

2.	IF THE COMPANY DEVELOPS MINERAL RESOURCES, THERE IS NO GUARANTEE THAT PRODUCTION WILL BE PROFITABLE.

Even if the Company finds mineral resources, there is no assurance that it will be able to mine them or that a mining operation would be profitable on any of its properties.

3.	THE COMPANY IS HIGHLY DEPENDENT UPON ITS OFFICERS AND DIRECTORS. BECAUSE OF THEIR INVOLVEMENT IN OTHER SIMILAR BUSINESSES WHICH MAY BE COMPETITORS, THEY MAY HAVE A CONFLICT OF INTEREST.

None of the Company’s officers or directors works for the Company on a full-time basis. There are no proposals or definitive arrangements to engage them on a full-time basis. All of the directors are officers or directors of other companies in similar exploration businesses. Such business activities may be considered a conflict of interest because these individuals must continually make decisions on how much of their time they will allocate to the Company as against their other business projects, which may be competitive. Also, the Company has no key man life insurance policy on any of its senior management or directors. The loss of one or more of these officers or directors could adversely affect the ability of the Company to carry on business.

4.	THE COMPANY COULD ENCOUNTER REGULATORY AND PERMITTING DELAYS.

The Company could face delays in obtaining permits to operate on the property covered by the claims. Such delays could jeopardize financing, if any is available, which could result in having to delay or abandon work on some or all of the mineral properties.

5.	THERE ARE PENNY STOCK SECURITIES LAW CONSIDERATIONS THAT COULD LIMIT YOUR ABILITY TO SELL YOUR SHARES.

Our common stock is considered a "penny stock" and the sale of our stock by you will be subject to the "penny stock rules" of the Securities and Exchange Commission. The penny stock rules require broker-dealers to take steps before making any penny stock trades in customer accounts. As a result, the market for our shares could be illiquid and there could be delays in the trading of our stock which would negatively affect your ability to sell your shares and could negatively affect the trading price of your shares.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS:

The Company is not a party to any pending legal proceeding or litigation and none of the Company’s property is the subject of a pending legal proceeding.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

On May 8, 2006, the Company completed a private placement of common shares at $0.10 per share from each of the Directors for the number of shares set out opposite their names below:

Todd D. Montgomery	250,000 shares
Joseph Montgomery	100,000 shares
Randal Ludwar	100,000 shares
Brent Walter	100,000 shares
Mason Douglas	100,000 shares

The foregoing private placement was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to an exemption afforded by Regulation S promulgated under the Securities Act (“Regulation S”). Each of the foregoing investors is a non-“U.S. Person” as that term is defined in Rule 902 of Regulation S. In addition, each of the foregoing investors gave the Company an undertaking in a subscription agreement to abide by the re-sale restrictions contained in Regulation S.

The Company completed private placements of common stock at $0.25 per share from the following accredited investors in the number of shares and on the dates set out opposite their names:

Name	Shares	Date Issued
Pinetree Resource Partnership	1,200,000	June 5, 2006
Royal Trust ITF AIG Global Investment Corp. (Can)	1,000,000	July 4, 2006
Capital One Asset Management	87,500	July 4, 2006
Richard Patricio	25,000	July 5, 2006
Mike Riccardi	87,500	July 5, 2006
NBCN Clearing Inc. ITF Deesons Investments Ltd.	200,000	July 26, 2006
NBCN Clearing Inc. ITF Oceanic Greystone Securities Inc.	200,000	July 26, 2006
NBCN Clearing Inc. ITF Leith Pedersen	212,760	July 26, 2006
NBCN Clearing Inc. ITF Dr. T. Chen Fong	200,000	July 26, 2006
NBCN Clearing Inc. ITF Brenda Mackie	102,128	July 26, 2006
NPT Fund	1,200,000	August 3, 2006
NPT Fund	280,851	August 10, 2006

The foregoing private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S. Each of the foregoing investors is a non-“U.S. Person” as that term is defined in Rule 902 of Regulation S. In addition, each of the foregoing investors gave the Company an undertaking in a subscription agreement to abide by the re-sale restrictions contained in Regulation S.

The Company issued Convertible Debentures to the accredited investors listed below in the amounts and on the dates set out opposite their names

Company	Issue Date	Amount
Royal Trust ITF AIG Global Investment Corp. (Can)	7/4/2006	$729,137.50
Capital One Asset Management Limited	6/27/2006	$63,831.50
NBCN Clearing Inc. ITF Deesons Investments Ltd.	7/26/2006	$223,406.00
NBCN Clearing Inc. ITF Diamond Investment Holdings Ltd.	7/26/2006	$223,406.00
NBCN Clearing Inc. ITF Dr. T. Chen Fong	7/26/2006	$150,000.00
NBCN Clearing Inc. ITF Brenda Mackie	7/26/2006	$74,468.00
NPT Fund	7/10/2006	$875,000.00
NPT Fund	8/2/2006	$204,787.25
Richard Patricio	6/27/2006	$18,229.00
Gundyco ITF Pinetree Resource Partnership	6/5/2006	$875,000.00
Mike Riccardi	6/27/2006	$63,802.00

Each Convertible Debenture has a term maturing on December 31, 2007 and will bear interest at the rate of 2% per annum. Interest shall be payable on conversion or maturity and may be payable by delivery of cash or Shares (as defined below). The Convertible Debentures, issued in this offering, shall rank equal with each other.

Each Convertible Debenture is convertible into “Units” consisting of one common share of the Corporation (a “Share”) and one common share purchase warrant (a “Warrant”) at the rate of one Unit for each $0.50 of principal under the Convertible Debenture at the time of conversion. The Corporation reserves the right to pay interest in cash or Shares at its option. Each Warrant shall entitle the holder to purchase one Share at $0.75 per Share for a term of 12 months following issuance of the Warrant. The Convertible Debentures shall be convertible at any time follow the registration of the Shares underlying the Units and the Warrants and before maturity of the Convertible Debentures.

The foregoing private placement of Convertible Debentures was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S. Each of the foregoing investors is a non-“U.S. Person” as that term is defined in Rule 902 of Regulation S. In addition, each of the foregoing investors gave the Company an undertaking in a subscription agreement to abide by the re-sale restrictions contained in Regulation S.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

 None.

ITEM 5: OTHER INFORMATION:

ITEM 6: EXHIBITS & REPORTS ON FORM 8-K

Exhibits

(a)	31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certificate of Chief Executive Officer and Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER RESERVE CORP.

Date: May 14, 2007	By:	/s/ Stafford Kelley

Name: Stafford Kelley Title: Secretary