Form 10QSB/A
period 2007-03-31
Silver Reserve Corp.
filed 2007-06-27
CIK 1383859

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

YES ☐	NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding As of March 31, 2007
Common Shares $ .0001 par value	33,323,839

Transitional Small Business Disclosure Format
YES ☐     NO ☒

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Silver Reserve Corp. hereby amends its Quarterly Report on Form 10-QSB, filed on May 15, 2007 (for the fiscal quarter ended on March 31, 2007) to include the disclosure, on the cover page hereto, that it is not a shell company as defined by Rule 12b-2 of the Exchange Act. All information contained herein in this amendment is as of May 15, 2007, the filing date of our original Quarterly Report on Form 10-QSB. This Amendment No. 1 on Form 10-QSB/A does not change our previously reported financial statements and other financial disclosures.

Items included in the original Quarterly Report on Form 10-QSB that are not included herein are not amended and remain in effect as of the date of the original filing. Additionally, this Form 10-QSB/A does not purport to provide an update or a discussion of any other developments subsequent to the original filing.

PART II: OTHER INFORMATION

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

Dated: June 25, 2007	/s/ Stafford Kelley
Stafford Kelley, Secretary