Form 10KSB
period 2007-06-30
Silver Reserve Corp.
filed 2007-09-28
CIK 1383859

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)
☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year June 30, 2007, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

000-52641
Commission File Number

SILVER RESERVE CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0492752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1226 White Oak Blvd., Suite 10A Oakville, Ontario L6H 2B9
(Address of Principal Executive Offices) (Zip Code)

905-845-1073

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐

The issuer had no revenue in the year ended June 30, 2007.

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of June 30, 2007 was approximately $19,368,954 based upon a share valuation of $0.75 per share. This share valuation is based upon the 10-day trailing average price of the Company’s shares as of August 30, 2007. The Company’s shares did not trade at all during the period covered by this Report.   For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer.

As of June 30, 2007, 33,323,839 shares of the issuer’s Common Stock were outstanding.

Transitional Small Business Disclosure Yes ☐ No ☒

PART I

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about our explorations, development, efforts to raise capital, expected financial performance and other aspects of our business identified in this Annual Report, as well as other reports that we file from time to time with the Securities and Exchange Commission.  Any statements about our business, financial results, financial condition and operations contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “projects,” or similar expressions are intended to identify forward-looking statements.  Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Part II., Item 6, “Management’s Discussion and Analysis—Risk Factors,” and elsewhere in this report.  We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future.

Item 1.   Description of Business.

Our name is Silver Reserve Corp. and we sometimes refer to ourselves in this annual report as “Silver Reserve”, the “Company”, or as “we,” “our,” or “us.” We are an exploration stage mining company. Our objective is to explore and, if warranted, develop our mineral claims located in Esmeralda County, Nevada; Mineral County, Nevada; the Lyon County, Nevada and Humboldt County, Nevada, as more fully described herein. In addition to our mineral claims, we own a milling facility, buildings and relating milling equipment located near Mina, Nevada. We were incorporated in the State of Delaware on June 3, 1999. Our head office is at 1135 Terminal Way, Suite 207B, Reno, Nevada 89502 and our administration offices are at 1226 White Oaks Blvd. Suite 10A, Oakville, Ontario Canada L6H 2B9. Our telephone numbers are 905-845-1073 or 866-448-1073 and our fax number is 905-845-6415 or 866-786-6415.

RISK FACTORS

1.	THE COMPANY HAS NO SOURCE OF OPERATING REVENUE AND EXPECTS TO INCUR SIGNIFICANT EXPENSES BEFORE ESTABLISHING AN OPERATING COMPANY, IF IT IS ABLE TO ESTABLISH AN OPERATING COMPANY AT ALL.

Currently, the Company has no source of revenue, and no commitments to obtain additional financing. The Company will require additional working capital to carry out on going exploration programs. The Company has no operating history upon which an evaluation of its future success or failure can be made. The ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	further exploration of our mineral properties and the results of that exploration.

•	raising the capital necessary to conduct this exploration and preserve the Company’s Properties.

•
raising capital to develop our mineral properties, establish a mining operation, and operating in a profitable manner if any of these activities are warranted by the results of our exploration programs and a feasibility study.

Because the Company has no operating revenue, it expects to incur operating losses in future periods as it continues to spend funds to explore its mineral properties. Failure to raise the necessary capital to continue exploration and or development could cause the Company to go out of business.

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

Item 2. Description of Property

Property Location and Description

The following map highlights the counties in the State of Nevada where the properties are located:

Pansy Lee Claim Group

The Pansy Lee Claim Group consists of 30 mineral claims located in Humboldt County, Nevada, approximately eight miles northwest of Winnemucca, Nevada. The claim names and numbers are listed below.

NAME	NMC No.	LOCATION DATE
PANSY LEE No.1	879333	-
PANSY LEE No.3	879334	-
PANSY LEE No.5	879335	-
PANSY LEE 2	859406	12/20/03
PANSY LEE 4	859407	12/20/03
PANSY LEE 6	859408	12/20/03
PANSY LEE 7-30	859409-432	12/20/03

The Pansy Lee claims are accessible by road from Winnemucca, Nevada. A graded dirt road runs northwesterly for a distance of 12 miles to the property which lies at elevations ranging from 4600 feet to 5200 feet.

A substantial amount of underground work has been done on the Pansy Lee Claims, as much as 910 feet below surface with over 6000 feet of horizontal tunneling on several levels. A mine was operated at the Pansy Lee claim site from 1937 to 1942. Further production occurred in 1964 and 1974. Work was undertaken again in 1981 and 1982. Much of our information about the Pansy Lee Claim Group was obtained from publicly available reports and articles concerning prior exploration of the site by other parties. A report by Hendrickson and Cazat, prepared in 1982, reported 151,300 tons of proven and possible ore with an average grade of 17.46 oz per ton silver and .218 oz per ton gold. This information is publicly available and may not be reliable. The Company plans to carry out research and work to obtain its own data.

Terms of Acquisition

On August 1, 2006, the Company acquired the Pansy Lee Claims from Anglo Gold Mining Inc. in exchange for 1,850,000 shares of the Company’s common stock. Our interest was acquired pursuant to an Asset Purchase Agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”). Pursuant to the Pansy Lee Purchase Agreement, in the event that any one or more claims becomes a producing claim, our revenue is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue. Gross revenue would be calculated after commercial production commences and includes the aggregate of the following amounts: revenue received by Silver Reserve from arm’s length purchasers of all mineral products produced from the property, the fair market value of all products sold by Silver Reserve to persons not dealing with Silver Reserve at arms length and Silver Reserve’s share of the proceeds of insurance on products. From such revenue, the Company would be permitted to deduct: sales charges levied by any sales agent on the sale of products; transportation costs for products; all costs, expenses and charges of any nature whatsoever which are either paid or incurred by Silver Reserve in connection with the refinement and beneficiation of products after leaving the property and all insurance costs and taxes.

On August 15, 2006, Anglo Gold Mining Inc. assigned the Pansy Lee Purchase Agreement to the shareholders of Anglo Gold Mining, Inc. with the consent of Silver Reserve.

NMC Claim Group and Milling Facility

On August 1, 2006 the Company entered into an agreement with International Energy Resources, Inc. to purchase 29 claims referred to herein as the “NMC Claims,” a mill building at the claim area and related milling equipment in Mineral County, Nevada. The mill building is a corrugated steel structure. The assets were conveyed in exchange for 6,975,000 common shares of the Company pursuant to a Property Purchase Agreement with International Energy Resources, Inc. (the “International Energy Resources Purchase Agreement”).

On August 15, 2006, International Energy Resources Inc. assigned the International Energy Resources Purchase Agreement to its shareholders with the consent of Silver Reserve.

The milling facility is a custom mill installation located near the town of Mina, Nevada, approximately 185 mile south east of Reno, Nevada on US 95. The mill has operated under various configurations to meet specific requirements of prior operators. Ore from various sources has been custom milled and processed for the production of concentrate or “doré” bars. “Doré” bars are bars of precious metal, in this case silver and gold, poured from molten material recovered in the final processing of the mill.

The mill is nominally designed to process 200 tons of ore per day. Depending on the ore hardness, the crushing circuit will be able to process up to about 250 tons of ore per day. The flotation and leach sections are also capable of running at the 200 tons per day rate. However, other areas of the processing section do not appear to have sufficient capacity to sustain the mill’s nominal design rate and some additions may be required.

The 29 Mill Site claims are listed below:

NAME	NMC No.
Red Rock Annex	NMC - 671448
IERI 3	NMC - 417400
IERI 4	NMC - 417401
IERI 5	NMC - 417402
IERI 6	NMC - 417403
IERI 9	NMC - 417406
IERI 10	NMC - 417407
IERI 13	NMC - 923205
IERI 14	NMC - 923206
IERI 15	NMC - 923207
IERI 16	NMC - 923208
IERI 17	NMC - 923209
IERI 18	NMC - 923210
IERI 19	NMC - 923211
IERI 20	NMC - 923212
IERI 21	NMC - 923213
IERI 22	NMC - 923214
IERI 23	NMC - 923215
IERI 24	NMC - 923216
IERI 25	NMC - 923217
IERI 26	NMC - 923218
IERI 27	NMC - 923219
IERI 28	NMC - 923220
IERI 29	NMC - 923221
IERI 30	NMC - 923222
IERI 31	NMC - 923223
IERI 32	NMC - 923224
IERI 33	NMC - 923225
IERI 34	NMC - 923226

Klondyke Claim Group, Dyer Claim Group, Montezuma Claim Group, Nivloc Claim Group, Sylvania Claim Group, Santa Fe Claim Group, Silver Queen Claim Group, Blue Dick Claim Group, Weepah Hills Claim Groups, Kope Scheelite Claim Group, Quailey Patented Claims and Quailey Unpatented Claims

On August 1, 2006 the Company entered into a property purchase agreement (the “Mojave Silver Property Purchase Agreement”) with the Mojave Silver Company, Inc. (the “Mojave Silver Property”) to acquire a 100% interest in claims located in Esmeralda County and Mineral County, Nevada (as further described below) and known as the Klondyke Claim Group, Dyer Claim Group, Montezuma Claim Group, Nivloc Claim Group, Sylvania Claim Group, Santa Fe Claim Group, Silver Queen Claim Group, Blue Dick Claim Group, Weepah Hills Claim Groups, Kope Sheelite Group, Quailey Patented Claims and Quailey Unpatented Claims (collectively the “Mojave Claims”). The Mojave Claims were conveyed in exchange for 3,540,600 shares of the Company’s common stock.

On August 15, 2006 Mojave Silver Company Inc. assigned the Mojave Silver Property Purchase Agreement to the shareholders of Mojave Silver Company with the consent of Silver Reserve.

The Klondyke Claim Group

The Klondyke Claim Group, purchased from Mojave Silver Company Inc., consists of 63 mineral claims (KD 1-63) located in Esmeralda County, Nevada. Following the purchase we staked an additional 27 claims (KD 64-90) contiguous to the purchased group. The claim names and numbers are listed below.

NAME	NMC No.	LOCATION DATE
KD 1-63 KD 64-90	867448 -867510 936118-936144	2/23/04 & 2/24/04

The Klondyke Claim Group is accessible by road from Tonopah, Nevada. The property lies at elevations ranging from 5,400 feet to 5,908 feet.

The Klondyke district, which was discovered in 1899, lies about 10 miles south of Tonopah, Nevada. Most of the deposits occur in limestone on veins carrying both silver and gold. Production up to 1960 was 2,758 tons, according to public records. The claim area hosts numerous prospects and mine shafts.

Silver Queen Claim Group

The Silver Queen Claim Group consists of 83 mineral claims located in Esmeralda County, Nevada, approximately nine miles west of Silver Peak, Nevada on Highway 47. The claim names and numbers are listed below:

NAME	NMC No.	LOCATION DATE
SQ 1 SQ 6 - 87	870453 870454-870535	3/20/04-3/21/04

The Silver Queen claims are accessible from the town of Silver Peak, Nevada. The claims lie at elevations ranging from 7,800 feet to 9,012 feet and are located in the Silver Peak District. The Silver Peak District consists of two districts, the Red Mountain district and the Mineral Ridge district, each with its own separate type of geology and mineral deposits. The Silver Queen Claim Group covers a northerly-trending group of silver deposits. The deposits located in the Red Mountain district were first discovered in 1907. In 1920 a producing mine was constructed and production continued through the late 1950’s. Based upon publicly available records, the ore produced from this mine averaged 20-25 ounces of silver per ton.

Dyer Claim Group

The Dyer Claim Group consists of 19 mineral claims located in Esmeralda County, Nevada, approximately 5 miles east of the town of Dyer, Nevada on Highway 3A. The claim names and numbers are listed below:

NAME	NMC No.	LOCATION DATE
DR 1- 15 DR 39-42	871090-821104 871128-871131	4/8/04

The Dyer group of claims is accessible from the town of Dyer, Esmeralda County. The property lies at elevations ranging from 4,800 feet to 5,600 feet. The Dyer district consists of several prospects and a few small mines. The deposits consist of black copper-silver sulfide in quartz veins in crushed and decomposed limestone. Surface oxidation has led to the formation of copper carbonate, iron oxide and silver chloride.

Sylvania Claim Group

The Sylvania Claim Group consists of 30 mineral claims located in Esmeralda County, Nevada. The claim names and numbers are listed below:

NAME	NMC No.	LOCATION DATE
SY 1-30	871132-871161	4/6/04

The Sylvania claims are accessible from the town of Lida, Nevada. The property lies at elevations ranging from 7,320 feet to 7,800 feet.

The Sylvania District consists of a number of prospects, the Sylvania Mine and three small open pit mines. Production has occurred in the past and a steel head frame in good condition remains on the property. Based upon publicly available records, the deposits occur in a mile-wide northwest-trending belt or zone. Based upon publicly available records, the deposits are mainly silver-lead but some gold and tungsten also occurs. Most of the silver-lead deposits are veins in limestone.

Montezuma Claim Group

The Montezuma Claim Group consists of 19 mineral claims located in Esmeralda County, Nevada approximately 5.5 miles west of the town of Goldfield, Nevada on Highway 95. The claim names and numbers are listed below.

NAME	NMC No.	LOCATION DATE
MR 1 - 19	871176 - 871194	4/10/04

The Montezuma claims are accessible from the town of Goldfield, Nevada. The property lies at elevations ranging from 6400 feet to 6895 feet. The Montezuma District consists of a number of prospects, some shafts and tunnels and one small mine. Based upon publicly available records, the district is predominantly a silver-lead district although small amounts of copper, gold and bismuth were found in some of the producers. The deposits consist of quartz veins in limestone and shale and also replacements in limestone.

Nivloc Claims Group

The Nivloc Claims Group consists of 15 mineral claims located in Esmeralda County, Nevada approximately 6 miles southwest of Silver Peak, Nevada on Highway 47. The claim names an numbers are listed below.

NAME	NMC No.	LOCATION DATE
NL 1-15	867511-867525	2/22/04 & 2/23/04

The Nivloc claims are accessible from the town of Silver Peak, Nevada. Elevations on the property range from 5900 feet to 6400 feet. The Nivloc claims lie on the eastern flank of Red Mountain and, with the Sixteen-to-One and Mokawk deposits, form a mineralized zone which trends northwesterly. The veins trend northeasterly across the zone. The Nivloc Mine operated from 1937 to 1943 with ore grading 0.05 ounces of gold and 11.0 ounces of silver per ton, according to public records.

Blue Dick Claim Group

The Blue Dick Claim Group consists of 26 mineral claims located in Esmeralda County, Nevada, approximately 2.5 miles west of the town of Lida, Nevada on Highway 3. The claims names and numbers are listed below.

NAME	NMC No.	LOCATION DATE
BD 1-26	868274-868299	3/15/04

The Blue Dick claims are accessible from the town of Lida, Nevada. The claims lie at elevations ranging from 6920 feet 8440 feet. The Blue Dick claims are located in the SE part of the Palmetto District. Production occurred prior to 1960 and the deposits contained silver, gold and lead and occur in veins, according to public records. Most of these veins trend west or northwest. The claim area contains numerous prospects, adits, shafts and two small open pit mines. The Blue Dick Mine, which has two shafts and two adits has no available data.

Weepah Hills Claim Groups

The Weepah Hills consists of two groups of claims located in Esmeralda County, Nevada, approximately 15.5 miles southwest of Tonopah, Nevada on Highway 95. The first group of claims is in the Weepah Hills district and consists of 24 claims. The second group of claims, consisting of 10 claims, is located on the northwester flank of General Thomas Hills and is reached from Tonopah by following Highway 95. Both groups are in Esmeralda County, Nevada. The claim names and numbers are listed below.

NAME	NMC No.	LOCATION DATE
WH 1 - 34	868300-868333	-

The first group of claims in the Weepah Hills range in elevations from 6600 feet to 7000 feet. The second group of claims area ranges in elevation from 5800 feet to 6400 feet. There are mineral workings on the claims some of which were operated in the early 1960’s, according to public records.

Kope Scheelite Claims Group

The Kope Scheelite Claims Group consists of 32 mineral claims located in Mineral County, Nevada, approximately 2 miles east of Luning. Nevada. The claim names and numbers are listed below:

NAME	NMC No.	LOCATION DATE
CP 13-44	871213-871244	3/30/04 & 3/31/04

The Kope Scheelite claims are accessible from Tonopah, Nevada. The elevations on the claim area range from 6800 feet to 7000 feet. The Kope Scheelite claims are located on the southernmost part of the Gabbs Valley Range. The workings on the property consist of two shafts, one about 100 feet deep with a connected short adit and the other shaft of unknown depth.

Santa Fe Group

The Santa Fe Claim Group consists of 27 claims located in Mineral County, Nevada, approximately one mile north of Luning, Nevada. The claims name and numbers are listed below:

NAME	BLM No.	LOCATION DATE
SF 1-27	868203-868229	4/2/04

The Santa Fe claims are accessible from the town of Luning, Nevada. The Santa Fe district is located in the Gabbs Valley Range northeast of Luning. The Santa Fe property was first located in 1879 and has produced silver and lead, according to public records. Workings consist of a 300 ft incline and several hundred feet of tunnels on different levels.

The Quailey Mine Claim Group

The Quailey Mine Claim Group consists of 35 staked mineral claims and 9 patented claims (for a total of 44 claims) located in Mineral County, Nevada approximately 16 miles southeast of Hawthorne, Nevada on the northwest side of Excelsior Mountains. The Company purchased 15 staked claims and the 9 patented claims. Following the closing of the purchase the Company staked an additional 20 claims contiguous to the staked claims purchased. The claim names and numbers are listed below:

STAKED CLAIMS

NAME	M.C.F Number		BLM NMC
Q1 -15	136857-136871		916094-916108
Q16 - 35	140163-140182		935436-935455

PATENTED CLAIMS

NAME	ACRES	APM No.	DATE
NEVADA	20.66	009-200-11	MAR.23, 1903
SAN JUAN	10.33	009-200-05	APR.10, 1905
ROOSEVELT	20.66	009-200-12	MAR.23, 1903
GREAT EASTERN	20.66	009-200-12	APR. 10, 1905
BONANZA	20.66	009-200-10	APR. 23, 1903
RED BANK	20.66	009-200-10	MAR. 23, 1903
CALUMET	20.66	009-200-12	APR. 10, 1905
CENTRAL	20.66	009-200-10	APR. 23, 1903
BUTTE	20.66	009-200-10	FEB. 24 1906

In the past the Federal government permitted private parties to obtain title to a claim known as a “patent” if certain conditions were met. Patents for claims are no longer issued. Staked claims are created by physically inserting a stake in the ground at each corner of the claim and filing the location of the claim as so demarcated with a government recording office.

The Quailey Mine Claim Group is accessible from the city of Hawthorne, Nevada. A number of dirt roads provide access to the main workings of the former mine. Most of the information for the Quailey Mine Project was obtained from a 1975 report by J. McLaren Forbes. The early work on the property was done in 1882 when copper ores with silver and gold values were mined and smelted on the property. Later, between 1907 and 1914, Excelsior Enterprises Inc. was active on the property. Just prior to this activity, a number of the claims were surveyed and patented. During the period 1975-76 the mine was rehabilitated. This work was done by Ladd Enterprises Inc, of Reno, Nevada.

Option to Purchase Mineral Claims from Sage Associates as Amended

On August 21, 2006, the Company entered into an option agreement with Sage Associates, Inc. (“Sage”) to purchase 12 mineral claims in Lyon County, Nevada (the “Sage Option Agreement”). The mineral claims covered by the Sage Option Agreement, including all claims that may be added during the term of the Agreement are collectively referred to herein as the “Como Claims”. The Company paid $20,000 upon execution of the Sage Option Agreement as an initial payment. In the first year of the Sage Option Agreement the Company staked up to 250 claims adjoining the Como Claims (such claims to become subject to the Sage Option Agreement) as required by the Sage Option Agreement; commission a geophysical review of the property by a designated consultant; commission Sage as a geological consultants at a rate of $400 per day to assist in establishing drill targets and complete a drill program consisting of reverse calculation and core drilling. The Company is required to invest not less than $500,000 to earn a 40% interest in the property. To earn a 100% interest in the property the Company is required to complete additional programs having a cost of not less than $500,000. On the second anniversary of the Sage Option Agreement or upon completion of programs totaling $1,000,000, which ever occurs first, Silver Reserve is required to issue to Sage 500,000 shares of its common stock, as fully paid and non assessable shares. In addition, the Company is required to make an advance royalty payment in the amount of $10,000 on each anniversary date of the Sage Option Agreement and continue to do so until the first of the following occurs: (i) the option is fully exercised; (ii) Sage has received a total of $100,000 in cash; or (iii) a feasibility study recommending the property be put into production is completed.

The Company can earn a 40% interest in the Como Claims when it has made the initial payment, made the first annual advance royalty payment and completed the first $500,000 program requirements under the Sage Option Agreement. The Company can earn a 100% interest in the Como Claims when the Company has completed a total of $1,000,000 program expenditures on the property. Sage shall hold title to the optional claims in escrow until the Company has earned a 100% interest. When the Company has fulfilled its obligations under the Sage Option Agreement, title to the claims will be transferred to Silver Reserve.

In the event the Sage Option Agreement is terminated after Silver Reserve has earned a 40% interest, the relationship between the parties shall be converted into a joint venture arrangement wherein Silver Reserve shall retain its 40% interest and Sage will have a 60% interest. The joint venture will be formed in order to continue maintenance of the Como Claims and any further work on the property.

Silver Reserve’s interest in the Como Claims is subject to a net smelter return royalty of 2.1% of “Net Smelter Returns”. Net Smelter Returns are calculated according to gross revenue beginning after commercial production commences. For purposes of determining gross revenue, the following items are included: revenue received by Silver Reserve from arm’s length purchasers of all mineral products produced from the property, the fair market value of all products sold by Silver Reserve in such period to persons not dealing with Silver Reserve at arms length, and Silver Reserve’s share of the proceeds of insurance on products minus “permissible deductions.” Permissible deductions include: sales charges levied by any sales agent on the sale of products, transportation costs for products, all costs, expenses and charges of any nature whatsoever which are either paid or incurred by Silver Reserve in connection with the refinement and beneficiation of products after leaving the property; and all insurance costs and taxes.

Como Claim Group

The Como Claim Group consists of 12 mineral claims located in Lyon County, Nevada approximately 15 miles directly east of Carson City, Nevada. The claim names and numbers are listed below.

OPTIONED CLAIMS	APM No.	BLM NMC
SUE 30-31		814022-814023
SUE 33		814024
SUE 35-38		667248 - 667251
SUE 136		667280
SUE 138		667282
SUE 145		667288
SUE 147		667289
SUE 149		667290

STAKED CLAIMS	COUNTY FILE NO.	BLM - NMC
CO 1 - 38	391753 - 391790	935104 - 935141
CO 43 - 54	391791 - 391802	935142 - 935153
CO 60 - 72	391803 - 391815	935154 - 935166
CO 77 - 90	391816 - 391829	935167 - 935180
CO 94 - 108	391830 - 391844	935818 - 935195
CO112 - 126	391845 - 391859	935196 - 935210
CO 129 - 231	391860 - 391962	935211 - 935313

The Como claims are accessible from the town of Dayton, Nevada. The property lies about 14 miles southeast of the Comstock Lode at Virginia City, Nevada. Elevations of the Como Claims Group range from 6,400 ft. to 7,200 feet. A number of “four wheel drive” trails provide access to various parts of the property.

The Como district was discovered in the 1860’s, but the first serious work began in 1894 with the start of the Boyle Tunnel which was completed in 1934. During this period, the Como shaft was completed by 1910. The Como and adjacent Rapidian Mines produced about 25,000 tons of ore during the period from 1918 to 1920 and about 57,000 tons in the period from 1935 to 1936, according to information contained in public records.

Nevada Refinery Purchase Agreement

On August 1, 2006 the Company purchased a 100% interest in refinery equipment from Nevada Refinery Inc. in exchange for 88,500 shares of common stock of the Company. The Company intends to install this equipment in its mill building located near Mina, Nevada. The refinery equipment will be used to refine Dore bars or smelt concentrate to product 99.9% pure silver and gold bars.

Further Exploration

The Company has sufficient capital to meet its operating requirements over the next year, to complete sufficient work and expenditures to earn 100% interest in the optioned Como claims and to carry out valuations of the other claim groups. The results of specific exploration programs will be released as they become available.

Regulations Governing Mining in Nevada

All exploration and mining in Nevada is carried out under regulation established by the Federal Bureau of Land Management and the Nevada Bureau of Mining and Geology, and in some circumstances the local county or municipality where the claims are located. These regulations cover exploration work where the surface is disturbed, all types of underground mining, air and water quality, use of ground water from wells, rivers, ponds and lakes, waste management, protection of the environment wildlife and historical sites, road building, discharge and disposal of all materials from mining operations plus other matters.

Government Requirements for Maintenance of Claims

A claim holder is required to pay an annual fee of $125.00 per claim to the Federal Bureau of Land Management on or before August 31 of each year. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

Government Permitting

The Federal Bureau of Land Management (the “BLM”) and the Nevada Bureau of Mining and Geology issue permits required for exploration and mining in the State of Nevada. The Company is required to post bonds with the BLM to cover reclamation cost related to the work carried out on any claim group.

Item 3.   Legal Proceedings.

There is no material legal proceeding pending or, to the best of our knowledge, threatened against the Company or its subsidiaries.

Item 4.  Submission of Matters to Vote of Security Holders.

None.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

As of June 30, 2007, there are 33,323,839 shares of common stock outstanding (a “Share” or “Shares”), held by 581 shareholders of record.

Private Placements for the Fiscal Year ended June 30, 2006

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

The Company issued Convertible Debentures to the accredited investors listed below in the amounts and on the dates set out opposite their names

Company	Issue Date	Amount
Capital One Asset Management Limited	6/27/2006	$63,831.50
Richard Patricio	6/27/2006	$18,229.00
Gundyco ITF Pinetree Resource Partnership	6/5/2006	$875,000.00
Mike Riccardi	6/27/2006	$63,802.00

Each Convertible Debenture has a term maturing on December 31, 2007 and bears interest at the rate of 2% per annum. Interest is payable on conversion or maturity and may be payable by delivery of cash or Shares (as defined below). The Convertible Debentures rank equal with each other.

The Convertible Debentures are convertible into “Units” where each Unit consists of one Share and Share purchase warrant (a “warrant”) at the rate of one Unit for each $0.50 of principal under the Convertible Debenture at the time of conversion. The Corporation reserves the right to pay interest in cash or Shares at its option. Each warrant shall entitle the holder to purchase one Share at $0.75 per Share for a term of 12 months following issuance of the warrant. The Convertible Debentures are convertible at any time before maturity of the Convertible Debentures.

The foregoing private placement of Convertible Debentures was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S. Each of the foregoing investors is a non-“U.S. Person” as that term is defined in Rule 902 of Regulation S.

Private Placements of Securities For the Year Ended June 30, 2007

The Company completed private placements of Shares at $0.25 per share from the following accredited investors for the number of shares and on the dates set out opposite their names:

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

Each Convertible Debenture has a term maturing on December 31, 2007 and bears interest at the rate of 2% per annum. Interest is payable on conversion or maturity and may be payable by delivery of cash or Shares (as defined below). The Convertible Debentures rank equal with each other.

The Convertible Debentures are convertible into “Units” where each Unit consists of one Share and Share purchase warrant (a “warrant”) at the rate of one Unit for each $0.50 of principal under the Convertible Debenture at the time of conversion. The Corporation reserves the right to pay interest in cash or Shares at its option. Each warrant shall entitle the holder to purchase one Share at $0.75 per Share for a term of 12 months following issuance of the warrant. The Convertible Debentures are convertible at any time before maturity of the Convertible Debentures.

The foregoing private placement of Convertible Debentures was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S. Each of the foregoing investors is a non-“U.S. Person” as that term is defined in Rule 902 of Regulation S.

Other Sales or Issuances of Unregistered Securities

Year ended June 30, 2007

Purchase Warrants

Issued	Expiration Date *	Exercise Price
July 6, 2006	December 31, 2007	$175,000
July 26, 2006	December 31, 2007	67,128
August 2, 2006	December 31, 2007	107,979
		$350,107

* The expiry dates of all the above broker warrants were extended to December 31, 2007 from June 30, 2007 by resolution of the Board of Directors on June 26, 2007.

Stock Option Plan

On April 20, 2006, we adopted the 2006 Stock Option Plan (the "Plan") under which our officers, directors, consultants, advisors and employees may receive stock options. The aggregate number of shares of common stock that may be issued under the plan is 5,000,000. The purpose of the Plan is to assist us in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors, and employees of Silver Reserve who contribute to our success, and to achieve long-term objectives that will inure to the benefit of all shareholders through the additional incentive inherent in the ownership of our common stock. Options granted under the plan will be either "incentive stock options", intended to qualify as such under the provisions of section 422 of the Internal Revenue Code of 1986, as from time to time amended (the "Code") or "unqualified stock options". For the purposes of the Plan, the term "subsidiary" shall mean “Subsidiary Corporation,” as such term is defined in section 424(f) of the Code, and "affiliate" shall have the meaning set forth in Rule 12b-2 of the Exchange Act.

As of June 30, 2007, the following options were outstanding under the Plan:

Number of Options	Date of Grant	Exercise Price	Expiry Date
1,850,000	April 10, 2007	$0.50	April 9, 2012
50,000	April 17, 2007	$0.50	April 16, 2012
10,000	May 17, 2007	$0.50	May 16, 2012

Item 6.   Management’s Discussion and Analysis

This section should be read in conjunction with the accompanying consolidated financial statements and notes included in this report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

Discussion of Operations & Financial Condition
Twelve months ended June 30, 2007

Silver Reserve Corporation has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As at June 30, 2007, we had accumulated losses of $2,939,803. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company’s major endeavor over the year ended June 30, 2007 has been its effort to raise additional capital to pursue its exploration activities.

Having obtained material financing, we are now moving forward to explore the properties and claims acquired and to implement exploration programs on it 12 mineral claim groups in the State of Nevada, meet our obligations relating to the grant of options to acquire interest in other mineral claims available from Sage Associates Inc. We are also cleaning up our Red Rock mill site at Mina, Nevada in preparation for permitting and potential operation.

.
SELECTED ANNUAL INFORMATION

	June 30, 2007	June 30, 2006
Revenues	Nil	Nil
Net Loss	$2,845,424	$87,574
Loss per share-basic and diluted	$(0.09)	$(0.05)
Total Assets	$5,429,519	$1,806,102
Total Liabilities	$3,769,934	$1,200,153
Cash dividends declared per share	Nil	Nil

Our total assets for the year ended June 30, 2007 includes cash and cash equivalents of $2,639,256, short-term investments of $1,124,059, prepaid expenses of $29,425, capital assets of $1,554,224 and unamortized debt issuance cost of $82,555. The total assets for the year ended June 30, 2006 includes cash and cash equivalents of $550,775, short-term investments of $1,154,324, prepaid expenses of $2,789, capital assets of $27,182 and unamortized debt issuance cost of $71,032. The total assets increased significantly from $1,806,102 on June 30, 2006 to $5,429,519 on June 30, 2007. The increase in total assets arose as the Company received funds on the issue of convertible debentures for a total consideration of $2,480,205 during the year ended June 30, 2007 and additional cash of $548,935 through the issuance of common shares.

Revenues

No revenue was generated by the Company’s operations during the years ended June 30, 2007 and June 30, 2006.

Net Loss

The Company’s expenses are reflected in the Statements of Operation under the category of Operating Expenses. To meet the criteria of United States generally accepted accounting principles (“GAAP”), all mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. For the purpose of preparing financial information, all costs associated with a property that has the potential to add to the Company's proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserve is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in Operating Expenses for the year ended June 30, 2007 is general and administrative expense of $596,837, as compared with $89,647 for the year ended June 30, 2006. General and administrative expense represents approximately 20% of the total operating expense for the year ended June 30, 2007 and 99% of the total Operating Expense for the year ended June 30, 2006. General and administrative expense increased by $507,190 in the current year, compared to the prior year. The increase in this expense is mainly due to the professional fees, consulting fees, office operations and expenses and general and other miscellaneous costs incurred during the year ended June 30, 2007 and $30,026 expensed for stock based compensation cost.

(b) Project Expense

Included in operating expenses for the year ended June 30, 2007 is project expenses of $2,136,174 as compared with $nil for the year ended June 30, 2006. Project expense is the most significant expense and it represents approximately 72% of the total operating expense for the year ended June 30, 2007.

The significant components of this expense are as follows:

On August 31, 2006 the Company issued 3,540,600 common shares to Mojave Silver Company Inc., a Nevada Corporation, for purchase of its 100% rights, title and interest in certain mineral claims situated in the State of Nevada. The total consideration paid for these claims was $885,150 based on a valuation of $0.25 per Share. This amount was expensed to the income statement as Project expenses.

On August 31, 2006 the Company issued 1,850,000 common shares to Anglo Gold Mining Inc., a Nevada Corporation, for purchase of its 100% rights, title and interest in certain mineral claims situated in the State of Nevada. The total consideration paid for these claims was $462,500 based on a valuation of $0.25 per Share. This amount was expensed to the income statement as Project expenses.

On June 30, 2007, the Company accrued $75,000 as the estimated costs to clean up its Red Rock mill site at Mina Nevada in order to resolve potential violations pursuant to United States Bureau of Land Management requirements.

Liquidity and Capital Resources

The following table summarizes the company’s cash flows and cash in hand:

	Year ended	Year ended
	June 30, 2007	June 30, 2006

Cash and cash equivalent	$2,639,256	$550,775
Working capital	$22,806	$1,529,876
Cash used in operating activities	$(900,193)	$(20,822)
Cash provided (used) in investing activities	$22,534	$(1,164,265)
Cash provided by financing activities	$2,966,140	$1,735,862

As at June 30, 2007, the Company had working capital of $22,806 as compared to $1,529,876 as of June 30, 2006. The reduction in working capital is primarily due to disclosure of convertible debentures of $3,570,681 as a current liability as of June 30, 2007. During the year ended June 30, 2007, the Company raised $3,029,140 (gross) by issuing common shares and convertible debentures for cash.

During the prior year ended June 30, 2006, the Company raised (net) $1,735,862 by issuing common shares and convertible debentures for cash.

Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangements as of June 30, 2007 and June 30, 2006.

Contractual Obligations and Commercial Commitments

The Company has entered into a one-year renewal contract with Medallion Capital Corp. for consulting services commencing as of May 1, 2006, at a rate of $7,500 per month.

On August 21, 2006, the Company entered into an option agreement with Sage Associates, Inc. (“Sage”) to purchase 12 mineral claims in Lyon County, Nevada (the “Sage Option Agreement”). The Sage Option Agreement was subsequently amended and the following description describes the Sage Option Agreement as amended. The mineral claims covered by the Sage Option Agreement, including all claims that may be added during the term of the Agreement are collectively referred to herein as the “Como Claims”. The Company paid $20,000 upon execution of the Sage Option Agreement as an initial payment. In the first year of the Sage Option Agreement the Company staked up to 250 claims adjoining the Como Claims (such claims to become subject to the Sage Option Agreement); commissioned a geophysical review of the property by a designated consultant; commissioned Sage as geological consultants at a rate of $400 per day to assist in establishing drill targets and complete a drill program consisting of reverse calculation and core drilling. The Company is required to invest not less than $500,000 to earn a 40% interest in the property. In order to earn a 100% interest in the property, the Company is required to complete additional programs having an aggregate cost of not lest than $500,000. Upon the first to occur of the second anniversary of the Sage Option Agreement or upon completion of programs totaling $1,000,000, Silver Reserve is required to issue to Sage 500,000 shares of its common stock, as fully paid and non assessable shares. In addition, the Company is required to make an advance royalty payment in the amount of $10,000 on each anniversary date of the Sage Option Agreement and continue to do so until the first of the following occurs: (i) the option is fully exercised; (ii) Sage has received a total of $100,000 in cash; or (iii) a feasibility study recommending the property be put into production is completed.

The Company can earn a 40% interest in the Como Claims when it has made the initial payment, made the first annual advance royalty payment and completed the first $500,000 program requirements under the Sage Option Agreement. The Company can earn a 100% interest in the Como Claims when the Company has completed a total of $1,000,000 program expenditures on the property. Sage shall hold title to the claims in escrow until the Company has earned a 100% interest. When the Company has fulfilled its obligations under the Sage Option Agreement, title to the claims will be transferred to Silver Reserve.

In the event the Sage Option Agreement is terminated after Silver Reserve has earned a 40% interest, the relationship between the parties shall be converted into a joint venture arrangement wherein Silver Reserve shall retain its 40% interest and Sage will have a 60% interest. The joint venture will be formed in order to continue maintenance of the Como Claims and any further work on the property.

Silver Reserve’s interest in the Como Claims is subject to a net smelter return royalty of 2.1% of “Net Smelter Returns”. Under the Sage Option Agreement, Net Smelter Returns are calculated according to gross revenue beginning after commercial production commences. For purposes of determining gross revenue, the following items are included: revenue received by Silver Reserve from arm’s length purchasers of all mineral products produced from the property, the fair market value of all products sold by Silver Reserve in such period to persons not dealing with Silver Reserve at arms length, and Silver Reserve’s share of the proceeds of insurance on products minus “permissible deductions.” Permissible deductions include: sales charges levied by any sales agent on the sale of products, transportation costs for products, all costs, expenses and charges of any nature whatsoever which are either paid or incurred by Silver Reserve in connection with the refinement and beneficiation of products after leaving the property; and all insurance costs and taxes.

On August 20, 2007 an advance royalty payment of $10,000 pursuant to the Sage Option Agreement was made by the Company.

On July 9, 2007, the Company bound Director and Officer Insurance with coverage of $1,000,000 at an annual premium of $18,911. On August 20, 2007, the Company increased the coverage to $3,000,000 for an additional premium of $22,989.

On August 29, 2007, the Board of directors authorized the execution of a contract with a drilling company to commence drilling on the Como property, under option from Sage Associates, at an estimated cost of $250,000.

On August 30, 2007, the Board of Directors recommended the Company enter into a financial consulting agreement with Brehnam Trading Corp. and investor relations agreement with Costa View Inc. and each of these parties are to be issued 1,500,000 shares, to be earned in equal installments of 375,000 shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009. These Agreements were completed on September 21, 2007.

We expect to contract with independent contractors for all work done on the Properties for the foreseeable future until we have discovered a commercial ore body or abandoned the property. We have no permanent employees. We anticipate that we will require substantial financing in order to proceed with our plan of exploration for an economic ore body. We presently do not have any commitments in place to finance this exploration and there is no assurance that the necessary financing will be obtained. If we are unable to secure new financing we will not be able to carry out the required exploration and may not be able to maintain our interest in the Properties.

CASH REQUIREMENTS

At June 30, 2007, the Company had cash and cash equivalent of $2,639,256, short term investments of $1,124,059 and prepaid expenses of $29,425 for a total of $3,792,740. The Company has projected budgeted expenditures for the fiscal period commencing July 1, 2007 as follows: General and Administration expenses of $574,599 and projected Project expenses of $$3,003,144 for a total of $3,577,743. Our ability to incur the total Project expenses is subject to the availability of drill rigs to carry out drilling on the claim groups and results from first round drilling. The Company has no firm commitment for additional financing, however the Company has warrants outstanding that, if fully exercised, would provide approximately $6,000,000 in additional capital.

During the fiscal year commencing on July 1, 2007 the Company plans to carry out work on the following projects: the Blue Dick claims, the Dyer claims, the KD claims, the Kope Scheelite claims, the Montezuma claims, the Nivloc claims, the Pansy Lee claims, the Quailey Claims, the Santa Fe claims, the Silver Queen claims, the Sylvania claims and the Weepah West claims. The Company also will continue moving forward to obtain the necessary permits for the operation of the Red Rock Mill in Mina, Nevada.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) - the fair value option for financial assets and liabilities including in amendment of SFAS 115.

This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair value measurements. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB No. 108 is not expected to have a material impact on the Company’s results of operations and financial condition.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States, requires us to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, particularly those related to the determination of the estimated Canadian exploration tax credit receivable and accrued liabilities. To the extent actual results differ from those estimates, our future results of operations may be affected. Besides this critical accounting policy on use of estimates, we believe the following critical accounting policy affects the preparation of our consolidated financial statements.

Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and, if warranted, the development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. For the purpose of preparing financial information, all costs associated with a property that has the potential to add to the Company’s proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserves is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Item 7. Financial Statements

See the financial statements and report of Schwartz Levitsky Feldman, LLP and the report of SF Partnership, LLP, set forth in Item 7, which are incorporated herein by reference.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Company, respectively, have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Audit Committee

The Audit Committee is comprised of three directors: Brent Walter, Randal Ludwar and Mason Douglas. The Audit Committee has reviewed the financial statements of the Company included with this report on Form 10-KSB for the year ended June 30, 2007.

Item 8B.   Other Information

None.

Part III

Item 9.   Directors and Executive Officers of the Registrant

Board of Directors

The following individuals have agreed to sit on the Board of Directors of the Company. Each director will serve until the next meeting of shareholders or until replaced. Each individual's background is of material importance to Silver Reserve and is described below:

Todd D. Montgomery	President and CEO and Director
Joseph Montgomery	Director and Chairman of the Board
Randal Ludwar	Director, Chief Financial Officer
Brent Walter	Director
Mason Douglas	Director

Todd Montgomery - President, Chief Executive Officer and Director

Mr. Montgomery is the founder and President and CEO of Anglo Minerals Ltd., a Canadian mining company whose shares trade on the TSXV Exchange under the symbol ALM-VN. Mr. Montgomery founded Anglo Minerals Ltd. in 1994. In 1999, Mr. Montgomery founded and served as President and Chief Operating Officer of SynEnco Energy Inc., an oil sands development corporation. Prior to 1999, Mr. Montgomery acted as an independent mining consultant and served as a director and officer of a number of private and public corporations. He is 40 years old.

Brent Walter, Director

Mr. Walter received a LLB degree from the University of Saskatchewan in 1990. Since July 2004, he has been a lawyer with the firm, ProVenture Law LLP in Calgary, Alberta, and practices primarily in the areas of securities and corporate/commercial law. Prior to joining ProVenture Law LLP, he practiced with Phillips Sevalrud LLP in Calgary, Alberta. Mr. Walter currently serves as a director and officer of a number of public and private corporations, including Mystique Energy Inc. (TSXV), Anglo Minerals Ltd. (TSXV), AgriTec Systems, Inc. (TSXV) and Festino Venture Corp. (TSXV), and is a member of the audit committees for Mystique Energy Inc. and Anglo Minerals Ltd. He is a member of the Law Societies of Alberta and Saskatchewan (inactive), as well as the Canadian Bar Association. Mr. Walter is 41 years old.

Joseph Montgomery, Director and Chairman of the Board

Mr. Montgomery is a geological engineer. He holds a B.Sc. (1959) in Geology, a M.Sc. (1960) in Geology and a Ph.D. (1967) in Geology. Mr. Montgomery has been practicing since 1959 and maintains his professional status as a member of the Association of Professional Engineers and Earth Sciences of British Columbia. Mr. Montgomery is also a member of the advisory board of the Canadian Institute of Gemology. Mr. Montgomery is 79 years old.

Randal Ludwar, Director and Chief Financial Officer

Mr. Ludwar received a B.Sc. (1977) in Business Administration from Yale University. Mr. Ludwar has been a director of Anglo Minerals Ltd. since 1995 and a private consultant to the Montgomery Group of Companies for the past ten years. Mr. Ludwar presently teaches business classes at SIAST Palliser Campus and has done so since 1987. Mr. Ludwar is 52 years old.

Mason Douglas, Director

Mr. Douglas received an MBA from the University of Saskatchewan in 2000. He received his Bachelor of Law (LL.B) from the University of Calgary. Mr. Douglas is presently a student at law, at the law firm of Borden Ladner Gervais LLP, in Calgary. Between 2001 and 2004 Mr. Douglas was Vice President of Operations of Western Petrochemicals Corp. a privately owned oil development company. He has also operated as an independent consultant between 2001 and 2006 providing business plans, economic modeling and project management for a variety of mining projects. Mr. Douglas is 32 years old.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), requires the Company’s directors and officers, and persons who own more than 10% of a registered loss of the Company’s equity securities (“Section 16 Persons), to file with the Securities and Exchange Commission (the “SEC”), initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they filed. Based on the Company’s review of the forms it has received, on reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that during the twelve month period ended June 30, 2007, no Section 16 reports were filed late.

Item 10.  Executive Compensation

Except for services provided by entities owned by some of our Officers and Directors as more particularly set out in CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS no officer or director has received any other remuneration from us, directly or indirectly, since our inception. We have a stock option plan only, as described below. Although we have no other retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of directors, officers or other employees, it is possible that we will adopt such a plan in the future.

(b) Long Term Incentive Plan (LTIP Awards)

The Company does not have a long term incentive plan, pursuant to which cash or non-cash compensation intended to serve as an incentive for performance (whereby performance is measured by reference to financial performance or the price of the Company’s securities), was paid or distributed to any executive officers during the three most recent completed years.

(c) Options and Stock Appreciation Rights (SARs)

Directors are not paid any fees in their capacity as directors of the Company. The directors are entitled to participate in the Company’s stock option plan.

Stock options granted to the named executive officers and directors during the fiscal year ended June 30, 2007 are provided in the table below:

Name	# of Options	Date Granted	Exercise Price	Expiry Date
Todd Montgomery	250,000	April 10, 2007	$0.50	April 9, 2012

Brent Walter	250,000	April 10, 2007	$0.50	April 9, 2012

Mason Douglas	250,000	April 10, 2007	$0.50	April 9, 2012

Randal Ludwar	250,000	April 10, 2007	$0.50	April 9, 2012

Joseph Montgomery	250,000	April 10, 2007	$0.50	April 9, 2012

Stafford Kelley	250,000	April 10, 2007	$0.50	April 9, 2012

No stock options were exercised during the fiscal year ended June 30, 2007.

d) Compensation of Directors

Other Arrangements

See above

Indebtedness of Directors and Executive Officers

None.

.
Item 11   Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

We have 33,323,839 shares of common stock issued and outstanding. Consequently, for purposes of describing shareholder voting rights, we have included in the table below the number of common shares of Silver Reserve held by the officers and directors of Silver Reserve. The last column of the table below reflects the voting rights of each officer and/or director as a percentage of the total voting shares.[

Name and Address Of Beneficial Owner	Number of Shares of Common Stock		Percentage of Class Held
Todd D. Montgomery, President and CEO 1025 Grayson Cres. Moose Jaw, SASK S6H 4N7	1,538,500	(1)	4.62% of Common Shares

Joseph Montgomery, Chairman 8606 Fremlin Street Vancouver, BC V6P 3X3	500,000	(2)	1.50% of Common Shares

Randal Ludwar, CFO 1215 Mayberry Crescent Moose Jaw, SASK S6H 6X7	500,000		1.50% of Common Shares

Brent Walter 2417 - 32nd Avenue SW Calgary, AB T2T 1X4	500,000		1.50% of Common Shares

Mason Douglas 103 2029 Ulster Road NW Calgary, AB T2N 4C4	350,000		1.05% of Common Shares

Stafford Kelley, Secretary 146 Trelawn Avenue Oakville, ON L6J 2R4	976,500	(3)	2.93% of Common Shares
TOTAL	4,365,000		13.10%

(1)	88,500 of Todd Montgomery’s shares are held by Nevada Refinery Inc., a Nevada corporation owned by Mr. Montgomery.

(2)	400,000 of Joseph Montgomery shares are held by his family members.

(3)	Mr. Kelley’s shares are held by S.K. Kelley & Associates, Inc., an Ontario corporation controlled by Mr. Kelley.

As a group management and the directors own or control 13.10% of the issued and outstanding shares of Silver Reserve.

Item 12.   Certain relationships and Related Transactions

Medallion Capital Corp., an Ontario, Canada Corporation (“Medallion”) and its wholly owned Nevada corporate subsidiary of the same name, provide office space, secretarial services, accounting services and other administrative services to Silver Reserve pursuant to a Consulting Services Agreement with the Company dated May 1, 2006. Medallion is wholly owned by its President, Stafford Kelley. Stafford Kelley is the Corporate Secretary of Silver Reserve. S.K. Kelley & Associates, Inc., an Ontario corporation under common control by Stafford Kelley, owns 976,500 shares of the Company’s common stock, representing 2.93% of the shares issued and outstanding shares of the Company as of June 30, 2007.

Under the terms of this agreement Medallion is responsible for the following:

(a)	prepare all necessary documents and other information required in connection with registration and listing of the shares;

(b)	complete a due diligence and valuation review of Silver Reserve in connection with the registration of shares;

(c)	advise Silver Reserve regarding financial planning and corporate development;

(d)	prepare or cause to be prepared a Business Plan and public relations materials for Silver Reserve;

(e)	prepare agreements for financing and other contracts and obtain the company's legal counsel’s approval of such agreements or contracts prior to execution; and

(f)	Carry out management and corporate record keeping functions.

Pursuant to the Consulting Agreement, Medallion receives $7,500.00 per month and had received a total of $7,500.00 as of June 30, 2006 and $22,500.00 for the period from July 1, 2006 to September 30, 2006 and $22,500.00 for the period from October 1, 2006 to December 31, 2006 and $22,500 for the period January 1, 2007 to March 31, 2007 and $22,500 for the for period April 1, 2007 to June 30, 2007, in connection with its provision of the above services. Medallion also receives reimbursement for certain costs, including specified office expenses, equipment and supplies which totaled US$16,531.00 (CDN$18,433.04) at June 30, 2006 and US$60,614.40 (CDN$68,025.06) for the period from July 1, 2006 to September 30, 2006 and US$23,093.33 (CDN $26,323.36) for the period from October 1, 2006 to December 31, 2006 and $32,862.30 (US) for the period from January 1, 2007 to March 31, 2007 and $42,249.08 for the period from April 1, 2007 to June 30, 2007. Nevada Refinery Inc., a corporation substantially owned by Mr. Montgomery, sold assets to the Company as described in “PROPERTIES - Nevada Refinery Purchase Agreement.”

The Company’s President, CEO and Director Todd Montgomery is the beneficial owner of Mineral Exploration and Development Inc, (“Minerals”) and Sierra Nevada Geothermal Inc. (“Sierra”), both Nevada corporations, which were owed money by International Energy Resources Inc., Anglo Gold Mining Inc, and Mojave Silver Company Inc., all of which are companies which sold assets to Silver Reserve. Each of these companies assigned their Property Purchase Agreements on August 15, 2006 to their respective shareholders in exchange for the shareholders assuming their debts to Minerals in the amount of $1,515,021.00 and Sierra in the amount of $1,579,379.00. These amounts were secured by promissory notes from the shareholders.

Mr. Montgomery advanced or arranged for the advance of $30,000.00 prior to June 30, 2006 and $60,602.45 between June 30, 2006 and September 30, 2006 as a loan to Offshore Trust Services Ltd. a Nevada corporation doing contract work for Silver Reserve. These amounts where repaid at December 31, 2006.

Item 13.   Exhibits and Reports on Form 8-K

The Financials Statements and Report of Schwartz Levitsky Feldman, LLP for the year ended June 30, 2007 and the Report of SF Partnership, LLP for the year ended June 30, 2006 are filed as part of this report

Index to Exhibits

Amendment to Sage Option Agreement	10.1

Consent of Schwartz Levitsky Feldman LLP Independent Auditors	23.1

Consent of SF Partnership, LLP, Independent Auditors	23.2

Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

Certification by the Principal Executive Officer
and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Report of Schwartz Levitsky Feldman, LLP	F-1

Report of SF Partnership, LLP	F-2

In addition, the following reports are incorporated by reference.

Current Report of Form 8-K “Item 8.01 - Other Events,” dated July 3, 2007;

Current Report of Form 8-K “Item 8.01 - Other Events,” dated June 27, 2007.

Item 14.   Principal Accountant Fees and Expenses

The Company appointed Schwartz Levitsky Feldman, LLP as independent auditors to audit the financial statements of the Company for the fiscal year ended June 30, 2007.

Audit Fees. The Company expensed audit and audit related fees for Schwartz Levitsky Feldman, LLP of approximately $19,000. for the fiscal year ended June 30, 2007.

The Company paid to SF Partnership, LLP audit and audit related fees of approximately $6,915.04 for the fiscal year ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of September, 2007.

SIGNATURE	TITLE	DATE

/s/ Todd D. Montgomery Todd D. Montgomery	President and CEO	September 26, 2007

/s/Randal Ludwar Randal Ludwar	Director, Chief Financial Officer	September 26, 2007

/s/Brent Walter Brent Walter	Director	September 26, 2007

/s/Joseph Montgomery Joseph Montgomery	Director and Chairman of the Board	September 26, 2007

/s/Mason Douglas Mason Douglas	Director	September 26, 2007

SILVER RESERVE CORP.
(FORMERLY 54836 CORPORATION)
(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2007 AND 2006

(Amounts expressed in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Silver Reserve Corp. (formerly 54836 Corporation)
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Silver Reserve Corp. (formerly 54836 Corporation) as at June 30, 2007 and the related statements of operations, cash flows and stockholders’ equity for the year ended June 30, 2007. These financial statements are the responsibility of the Company’s management. We did not audit the financial statements of the Company from the date of inception to June 30, 2006, which statements reflect cumulative total assets of $1,806,102 as of June 30, 2006 and cumulative expenses of $94,379 for the period from inception to June 30, 2006. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the cumulative financial information from inception to June 30, 2006, is based solely on the report of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditor provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditor the financial statements referred to above present fairly, in all material respects, the financial position of Silver Reserve Corp. (formerly 54836 Corporation) as at June 30, 2007 and the results of its operations and its cash flows for the year ended June 30, 2007 and for the period from inception to June 30, 2007 in accordance with generally accepted accounting principles in the United States of America.

The financial statements of Silver Reserve Corp. (formerly 54836 Corporation) as of June 30, 2006 were audited by another auditor whose report dated September 14, 2006 expressed an opinion without qualification on those financial statements.

“SCHWARTZ LEVITSKY FELDMAN, LLP”
Toronto, Ontario, Canada September 10, 2007	Chartered Accountants Licensed Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Silver Reserve Corp.

We have audited the accompanying balance sheets of Silver Reserve Corp. (a Delaware corporation in the exploration stage) as of June 30, 2006 and 2005 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2006 and 2005 and the period from inception (June 3, 1999) through June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Reserve Corp. as of June 30, 2006 and 2005 and the results of their operations and cash flows for the years ended June 30, 2006 and 2005 and the period from inception (June 3, 1999) through June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

“SF PARTNERSHIP, LLP”

Toronto, Canada	CHARTERED ACCOUNTANTS
September 14, 2006

SILVER RESERVE CORP.
(FORMERLY 54836 CORPORATION)
(AN EXPLORATION STAGE MINING COMPANY)
Balance Sheets as at
June 30, 2007 and 2006
(Amounts expressed in US Dollars)

	2007	2006
ASSETS
Current
Cash and cash equivalents	2,639,256	550,775
Short-term investments	1,124,059	1,154,324
Prepaid expenses	29,425	2,789

Total Current Assets	3,792,740	1,707,888
Plant and Equipment, net (note 5)	1,554,224	27,182
Debt Issuance Costs, less amortization of
$162,092 in 2007 (2006-$2,843) (note 4)	82,555	71,032

Total Assets	5,429,519	1,806,102

LIABILITIES
Current
Accounts payable	87,246	24,802
Accrued liabilities (Note 9)	112,007	153,210
Convertible Debentures (note 6)	3,570,681	-

Total Current Liabilities	3,769,934	178,012
Convertible Debentures (note 6)	-	1,022,141

Total Liabilities	3,769,934	1,200,153

Commitments and Contingencies (note 10)
STOCKHOLDERS' EQUITY
Capital Stock (note 7)
Class ‘A’ Convertible Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding (2006 - nil)	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 33,323,839 issued and outstanding (2006 -16,410,000)	3,332	1,641
Additional Paid-in Capital	4,596,056	698,687
Deficit Accumulated During the Exploration Stage	(2,939,803)	(94,379)

Total Stockholders' Equity	1,659,585	605,949

Total Liabilities and Stockholders' Equity	5,429,519	1,806,102

(The accompanying notes are an integral part of these financial statements.)

SILVER RESERVE CORP.
(FORMERLY 54836 CORPORATION)
(AN EXPLORATION STAGE MINING COMPANY)
Statements of Operations
Years Ended June 30, 2007 and 2006 and the Period from Inception (June 3, 1999) to June 30, 2007
(Amounts expressed in US Dollars)
	Cumulative Since Inception	2007	2006
Expenses
General and administrative	693,289	596,837	89,647
Project expenses (Note 7)	2,136,174	2,136,174	-
Amortization	247,347	246,730	617

Total Expenses	3,076,810	2,979,741	90,264

Loss from Operations	(3,076,810)	(2,979,741)	(90,264)
Other income - interest	206,621	202,652	3,969
Interest	(69,614)	(68,335)	(1,279)

Loss Before Income Taxes	(2,939,803)	(2,845,424)	(87,574)
Provision for income taxes	-	-	-

Net Loss	(2,939,803)	(2,845,424)	(87,574)

Loss per Weighted Average Number of Shares Outstanding- Basic and Fully Diluted		(0.09)	(0.05)
Basic Weighted Average Number of Shares Outstanding During the Years
- Basic and Fully Diluted		31,017,579	1,753,425

(The accompanying notes are an integral part of these financial statements.)

SILVER RESERVE CORP.
(FORMERLY 54836 CORPORATION)
(AN EXPLORATION STAGE MINING COMPANY)
Statements of Stockholders' Equity
Year Ended June 30, 2007 and 2006 and the Period from Inception (June 3, 1999) Through June 30, 2007 (Amounts expressed in US Dollars)
	Common Stock
	Number of Shares	Amount $	Additional Paid-in Capital $	Deficit Accumulated during the Exploration Stage $	Total Stockholders'Equity $

For the period from inception (June 3, 1999) through July 1, 2004	1	-	5,895	(5,895)	-

Net (loss)	-	-	910	(910)	-

Balance, June 30, 2005	1	-	6,805	(6,805)	-

Contribution to additional paid-in capital	-	-	3,024		3,024

Cancelled shares	(1)	-	(1)		(1)

Common shares issued for nil consideration (note 7)	14,360,000	1,436	(1,436)	-	-

Common shares issued for cash	2,050,000	205	414,795	-	415,000

Subscription for stock			300,000	-	300,000

Stock issuance cost	-	-	(24,500)	-	(24,500)

Net (loss)	-	-	-	(87,574)	(87,574)

Balance, June 30, 2006	16,410,000	1,641	698,687	(94,379)	605,949

Common shares issued for cash	3,395,739	340	548,595	-	548,935
Common shares issued to agents in lieu of commission for placement of common shares and convertible debentures	1,064,000	106	265,894	-	266,000
Common shares issued for acquisition of interests in mineral claims	3,540,600	354	884,796	-	885,150
Common shares issued for acquisition of interests in mineral claims	1,850,000	185	462,315	-	462,500

Common shares issued for acquisition of interests in a refinery	88,500	9	22,116	-	22,125
Common shares issued for purchase of a mill with capital equipments	6,975,000	697	1,743,053	-	1,743,750

Stock issuance cost			(59,426)		(59,426)

Stock based compensation			30,026		30,026

Net loss for the year ended June 30, 2007		-	-	(2,845,424)	(2,845,424)

Balance June 30, 2007	33,323,839	3,332	4,596,056	(2,939,803)	1,659,585

(The accompanying notes are an integral part of these financial statements.)

SILVER RESERVE CORP.
(FORMERLY 54836 CORPORATION)
(AN EXPLORATION STAGE MINING COMPANY)
Statements of Cash Flows
Years Ended June 30, 2007 and 2006 and the Period from Inception (June 3, 1999) to June 30, 2007
(Amounts expressed in US Dollars)

	Cumulative Since Inception	2007	2006
Cash Flows from Operating Activities
Net loss	(2,939,803)	(2,845,424)	(87,574)
Adjustments for:
Depreciation	247,347	246,730	617
Amortization of debt issuance cost	164,935	162,092	2,843
Stock based compensation	30,026	30,026
Shares issued for mineral claims, as part of project expenses	1,347,650	1,347,650

Interest accrued on convertible debentures	69,614	68,335	1,279
Changes in non-cash working capital
Prepaid expenses	(29,425)	(26,636)	(2,789)
Accounts payable	87,246	62,444	24,802
Accrued liabilities relating to operating activities	94,590	54,590	40,000
Net cash used in operating activities	(927,820)	(900,193)	(20,822)

Cash Flows from Investing Activities
Decrease (Increase) in Short-term investments	(1,124,059)	30,265	(1,154,324)
Acquisition of plant and equipment	(38,030)	(10,231)	(27,799)
Sale of plant and equipment	2,500	2,500
Accrued liabilities for investing activities	17,858		17,858

Net cash provided (used) in investing activities	(1,141,731)	22,534	(1,164,265)

Cash Flows from Financing Activities
Issuance of common shares for cash	1,270,740	548,935	715,000
Issuance of convertible debentures (note 6)	3,501,067	2,480,205	1,020,862
Stock and debenture placement commissions paid in cash	(63,000)	(63,000)

Net cash provided by financing activities	4,708,807	2,966,140	1,735,862
Net Change in Cash	2,639,256	2,088,481	550,775
Cash- beginning of year	-	550,775	-

Cash - end of year	2,639,256	2,639,256	550,775

Supplemental Cash Flow Information
Interest paid	-	-	-

Income taxes paid	-	-	-

(The accompanying notes are an integral part of these financial statements.)

SILVER RESERVE CORP.
(FORMERLY 54836 CORPORATION)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2007 and 2006
(Amounts expressed in US Dollars)

1.	Nature of Business and Operations

Silver Reserve Corp. (the "Company"), was incorporated on June 3, 1999 as 54836 Corporation under the laws of the State of Delaware. On April 10, 2006, 54836 Corporation changed its name to Silver Reserve Corp. The Company operates with the intent of exploration and extraction of silver in the state of Nevada.

2.	Exploration Stage Activities

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $2,939,803 from inception to June 30, 2007. The Company has funded operations through the issuance of capital stock and convertible debentures. In May and June 2006, the Company closed a private placement of its common stock for gross proceeds of $415,000. During the year ended June 30, 2007 the Company raised $848,935 (including $ 300,000 received in prior year as stock subscription) through private placement of its common stock for cash. The Company also issued Convertible Debentures for $1,020,862 during the year ended June 30, 2006 and an additional $2,480,205 during the year ended June 30, 2007. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its silver extraction activities.

3.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and their basis of application is consistent with that of the previous year. Outlined below are the significant accounting policies:

Basis of Presentation

a)	Cash and Cash Equivalents

Cash consists of cash and cash equivalents, which are short-term, highly liquid investments with original terms to maturity of 90 days or less.

b)	Short-Term Investments

Short-term investments include money market instruments and commercial paper carried at the lower of cost or market value.

SILVER RESERVE CORP.
(FORMERLY 54836 CORPORATION)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2007 and 2006
(Amounts expressed in US Dollars)

c)	Mineral Rights

The Company is an exploration stage mining company and has not realized any revenues from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. For the purpose of preparing financial information, all costs associated with a property that has the potential to add to the Company's proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserve is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

d)	Plant and Equipment

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

SILVER RESERVE CORP.
(FORMERLY 54836 CORPORATION)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2007 and 2006
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont'd)

e)	Debt Issuance Costs

Debt issuance costs represent expenses incurred by the Company in connection with the convertible debentures transactions. These charges are deferred and amortized over the term of the related debenture facilities.

The Company also defers the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of June 30, 2007, the Company had expensed $164,935 in deferred offering costs.

f)	Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

g)	Asset Retirement Obligation

The Company accounts for asset retirement obligations in accordance with Financial Accounting Standards Board ("FASB") Statement No. 143, "Accounting for Asset Retirement Obligations" (“Statement 143”), which requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which a company incurs the obligation.

h)	Revenue Recognition

Revenue is recognized when the silver or other metals are extracted, processed, and sold. The Company will record revenues from the sale of silver or other metals when delivery to the customer has occurred, collectability is reasonably assured and title has transferred.

SILVER RESERVE CORP.
(FORMERLY 54836 CORPORATION)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2007 and 2006
(Amounts expressed in US Dollars)

i)	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

j)	Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share" which requires disclosure in the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at June 30, 2007 and 2006 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At June 30, 2007, there were 1,910,000 options from the 2006 Stock Option Plan and 700,214 warrants outstanding. At June 30, 2006, no options had been granted under the 2006 Stock Option Plan.

k)	Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2007 and 2006 the carrying value of financial instruments approximates their fair value due to the short-term maturity of these instruments.

Commodity Price Risk:

The ability of the Company to develop its properties and the future profitability of the Company is directly related to the market price of certain minerals.

Foreign exchange risk:

The Company conducts some of its operating activities in Canadian dollar. The Company is therefore subject to gains or losses due to fluctuations in Canadian currency relative to the US dollar.

Long-term Financial Instruments

The fair value of each of the Company’s long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the Company’s current borrowing rate for similar instruments of comparable maturity would be.

SILVER RESERVE CORP.
(FORMERLY 54836 CORPORATION)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2007 and 2006
(Amounts expressed in US Dollars)

l)	Stock Based Compensation

In December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No.123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of FASB Statement No.123, Accounting for Stock-Based Compensation. SFAS 123(R) requires expense for all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company had adopted the provisions of SFAS 123 (R) on July 1, 2005. All awards granted to employees and non-employees after June 30, 2005 are valued at fair value in accordance with the provisions of SFAS 123 (R) by using the Black-Scholes option pricing model and recognized on a straight line basis over the service periods of each award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

As of June 30, 2007 there was $105,911 of unrecognized expense related to non-vested stock-based compensation arrangements granted. The total stock-based compensation expense relating to all employees and non employees for the years ended June 30, 2007 and 2006 was $30,026 and $Nil respectively.

SILVER RESERVE CORP.
(FORMERLY 54836 CORPORATION)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2007 and 2006
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont'd)

m)	Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration.

n)	Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from such estimates. Significant estimates include accruals, estimates for calculation for stock based compensation.

o)	Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

SILVER RESERVE CORP.
(FORMERLY 54836 CORPORATION)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2007 and 2006
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont'd)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) - the fair value option for financial assets and liabilities including in amendment of SFAS 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair value measurements. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

SILVER RESERVE CORP.
(FORMERLY 54836 CORPORATION)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2007 and 2006
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont'd)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB No. 108 is not expected to have a material impact on the Company’s results of operations and financial condition.

4.	Debt Issuance Costs

Costs associated with issuance of convertible debentures are deferred and amortized over the life of the related debenture. Deferred financing charges are stated at cost less accumulated amortization.

SILVER RESERVE CORP.
(FORMERLY 54836 CORPORATION)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2007 and 2006
(Amounts expressed in US Dollars)

5.	Plant and Equipment, Net

	June 30, 2007		June 30, 2006
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
	$	$	$	$
Office, furniture and fixtures	16,818	3,293	12,820	211
Computer equipment	3,761	956	1,666	41
Leasehold improvements	16,230	4,885	13,313	365
Plant and Machinery	1,512,619	189,077	-	-
Tools	5,400	1,104	-	-
Vehicles	34,833	5,806	-	-
Consumables	64,197	26,749	-	-
Molds	900	225	-	-
Mobile Equipment	71,797	11,966	-	-
Factory Buildings	74,849	3,119

	1,801,404	247,180	27,799	617

Net carrying amount		1,554,224	27,182
Amortization charges		246,730	617
6.	Convertible Debentures

During the year 2006, the Company issued convertible debentures for a total of $1,020,862.

During the year ended June 30, 2007 the Company issued convertible debentures for a total of $2,480,205.

Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" the Company accounts for the convertible debentures as a liability at the face value and no formal accounting recognition is assigned to the value inherent in the conversion feature.

The convertible debentures mature on December 31, 2007 and bear interest at the rate of 2% per annum. Interest is payable on conversion or maturity and may be payable by delivery of cash or Shares (as defined below).

Total interest charges for the year 2007 and 2006 are $68,335 and $1,279 respectively.

SILVER RESERVE CORP.
(FORMERLY 54836 CORPORATION)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2007 and 2006
(Amounts expressed in US Dollars)

6.	Convertible Debentures-Cont’d

Each convertible debenture is convertible into “Units” consisting of one common share of the Company (a “Share”) and one common share purchase warrant (a “Warrant”) at the rate of one Unit for each $0.50 of principal under the Convertible Debenture at the time of conversion. The Corporation reserves the right to pay interest in cash or Shares at its option. Each Warrant entitles the holder to purchase one Share at $0.75 per Share for a term of 12 months following issuance of a Warrant. The convertible debentures are convertible at any time follow the registration of the Shares underlying the Units and the Warrants and before maturity of the convertible debentures. The Shares to be issued upon conversion of the convertible debentures and the Shares underlying the Warrants will be restricted securities unless registered under the United States Securities Act of 1933, as amended, or resold in compliance with an exemption from such registration. The Company will undertake to file a registration statement on Form SB-2 with the SEC to permit the resale of the Shares to be issued upon conversion of the convertible debentures and the Shares underlying the Warrants as free trading securities.

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

7.	Capital Stock

Year ended June 30, 2006

On April 25, 2006, the Company authorized the increase in the number of shares of common stock issued to its sole shareholder ("Parent Company") to 14,360,000 shares of common stock. The Parent Company notified the Company that it had issued dividends of the common stock of the Company to the Parent Company shareholders and directed the Company to reissue the shares directly to the Parent Company's shareholders.

In May and June 2006, the Company issued 2,050,000 common shares through private placements for gross proceeds of $415,000. Expenses associated with the private placement are approximately $24,500.

Year ended June 30, 2007

The Company issued through a private placement 3,395,739 common shares for total cash consideration of $848,935, which includes $300,000 stock subscription received in the prior year. These common shares were issued at $0.25 per share.

On July 28, 2006 and on August 4, 2006, the Company issued 658,000 and 406,000 common shares, respectively, in settlement of 7% commission in the amount of $266,000 due on the placement of common shares and Convertible Debentures totaling $3,800,000.

SILVER RESERVE CORP.
(FORMERLY 54836 CORPORATION)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2007 and 2006
(Amounts expressed in US Dollars)

On August 31, 2006 the Company issued 3,540,600 common shares to Mojave Silver Company Inc., a Nevada Corporation, for purchase of its 100% rights, title and interest in certain mineral claims situated in the State of Nevada. The total consideration of $885,150 calculated at $0.25 per common share has been expensed to the income statement as Project expenses.

On August 31, 2006 the Company issued 1,850,000 common shares to Anglo Gold Mining Inc., a Nevada Corporation, for purchase of its 100% rights, title and interest in certain mineral claims situated in the State of Nevada. The total consideration of $462,500 calculated at $0.25 per common share has been expensed to the income statement as Project expenses.

On August 31, 2006 the Company issued 88,500 common shares to Nevada Refinery Inc., a Nevada Corporation, for purchase of its 100% rights, title and interest in a refinery facility and equipment. The total consideration of $22,125 calculated at $0.25 per common share has been capitalized to Plant and Equipment.

On August 31, 2006 the Company issued 6,975,000 common shares to International Energy Resources Inc., a Nevada Corporation, for purchase of its 100% rights, title and interest in a mill facility and equipment. The total consideration of $1,743,750 calculated at $0.25 per common share has been capitalized to Plant and Equipment.

Warrants

During the three months period ended September 30, 2006 the Company issued broker warrants to purchase convertible debentures as part of the commission due the agents who placed the offering of common shares and convertible debentures. These warrants represented an amount equal to 10% of the convertible debentures placed.

Issued	Expiration Date*	Exercise Price
July 6, 2006	December 31, 2007	$175,000
July 26, 2006	December 31, 2007	67,128
August 2, 2006	December 31, 2007	107,979

		$350,107

The exercise price for $350,107 is 700,214 warrants.

*The expiry dates of all the above broker warrants were extended to December 31, 2007 from June 30, 2007 by resolution of the Board of Directors on June 24, 2007.

SILVER RESERVE CORP.
(FORMERLY 54836 CORPORATION)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2007 and 2006
(Amounts expressed in US Dollars)

8.	Employee Stock Option Plan

In April 2006, the Board of Directors approved an employee stock option plan ("2006 Stock Option Plan"), the purpose of which is to enhance the Company's stockholder value and financial performance by attracting, retaining and motivating the Company's officers, directors, key employees, consultants and its affiliates and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company's success through stock ownership. Under the 2006 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company may be granted options to acquire common shares of the Company at not less than 110 percent of the fair market value of the stock on the date of grant. Options will have a term of 10 years. The total number of shares reserved for issuance under the2006 Stock Option Plan is 5,000,000. As of June 30, 2006, no options were granted under the 2006 Stock Option Plan.

During the year ended June 30, 2007 the Board granted the following stock options:

On April 10, 2007 the Board granted stock options to seven (7) Officers, Directors and Consultants to purchase 250,000 common shares each at an exercise price of $0.50/per share or the closing price on the first day the Company’s shares trade on the OTC BB, which ever is the highest. These options are granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested. Should any of the above parties leave their position or be discharged from the Company, no further vesting will take place as of the date they leave or are discharged. The option granted shall be for a term of 5 years.

The Board also granted options to two other consultants to each purchase 50,000 common shares at a price of $0.50 per share or the closing price on the first day the Company’s shares trade on the OTC BB which ever is the higher price. These options are granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested. Should any of the above parties leave their position or be discharged from providing services to the Company, no further vesting will take place as of the date they leave or are discharged. The option granted shall be for a term of 5 years.

On April 17, 2007 the Board granted options to one consultant to purchase 50,000 common shares at a price of $0.50 per share or the closing price on the first day the Company’s shares trade on the OTC BB which ever is the higher price. These options are granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested. Should any of the above parties leave their position or be discharged from providing services to the Company, no further vesting will take place as of the date they leave or are discharged. The option granted shall be for a term of 5 years.

On May 17, 2007 the Board granted options to one consultant to purchase 10,000 common shares at a price of $0.50 per share or the closing price on the first day the Company’s shares trade on the OTC BB which ever is the higher price. These options are granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested. Should any of the above parties leave their position or be discharged from providing services to the Company, no further vesting will take place as of the date they leave or are discharged. The option granted shall be for a term of 5 years.

SILVER RESERVE CORP.
(FORMERLY 54836 CORPORATION)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2007 and 2006
(Amounts expressed in US Dollars)

The Company has adopted SFAS123 (Revised) commencing July 1, 2005.

The fair value of each grant was estimated at the grant date using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the use of certain assumptions, including expected terms expected volatility, expected dividends and risk-free interest rate to calculate the fair value of stock-based payment awards. The assumptions used in calculating the fair value of stock option awards involve inherent uncertainties and the application of management judgment. As the Company is new and had no data for historic volatility, the estimated volatility was determined by comparing the volatility of similar Companies within the industry sector.

The expected term calculation is based upon the expected term the option is to be held,  which is the full term of the option. The risk-free interest rate is based upon the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock and we have no present intention to pay cash dividends. The expected forfeiture rate of 0% is based on the vesting of stock options in a short period of time.

For this year ended June 30, 2007, the Company has recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	10-April	April	17-May
	2007	2007	2007	Total

Risk free rate	4.5%	4.5%	4.5%
Volatility factor	50%	50%	50%
Expected dividends	0%	0%	0%
Forfeiture rate	0%	0%	0%
Expected life	5 years	5 years	5 years
Exercise price	$0.50	$0.50	$0.50
Total number of options granted	1,850,000	50,000	10,000
Grant date fair value	$0.07	$0.07	$0.07
Stock-based compensation cost expensed during the year ended June 30, 2007	$29,219	$721	$86	$30,026
Unexpended Stock -based compensation cost deferred over the vesting period	$102,447	$2,838	$626	$105,911

As of June 30, 2007 there was $105,911 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the years ended June 30, 2007 and June 30, 2006 was $30,026 and $nil respectively.

The following table summarizes the options outstanding as at June 30:

	Option Price	Number of shares
Expiry Date	Per Share	2007	2006
April 9, 2012	0.50	1,850,000	-
April 16, 2012	0.50	50,000	-
May 16, 2012	0.50	10,000	-

		1,910,000	-
Weighted average exercise price at end of year		0.50	-

SILVER RESERVE CORP.
(FORMERLY 54836 CORPORATION)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2007 and 2006
(Amounts expressed in US Dollars)

	Number of Shares
	2007	2006

Outstanding, beginning of year	-	-
Granted	1,910,000	-
Expired	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding, end of year	1,910,000	-
Exerciseable, end of year	317,450	-

SILVER RESERVE CORP.
(FORMERLY 54836 CORPORATION)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2007 and 2006
(Amounts expressed in US Dollars)

9.	Accrued Liabilities

Includes Management’s estimated costs of $75,000 for completion of the clean up of the mill and resolutions to potential violations to meet the United States Bureau of Land Management requirements (prior year: Nil)

10.	Commitments and Contingencies

The Company has entered into a one year renewable contract with Medallion Capital Corp. for consulting services commencing May 1, 2006, at a rate of $7,500 per month.

On August 21, 2006, the Company entered into an option agreement with Sage Associates, Inc. (“Sage”) to purchase 12 mineral claims in Lyon County, Nevada (the “Sage Option Agreement”). This agreement has been amended and following described the Agreement as amended. The mineral claims covered by the Sage Option Agreement, including all claims that may be added during the term of the Agreement are collectively referred to herein as the “Como Claims”. The Company paid $20,000 upon execution of the Sage Option Agreement as an initial payment. In the first year of the Sage Option Agreement the Company is required to and did stake up to 250 claims adjoining the Como Claims (such claims to become subject to the Sage Option Agreement); commission a geophysical review of the property by a designated consultant; commission Sage as a geological consultants at a rate of $400 per day to assist in establishing drill targets and complete a drill program consisting of reverse calculation and core drilling. The Company is required to invest not less than $500,000 to earn a 40% interest in the property. To earn a 100% interest in the property the Company is required to complete additional programs having a cost of not less than $500,000. On the second anniversary of the Sage Option Agreement or upon completion of programs totaling $1,000,000, which ever occurs first, Silver Reserve is required to issue to Sage 500,000 shares of its common stock, as fully paid and non assessable shares. In addition, the Company is required to make an advance royalty payment in the amount of $10,000 on each anniversary date of the Sage Option Agreement and continue to do so until the first of the following occurs: (i) the option is fully exercised; (ii) Sage has received a total of $100,000 in cash; or (iii) a feasibility study recommending the property be put into production is completed.

The Company can earn a 40% interest in the Como Claims when it has made the initial payment, made the first annual advance royalty payment and completed the first $500,000 program requirements under the Sage Option Agreement. The Company can earn a 100% interest in the Como Claims when the Company has completed a total of $1,000,000 program expenditures on the property. Sage shall hold title to the optional claims in escrow until the Company has earned a 100% interest. When the Company has fulfilled its obligations under the Sage Option Agreement, title to the claims will be transferred to Silver Reserve.

In the event the Sage Option Agreement is terminated after Silver Reserve has earned a 40% interest, the relationship between the parties shall be converted into a joint venture arrangement wherein Silver Reserve shall retain its 40% interest and Sage will have a 60% interest. The joint venture will be formed in order to continue maintenance of the Como Claims and any further work on the property.

SILVER RESERVE CORP.
(FORMERLY 54836 CORPORATION)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2007 and 2006
(Amounts expressed in US Dollars)

Silver Reserve’s interest in the Como Claims is subject to a net smelter return royalty of 2.1% of “Net Smelter Returns”. Net Smelter Returns are calculated according to gross revenue beginning after commercial production commences. For purposes of determining gross revenue, the following items are included: revenue received by Silver Reserve from arm’s length purchasers of all mineral products produced from the property, the fair market value of all products sold by Silver Reserve in such period to persons not dealing with Silver Reserve at arms length, and Silver Reserve’s share of the proceeds of insurance on products minus “permissible deductions.” Permissible deductions include: sales charges levied by any sales agent on the sale of products, transportation costs for products, all costs, expenses and charges of any nature whatsoever which are either paid or incurred by Silver Reserve in connection with the refinement and beneficiation of products after leaving the property; and all insurance costs and taxes.

11.	Income Taxes

The Company's current and deferred income taxes are as follows:

	2007	2006
(Loss) before income taxes	$(2,845,424)	$(87,574)

Expected income tax recovery at the statutory rates of 35% (2006 - 35%)	$(995,894)	$(30,650)
Increase in income taxes resulting from:
Permanent differences	482,186	210
Valuation allowance	513,708	30,440

Provision for income taxes	$-	$-

11.	Income Taxes-cont’d

The Company has deferred income tax assets as follows:

	2007	2006
Net operating loss carry forward	$1,562,127	$94,379
Deferred Income tax on loss carry forward	$546,744	$33,032
Valuation allowance for deferred income tax assets	(546,744)	(33,032)

Deferred income taxes	$-	$-

SILVER RESERVE CORP.
(FORMERLY 54836 CORPORATION)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2007 and 2006
(Amounts expressed in US Dollars)

As of June 30, 2007 the Company had approximately $1,562,127 of federal net operating loss carry forwards available to offset future taxable income which begin to expire during the period 2020 to 2027.

12.	Related Party Transactions

During the year ended June 30, 2007 the Company expensed $90,000 to a Corporation owned by an officer of the Company for providing consulting services.

Amounts payable to the Corporation as on June 30, 2007 was $17,184.

On April 10, 2007 the Board granted stock options to six (6) Officers and Directors to purchase 250,000 common shares each at an exercise price of $0.50/per share or the closing price on the first day the Company’s shares trade on the OTC BB, which ever is the highest. These options are granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested. Should any of the above parties leave their position or be discharged from the Company, no further vesting will take place as of the date they leave or are discharged. The option granted shall be for a term of 5 years. For these six officers and directors, the Company expensed stock based compensation cost of $23,690 during the year ended June 30, 2007 (Prior year: Nil)

13.	Subsequent events

On August 29, 2007, the Board of Directors authorized the execution of a contract with a drilling company to commence drilling on the Como property, under option from Sage Associates, at an estimated cost of $250,000.

On August 30, 2007, the Board of directors recommended the Company enter into a financial consulting agreement with Brehnam Trading Corp. and investor relations agreement with Costa View Inc. and each of these parties are issued 1,500,000 shares, to be earned in equal installments of 375,000 shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009. These agreements were completed on September 21, 2007.

14.	Prior year balances

Certain prior year balances have been reclassified to conform to current year’s presentation.