Form 10QSB
period 2007-09-30
Silver Reserve Corp.
filed 2007-11-14
CIK 1383859

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

REGISTRATION NUMBER 000-52641

SILVER RESERVE CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0492752
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1226 White Oaks Blvd., Suite 10A, Oakville, Ontario L6H 2B9
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 905 845-1073

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☐    NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding As of September 30, 2007
Common Shares $ .0001 par value	36,323,839

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Amounts expressed in US Dollars)

(Unaudited-Prepared by Management)

CONTENTS

Interim Balance Sheets as of September 30, 2007 and June 30, 2007	3

Interim Statements of Operations for the three months ended September 30, 2007 and
September 30, 2006	4

Interim Statements of Changes in Stockholders' Equity for the three months ended
September 30, 2007 and September 30, 2006.	5

Interim Statements of Cash Flows for the three months ended September 30, 2007
and September 30, 2006.	6

Condensed Notes to Interim Financial Statements	7 - 16

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Balance Sheets as at
September 30, 2007 and June 30, 2007
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Sept 30,	June 30,
	2007	2007
	$	$
ASSETS
Current
Cash and cash equivalents	3,342,737	2,639,256
Short-term investments		1,124,059
Prepaid expenses and other receivables (note 9)	2,239,880	29,425

Total Current Assets	5,582,617	3,792,740
Plant and Equipment, net (note 5)	1,497,066	1,554,224
Debt Issuance Costs, less amortization of
$41,278 during three months ended Sept 30, 2007 (note 4)	41,277	82,555

Total Assets	7,120,960	5,429,519

LIABILITIES
Current
Accounts payable	83,205	87,246
Accrued liabilities	91,518	112,007
Convertible Debentures	3,588,330	3,570,681

Total Liabilities	3,763,053	3,769,934

Commitments and Contingencies (note 8)

STOCKHOLDERS' EQUITY
Capital Stock (note 7)
Class ‘A’ Convertible Preferred stock, $0.0001 par value, 50,000,000
shares authorized, Nil issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 36,323,839
issued and outstanding	3,632	3,332
Additional Paid-in Capital	6,879,840	4,596,056
Deficit Accumulated During the Exploration Stage	(3,525,565)	(2,939,803)

Total Stockholders' Equity	3,357,907	1,659,585

Total Liabilities and Stockholders' Equity	7,120,960	5,429,519

See Condensed notes to the Interim Financial Statements

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Statements of Operations
For the three months ended Sept 30, 2007 and Sept 30, 2006 and the Period from Inception (June 3, 1999) to Sept 30, 2007
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the
		quarter	quarter
	Cumulative	ended	ended
	since	Sept 30,	Sept 30,
	inception	2007	2006
	$	$	$
Revenues	-	-	-

Operating Expenses

General and administration	946,830	253,541	124,815
Project expenses (Note 7)	2,428,125	291.951	1,629,223
Amortization	309,460	62,113	25,795

Total Operating Expenses	3,684,415	607,605	1,779,833

Loss from Operations	(3,684,415)	(607,605)	(1,779,833)

Other income-interest	246,113	39,492	60,897

Interest	(87,263)	(17,649)	(15,963)

Loss before Income Taxes	(3,525,565)	(585,762)	(1,734,899)

Provision for income taxes	-	-	-

Net Loss	(3,525,565)	(585,762)	(1,734,899)

Loss per Weighted Average Number of Shares
Outstanding-Basic and Fully Diluted		(0.02)	(0.07)

Basic Weighted Average Number of Shares
Outstanding During the Periods
-Basic and Fully Diluted		34,302,100	24,174,004

See Condensed notes to the Interim Financial Statements

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Financial Statements of Changes in Stockholders’ Equity
From Inception (June 3, 1999) to Sept 30, 2007
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

				Deficit
				Accumulated
	Common Stock		Additional	during the	Total
	Number		Paid-in	Exploration	Stockholders'
	of Shares	Amount	Capital	Stage	Equity
		$	$	$	$

For the period from inception (June 3, 1999)
through July 1, 2004	1	-	5,895	(5,895)	-

Net (loss)	-	-	910	(910)	-

Balance, June 30, 2005	1	-	6,805	(6,805)	-

Contribution to additional paid-in capital	-	-	3,024		3,024

Cancelled shares	(1)	-	(1)		(1)

Common shares issued for nil consideration (note 7)	14,360,000	1,436	(1,436)	-	-

Common shares issued for cash	2,050,000	205	414,795	-	415,000

Subscription for stock			300,000	-	300,000

Stock issuance cost	-	-	(24,500)	-	(24,500)

Net loss	-	-	-	(87,574)	(87,574)

Balance, June 30, 2006	16,410,000	1,641	698,687	(94,379)	605,949

Common shares issued for cash	3,395,739	340	548,595	-	548,935

Common shares issued to agents in lieu of
commission for placement of common
shares and convertible debentures	1,064,000	106	265,894	-	266,000

Common shares issued for acquisition of
interests in mineral claims	3,540,600	354	884,796	-	885,150

Common shares issued for acquisition of
interests in mineral claims	1,850,000	185	462,315	-	462,500

Common shares issued for acquisition of
interests in a refinery	88,500	9	22,116	-	22,125

Common shares issued for purchase of a
mill with capital equipments	6,975,000	697	1,743,053	-	1,743,750

Stock issuance cost			(59,426)		(59,426)

Stock based compensation			30,026		30,026

Net loss for the year ended June 30, 2007		-	-	(2,845,424)	(2,845,424)

Balance, June 30, 2007	33,323,839	3,332	4,596,056	(2,939,803)	1,659,585
Common stock issued to consultants	3,000,000	300	2,249,700	-	2,250,000
Stock based compensation		-	34,084	-	34,084
Net loss for the three months ended September 30, 2007				(585,762)	(585,762)
Balance September 30, 2007	36,323,839	3,632	6,879,840	(3,525,565)	3,357,907

See Condensed notes to the Interim Financial Statements

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Statements of Cash Flows
For the three months ended Sept 30, 2007 and Sept 30, 2006
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Cumulative
	Since	Sept 30,	Sept 30,
	Inception	2007	2006
Cash Flows from Operating Activities
Net loss	(3,525,565)	(585,762)	(1,734,899)
Adjustment for:
Depreciation	309,460	62,113	25,795
Amortization of debt issuance cost	206,213	41,278	37,599
Stock based compensation	64,110	34,084	-
Shares issued for mineral claims, as part of
project expenses	1,347,650	-	1,347,650
Shares issued for services	2,250,000	2,250,000	-
Interest accrued on convertible debentures	87,263	17,649	-
Changes in non-cash working capital
Prepaid expenses	(2,239,880)	(2,210,455)	(14,951)
Accounts payable	83,205	(4,041)	42,932
Accrued liabilities relating to operating
activities	74,101	(20,489)	51,982

Net cash used in operating activities	(1,343,443)	(415,623)	(243,892)

Cash Flows from Investing Activities
Decrease (Increase) in Short-term
investments	-	1,124,059	(3,165,237)
Acquisition of plant and equipment for cash	(42,985)	(4,955)	(3,124)
Sale of plant and equipment	2,500
Accrued liabilities for investing activities	17,858	-	(17,250)

Net cash used in investing activities	(22,627)	1,119,104	(3,185,611)

Cash Flows from Financing Activities
Issuance of common shares for cash	1,270,740	-	548,935
Issuance of convertible debentures (note 6)	3,501,067	-	2,496,168
Stock and debenture placement
commissions paid in cash	(63,000)	-	(63,000)

Net cash provided by financing activities	4,708,807	-	2,982,103

Net Change in Cash	3,342,737	703,481	(447,400)
Cash- beginning of period	-	2,639,256	550,775

Cash - end of period	3,342,737	3,342,737	103,375

Supplemental Cash Flow Information
Interest paid	-	-	-

Income taxes paid	-	-	-

See Condensed notes to the Interim Financial Statements

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
September 30, 2007
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation

The accompanying unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended June 30, 2008. Interim financial statements should be read in conjunction with the company’s annual audited financial statements.

The interim financial statements include the accounts of Silver Reserve Corp. (the “Company”)

2.	Exploration Stage Activities

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $3,525,565 from inception to September 30, 2007. The Company has funded operations through the issuance of capital stock and convertible debentures. In May and June of 2006, the Company closed a private placement of its common stock for gross proceeds of $415,000. During the year ended June 30, 2007 the Company raised $848,935 (including $ 300,000 received in prior year as stock subscription) through private placement of its common stock for cash. The Company also issued Convertible Debentures in the amount of $1,020,862 during the year ended June 30, 2006 and issued Convertible Debentures in the amount of $2,480,205 during the year ended June 30, 2007. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from silver extraction on its properties, if feasible.

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
September 30, 2007
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

3.	Nature of Operations

Silver Reserve Corp. (the "Company"), was incorporated on June 3, 1999 as 54836 Corp. under the laws of the State of Delaware. On April 10, 2006, 54836 Corp. changed its name to Silver Reserve Corp.

Mineral property acquisition costs will be capitalized in accordance with the FASB Emerging Issues Task Force (“EITF”) Issue 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and that adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met.

To date, mineral property exploration costs have been expensed as incurred. If it is determined that a mineral property can be economically developed as a result of establishing proven and probable reserves (if ever), the costs incurred to develop such property will be capitalized. As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

4.	Debt Issuance Costs

Costs associated with issuance of convertible debentures are deferred and amortized over the life of the related debenture. Deferred financing charges are stated at cost less accumulated amortization. See Subsequent Events “Conversion of Debentures”.

5.	Property, Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Leasehold improvements	3 years	straight line method
Plant and Machinery	15%	declining balance method
Tools	25%	declining balance method
Vehicles	20%	declining balance method
Consumables	50%	declining balance method
Moulds	30%	declining balance method
Mobile Equipment	20%	declining balance method
Factory Buildings	5%	declining balance method

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
September 30, 2007
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		Sept 30, 2007		June 30, 2007
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Office, furniture and fixtures	16,818	3,970	16,818	3,293
Computer equipment	4,694	1,190	3,761	956
Leasehold improvements	16,230	6,015	16,230	4,885
Plant and Machinery	1,514,511	238,740	1,512,619	189,077
Tools	5,400	1,372	5,400	1,104
Vehicles	34,833	7,257	34,833	5,806
Consumables	64,197	31,430	64,197	26,749
Molds	900	275	900	225
Mobile Equipment	73,927	15,029	71,797	11,966
Factory Buildings	74,849	4,015	74,849	3,119

	1,806,359	309,293	1,801,404	247,180

Net carrying amount		1,497,066	1,554,224

Amortization charges		62,113	246,730

6.	Convertible Debentures

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
The convertible debentures mature on December 31, 2007 and bear interest at the rate of 2% per annum. Interest is payable on conversion or maturity and may be payable by delivery of cash or shares of the Company’s common stock (a “Share” or “Shares”).Each convertible debenture is convertible into a “Unit” consisting of one Share and one common share purchase warrant (a “Warrant”) at the rate of one Unit for each $0.50 of principal under the Convertible Debenture at the time of conversion. The Corporation reserves the right to pay interest in cash or Shares at its option. Each Warrant entitles the holder thereof to purchase one Share at $0.75 per Share for a term of 12 months following issuance of a Warrant. The convertible debentures are convertible at any time following the effectiveness of a registration statement on Form SB-2 (the “Registration Statement”) registering the Shares underlying the Units and the Warrants, and before maturity of the convertible debentures. The Registration Statement was made effective on April 24, 2007.

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
September 30, 2007
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

The Shares to be issued upon conversion of the convertible debentures and the Shares underlying the Warrants are subject to a lock-up agreement providing that up to 25% of the Shares may be re-sold when the Registration Statement became effective on April 24, 2007, 25% may be re-sold six months from the date of effectiveness, 25% may be re-sold twelve months from the date of effectiveness and 25% may be re-sold eighteen months from the date of effectiveness. With respect to Shares issued upon exercise of the Warrants, pursuant to the lock-up agreement 50% of the Shares received on exercise of the Warrants will be free trading with the remaining 50% to become free trading six months following the exercise of the Warrants.

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
September 30, 2007
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Issuance of common shares and warrants

Quarter ended September 30, 2007

Effective as of September 1, 2007, the Company entered into an agreement with Brehnam Trading Corp. (“Brehnam”) for a term of 24 months to provide consulting services on financial matters, business growth and development, and general business matters. The Company will pay Brehnam 1,500,000 restricted Shares to be earned in equal installments of 375,000 shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009. The said 1,500,000 Shares were tendered in one certificate upon execution of the agreement. The consultant must return any unearned Shares if the agreement is terminated early.

Effective as of September 1, 2007, the Company entered into an agreement with Costa View Inc. (“Costa”) for a term of 24 months to provide consulting services on financial public relations, business promotion, business growth and development, including mergers and acquisitions, and general business matters. The Company will pay Costa 1,500,000 restricted Shares to be earned in equal installments of 375,000 shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009. The said 1,500,000 Shares were tendered in one certificate upon execution of the agreement. The consultant must return any unearned Shares if the agreement is terminated early.

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

On August 31, 2006 the Company issued 3,540,600 common shares to Mojave Silver Company Inc., a Nevada Corporation, for purchase of its 100% right, title and interest in certain mineral claims situated in the State of Nevada. The total consideration of $885,150, calculated at $0.25 per common share, has been expensed to the income statement as Project expenses. Mojave Silver Company, Inc. subsequently assigned its right to receive the 3,540,600 shares of the Company’s stock to its own shareholders.

On August 31, 2006 the Company issued 1,850,000 common shares to Anglo Gold Mining Inc., a Nevada Corporation, for purchase of its 100% right, title and interest in certain mineral claims situated in the State of Nevada. The total consideration of $462,500 calculated at $0.25 per common share has been expensed to the income statement as Project expenses. Anglo Gold Mining Inc. subsequently assigned its right to receive the 1,850,000 shares of the Company’s common stock to its own shareholders.

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
September 30, 2007
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Issuance of common shares and warrants-cont’d

On August 31, 2006 the Company issued 88,500 common shares to Nevada Refinery Inc., a Nevada Corporation, for purchase of its 100% right, title and interest in a refinery facility and equipment. The total consideration of $22,125 calculated at $0.25 per common share has been capitalized to Plant and Equipment.

On August 31, 2006 the Company issued 6,975,000 common shares to International Energy Resources Inc., a Nevada Corporation, for purchase of its 100% right, title and interest in a mill facility and equipment. The total consideration of $1,743,750, calculated at $0.25 per common share, has been capitalized to Plant and Equipment.

Warrants

During the quarter ended September 30, 2006, the Company issued broker warrants to purchase convertible debentures as part of the commission due the agents who placed the offering of common shares and convertible debentures. These warrants represented an amount equal to 10% of the convertible debentures placed.

Issued*	Exercise Price
July 6, 2006	$175,000
July 26, 2006	$67,128
August 2, 2006	$107,979
$350,107

The exercise price of $350,107 is for 700,214 warrants.

The expiry dates of the above listed broker warrants were extended to December 31, 2007 from June 30, 2007 by resolution of the Board of Directors on June 24, 2007.

8.	Stock Based Compensation

In April 2006, the Board of Directors approved an employee stock option plan (the "2006 Stock Option Plan"), the purpose of which is to enhance the Company's stockholder value and financial performance by attracting, retaining and motivating the Company's officers, directors, key employees, consultants and its affiliates and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company's success through stock ownership. Under the 2006 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company may be granted options to acquire common shares of the Company at not less than 110 percent of the fair market value of the stock on the date of grant. Options will have a term of 10 years. The total number of shares reserved for issuance under the 2006 Stock Option Plan is 5,000,000.

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
September 30, 2007
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.	Stock Based Compensation-cont’d

The Company has adopted SFAS123 (Revised) commencing as of July 1, 2006.

The fair value of each grant was estimated at the grant date using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the use of certain assumptions, including expected terms, expected volatility, expected dividends and risk-free interest rate to calculate the fair value of stock-based payment awards. The assumptions used in calculating the fair value of stock option awards involve inherent uncertainties and the application of management judgment. As the Company is new and had no data for historic volatility, the estimated volatility was determined by comparing the volatility of similar Companies within the industry sector.

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

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
September 30, 2007
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

For the quarter ended September 30, 2007, the Company recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	10-April	17-April	17-May
	2007	2007	2007	Total

Risk free rate	4.5%	4.5%	4.5%
Volatility factor	50%	50%	50%
Expected dividends	0%	0%	0%
Forfeiture rate	0%	0%	0%
Expected life	5 years	5 years	5 years
Exercise price	$0.50	$0.50	$0.50
Total number of options granted	1,850,000	50,000	10,000
Grant date fair value	$0.07	$0.07	$0.07
Total number of options forfeited			10,000
Stock-based compensation cost expensed
during the quarter ended September 30,
2007	$33,187	$897	-	$34,084
Unexpended Stock -based compensation
cost deferred over the vesting period	$69,260	$1,941	-	$71,201

As of September 30, 2007 there was $71,201 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the quarter ended September 30, 2007 was $34,084.

9.	Prepaid expenses and other receivables

Prepaid expenses and other receivables include the issuance of 1,500,000 restricted common shares each to two consultants, for a total of 3,000,000 common shares valued at $2,250,000. The Company expensed proportionate consulting expenses of $93,750 during the quarter ended September 30, 2007 and the balance of $2,156,250 is reflected as prepaid and other expenses in the balance sheet.

10.	Commitments and Contingencies

On August 21, 2006, the Company entered into an Option Agreement to acquire mineral claims in the state of Nevada. The Option Agreement was amended on the following dates March 30, 2007 and August 20, 2007 and now provides as follows. The Company paid $20,000 on signing and agreed, among other things, to complete a $500,000 exploration program to earn a 40% interest in the mineral claims. If the Company elects to proceed, to earn 100%, it must spend an additional $500,000 on further exploration on the claims. The property is subject to a 2.1% Net Smelter Return royalty payment with advance royalty payments of $10,000 per annum up to a maximum of $100,000 or until a feasibility study is completed recommending the property be put into production, which ever occurs first.

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
September 30, 2007
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

Effective as of September 1, 2007, the Company entered into an agreement with Brehnam Trading Corp. (“Brehnam”) for a term of 24 months to provide consulting services on financial matters, business growth and development, and general business matters. The Company will pay Brehnam 1,500,000 restricted Shares to be earned in equal installments of 375,000 shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009. The said 1,500,000 Shares were tendered in one certificate upon execution of the agreement. The consultant must return any unearned Shares if the agreement is terminated early.

Effective as of September 1, 2007, the Company entered into an agreement with Costa View Inc. (“Costa”) for a term of 24 months to provide consulting services on financial public relations, business promotion, business growth and development, including mergers and acquisitions, and general business matters. The Company will pay Costa 1,500,000 restricted Shares to be earned in equal installments of 375,000 shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009. The said 1,500,000 Shares were tendered in one certificate upon execution of the agreement. The consultant must return any unearned Shares if the agreement is terminated early.

On September 14, 2007 the Company accepted a proposal from Lumos & Associates to complete the regulatory permitting process for the Company’s Mill in Mina, Nevada. The total consideration to be paid under the contract is $351,300. The permitting process will be carried out in twelve stages over the next three years. The Company is required to authorize in writing each stage of the work before the work proceeds.

11.	Related Party Transactions

The Company has entered into a one year renewable contract with Medallion Capital Corp. for consulting services commencing as of May 1, 2006, at a rate of $7,500 per month. This agreement continues as of the date of this report. Medallion Capital Corp. is owned and controlled by the Company’s Corporate Secretary. During the three-month period ended September 30, 2007, the Company paid $22,500 to Medallion Capital Corp.

12.	Subsequent Events

Conversion of Debentures

Subsequent to the end of the period covered by this report, certain holders of the Company’s convertible debentures exercised their conversion rights. Under the terms of the convertible debentures, the holders converted the principal amount of their convertible debentures into “units” where each unit consisted of a Share and a warrant to purchase a Share at a purchase price of $0.75 per share. An aggregate of 7,002,134 Shares and an aggregate of 7,002,134 Share purchase warrants were issued upon conversion of the principal amount. The re-sale of said 14,004,268 Shares may be effected pursuant to a prospectus dated May 1, 2007.

The convertible debentures had a maturity of December 31, 2007 and an interest rate of 2% per annum. Pursuant to the terms of the convertible debentures, the Company had the option of paying interest in Shares or in cash. The Company elected to pay interest in Shares, which were restricted upon issuance. An aggregate of 184,596 Shares were issued upon the conversion of the convertible debentures as payment of interest.

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
September 30, 2007
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

The Shares issued upon conversion of the convertible debentures and the Shares underlying the Warrants are subject to a lock-up agreement providing that up to 25% of the Shares may be re-sold when a Registration Statement on Form SB-2 became effective on April 24, 2007, 25% may be re-sold six months from the date of effectiveness, 25% may be re-sold twelve months from the date of effectiveness and 25% may be re-sold eighteen months from the date of effectiveness. With respect to Shares issued upon exercise of the Warrants, pursuant to the lock-up agreement 50% of the Shares received on exercise of the Warrants will be free trading with the remaining 50% to become free trading six months following the exercise of the Warrants.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2007

PLAN OF OPERATIONS

We will require additional capital to implement development of our claim groups beyond the initial evaluation and to bring the mill and refinery to operation. We expect to raise this capital through a public offering, private placements of our securities or through loans or some combination of the foregoing.

Discussion of Operations & Financial Condition
Three Month Period ended September 30, 2007

Silver Reserve Corp. has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As at September 30, 2007, we had accumulated losses of $3,525,565. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

Having obtained material financing, we are moving forward to explore the properties and claims acquired and to implement exploration programs.

As described in greater detail below, the Company’s major endeavor over the year ended June 30, 2007 and the three-month period ended September 30, 2007, has been our effort to pursue exploration activities on our twelve claim groups that we own in Nevada and to meet our obligations relating to the grant of options to acquire interest in the mineral claims (also in Nevada) available from Sage Associates Inc. A brief summary of our exploration efforts is as follows.

The 12 claims groups in which the Company controls 100% interest originally contained 402 claims. Based on surface exploration work carried out additional claims have been staked bringing the total claims held in the 12 claims group to 560. The total claims held in the Como Project, under Option from Sage Associates, Inc. is 212. Currently, the Company has 772 claims under exploration.

With respect to the Blue Dick Claim Group located near Lida, Nevada in the South East part of the Palmetto District, we are evaluating the results of 165 grid samples. A Notice of Intent drill plan is being developed. This drill plan is intended to comply with the requirements of the Bureau of Land Management (the “BLM”). We will be required to provide a bond to secure any reclamation work required by the BLM in connection with the drilling. The amount of the bond has not been determined as of the date of this report. We expect to submit the plan to the BLM in November of 2007 for its review and approval.

With respect to the Kope Scheelite Claim Group located near Mineral City, Nevada, we have identified additional claims which may have potential based upon mineralization anomalies. We have entered into negotiations with the owners of these claims.

With respect to the Klondyke Claims Group located in Esmeralda County, Nevada, we have 807 soil and rock grid samples from six grid areas under evaluation. A Notice of Intent drill plan is being developed and we expect to submit the plan to the BLM in November of 2007 for its review and approval. We will be required to provide a bond to secure any reclamation work required by the BLM in connection with the drilling. The amount of the bond has not been determined as of the date of this report.

With respect to the Nivloc Claims Group located in Esmeralda County, Nevada, we have filed three additional claims to cover the trace of a vein discovered on the property. A Notice of Intent drill plan has been approved by the BLM and we are working to secure a drill rig.

With respect to the Pansy Lee Claims Group located in Humbolt County, Nevada, a Notice of Intent drill plan for three drill sites has been approved and we are awaiting a drill rig.

With respect to the Quailey Mine Claim Group located in Mineral County, Nevada, we have commissioned a geological report. We expect recommendations for further work on these claims from our geologist in November of 2007.

With respect to the Santa Fe Claims Group located in Mineral County, Nevada, this property currently is being geologically mapped.

With respect to the Silver Queen Claims Group located in Esmeralda County, Nevada, geological mapping has enabled us to locate mineralized structural trends over a large area of alteration. We are proceeding to add 55 additional claims to cover both of these areas.

We have identified a new claims group for possible acquisition in north east Nye County, Nevada, to be known as the “Nye Claims Group.” We are in discussions with the owner of the claims.

With respect to the Como Claims Group, in Lyon County Nevada, which the Company currently has under option with Sage Associates, we have successfully completed an 11-hole drill program and results will be announced as available.

SELECTED INFORMATION

	Three months ended	Three months ended
	September 30, 2007	September, 30, 2006

Revenues	$ Nil	$ Nil
Net Loss	$585,762	$1,734,899
Loss per share-basic and diluted	$(0.02)	$(0.07)

	As at September 30, 2007	As at September 30, 2006

Total Assets	$7,120,960	$6,418,109
Total Liabilities	$3,763,053	$3,678,025
Cash dividends declared per share	Nil	Nil

The total assets for the year ended June 30, 2007 includes cash and cash equivalents for $2,639,256, short-term investments for $1,124,059, prepaid expenses for $29,425, capital assets for $1,554,224 and unamortized debt issuance cost for $82,555. For the three-month period ended September 30, 2007, total assets include cash and cash equivalents for $3,342,737, prepaid expenses and other receivables for $2,239,880, capital assets for $1,497,066 and unamortized debt issuance cost for $41,277.

Revenues

No revenue was generated by the Company’s operations during the three-month periods ended September 30, 2007 and September 30, 2006.

Net Loss

The Company is an exploration stage mining company and has not realized any revenues from its operations. It is primarily engaged in the acquisition and exploration of silver mining properties in the state of Nevada. Mineral property acquisition costs will be capitalized in accordance with the FASB Emerging Issues Task Force (“EITF”) Issue 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and that adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met.

To date, mineral property exploration costs have been expensed as incurred. If it is determined that a mineral property can be economically developed as a result of establishing proven and probable reserves (if ever), the costs incurred to develop such property will be capitalized. As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

The Company’s expenses are reflected in the Statements of Operation under the category of Operating Expenses.

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a)  General and Administrative Expense

Included in operating expenses for the three-month period ended September 30, 2007 is general and administrative expense of $253,541, as compared with $124,815 for the three-month period ended September 30, 2006. General and administrative expense represents approximately 44% of the total operating expense for the three-month period ended September 30, 2007 and approximately 7 % of the total operating expense for the three-month period ended September 30, 2006. General and administrative expense represents professional, consulting, office and general and other miscellaneous costs incurred during the three month periods ended September 30, 2007 and September 30, 2006.

(b) Project Expense

Included in operating expenses for the three-month period ended September 30, 2007 is project expense of $291,951 as compared with $1,629,223 for the three-month period ended September 30, 2006. Project expense is the most significant expense and it represents approximately 48% of the total operating expense for the three-month period ended September 30, 2007 and approximately 92% of the total operating expense for the three-month period ended September 30, 2006.

The significant components of this expense for the three month period ended September 30, 2006 were as follows:

On August 31, 2006 the Company issued 3,540,600 common shares to Mojave Silver Company Inc., a Nevada Corporation, for purchase of its 100% right, title and interest in certain mineral claims situated in the State of Nevada. The total consideration of $885,150, calculated at $0.25 per common share, has been expensed to the income statement as Project expenses. Mojave Silver Company, Inc. subsequently assigned its right to receive the 3,540,600 shares of the Company’s stock to its own shareholders.

On August 31, 2006 the Company issued 1,850,000 common shares to Anglo Gold Mining Inc., a Nevada Corporation, for purchase of its 100% right, title and interest in certain mineral claims situated in the State of Nevada. The total consideration of $462,500 calculated at $0.25 per common share has been expensed to the income statement as Project expenses. Anglo Gold Mining Inc. subsequently assigned its right to receive the 1,850,000 shares of the Company’s common stock to its own shareholders.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow and cash in hand for the three-month period:
	September 30, 2007		September 30, 2006

Cash and cash equivalent		$3,342,737	$103,375
Working capital		$1,819,564	$4,280,960
Cash used in operating activities		$(415,623)	$(243,892)
Cash used in investing activities		$1,119,104	$(3,185,611)
Cash provided by financing activities	$	Nil	$2,982,103

As at September 30, 2007 the Company had working capital of $1,819,564 as compared to $4,280,960 as of September 30, 2006. The major reason for decline in working capital is the reclassification of $3,588,330 convertible debentures to current liabilities on September 30, 2007 from non-current liabilities on September 30, 2006. Subsequent to the quarter ended September 30, 2007, all holders of the Company’s convertible debentures exercised their conversion rights (refer to “Subsequent Event”, below) and converted the principal amount of their convertible debentures, consisting of “units”, where each unit consisted of a Share and a warrant to purchase a Share at a purchase price of $0.75 per Share. The conversion of these convertible debentures into Shares and share purchase warrants will result in the reclassification of convertible debentures to shareholders’ equity and a significant improvement in the working capital.

Subsequent Event

Subsequent to the end of the period covered by this report, all holders of the Company’s convertible debentures exercised their conversion rights. Under the terms of the convertible debentures, the holders converted the principal amount of their convertible debentures into “units” where each unit consisted of a Share and a warrant to purchase a Share at a purchase price of $0.75 per share. An aggregate of 7,002,134 Shares and an aggregate of 7,002,134 Share purchase warrants were issued upon conversion of the principal amount. The sale of said 14,004,268 Shares may be effected pursuant to a prospectus dated May 1, 2007.

The convertible debentures had a maturity of December 31, 2007 and an interest rate of 2% per annum. Pursuant to the terms of the convertible debentures, the Company had the option of paying interest in Shares or in cash. The Company elected to pay interest in Shares, which were restricted upon issuance. An aggregate of 184,596 Shares were issued upon the conversion of the convertible debentures as payment of interest.

The Shares issued upon conversion of the convertible debentures and the Shares underlying the Warrants are subject to a lock-up agreement providing that up to 25% of the Shares may be re-sold when a Registration Statement on Form SB-2 became effective on April 24, 2007, 25% may be re-sold six months from the date of effectiveness, 25% may be re-sold twelve months from the date of effectiveness and 25% may be re-sold eighteen months from the date of effectiveness. With respect to Shares issued upon exercise of the Warrants, pursuant to the lock-up agreement 50% of the Shares received on exercise of the Warrants will be free trading with the remaining 50% to become free trading six months following the exercise of the Warrants.

Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangement as of September 30, 2007 and September 30, 2006.

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

On August 29, 2007, the Board of directors authorized the execution of a contract with a drilling company to commence drilling on the Como property, under option from Sage Associates, at an estimated cost of $250,000. An advance of $123,610 was made on this contract on October 4, 2007.

Effective as of September 1, 2007, the Company entered into an agreement with Brehnam Trading Corp. (“Brehnam”) for a term of 24 months to provide consulting services on financial matters, business growth and development, and general business matters. The Company will pay Brehnam 1,500,000 restricted Shares to be earned in equal installments of 375,000 shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009. The said 1,500,000 Shares were tendered in one certificate upon execution of the agreement. The consultant must return any unearned Shares if the agreement is terminated early.

Effective as of September 1, 2007, the Company entered into an agreement with Costa View Inc. (“Costa”) for a term of 24 months to provide consulting services on financial public relations, business promotion, business growth and development, including mergers and acquisitions, and general business matters. The Company will pay Costa 1,500,000 restricted Shares to be earned in equal installments of 375,000 shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009. The said 1,500,000 Shares were tendered in one certificate upon execution of the agreement. The consultant must return any unearned Shares if the agreement is terminated early.

We expect to contract with independent contractors for all work done on the Properties for the foreseeable future until we have discovered a commercial ore body or abandoned the property. We have no permanent employees. We anticipate that we will require substantial additional financing in order to proceed with our plan of exploration for an economic ore body. We presently do not have any commitments in place to obtain the additional financing and there is no assurance that the necessary financing will be obtained. If we are unable to secure new financing we will not be able to carry out the required exploration and may not be able to maintain our interest in the Properties.

On September 14, 2007 the Company accepted a proposal from Lumos & Associates to complete the regulatory permitting process for the Company’s Mill in Mina, Nevada. The total consideration to be paid under the contract is $351,300. The permitting process will be carried out in twelve stages over the next three years. The Company is required to authorize in writing each stage of the work before the work proceeds.

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

Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage mining company and has not realized any revenues from its operations. It is primarily engaged in the acquisition, exploration and development of silver mining properties in the state of Nevada. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral property.

CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. The Company's management, with the participation of the principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the September 30, 2007. Based on such evaluation, the principal executive officer and principal financial officer of the Company, respectively, have concluded that the Company's disclosure controls and procedures are effective.

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

Currently, the Company has no source of revenue, limited working capital and no commitments to obtain additional financing. The Company will require additional working capital to carry out its exploration programs. The Company has no operating history upon which an evaluation of its future success or failure can be made. The ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	further exploration of our properties and the results of that exploration.

•	raising the capital necessary to conduct this exploration and preserve the Company’s Properties.

•
raising capital to develop our properties, establish a mining operation, and operate this mine in a profitable manner if any of these activities are warranted by the results of our exploration programs and a feasibility study.

Because the Company has no operating revenue, it expects to incur operating losses in future periods as it continues to spend funds to explore its properties. Failure to raise the necessary capital to continue exploration could cause the Company to go out of business.

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

3.	THE COMPANY COULD ENCOUNTER REGULATORY AND PERMITTING DELAYS.

The Company could face delays in obtaining permits to operate on the property covered by the claims. Such delays could jeopardize financing, if any is available, which could result in having to delay or abandon work on some or all of the properties.

4.	THERE ARE PENNY STOCK SECURITIES LAW CONSIDERATIONS THAT COULD LIMIT YOUR ABILITY TO SELL YOUR SHARES.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

No unregistered securities were sold during the period covered by this report.

Subsequent to the end of the period covered by this report, certain holders of the Company’s convertible debentures exercised their conversion rights. Under the terms of the convertible debentures, the holders converted the principal amount of their convertible debentures into “units” where each unit consisted of a Share and a warrant to purchase a Share at a purchase price of $0.75 per share. An aggregate of 7,002,134 Shares and an aggregate of 7,002,134 Share purchase warrants were issued upon conversion of the principal amount. The sale of said 14,004,268 Shares may be effected pursuant to a prospectus dated May 1, 2007.

The convertible debentures had a maturity of December 31, 2007 and an interest rate of 2% per annum. Pursuant to the terms of the convertible debentures, the Company had the option of paying interest in Shares or in cash. The Company elected to pay interest in Shares, which were restricted upon issuance. An aggregate of 184,596 Shares were issued upon the conversion of the convertible debentures as payment of interest.

The Shares issued upon conversion of the convertible debentures and the Shares underlying the Warrants are subject to a lock-up agreement providing that up to 25% of the Shares may be re-sold when a Registration Statement on Form SB-2 became effective on April 24, 2007, 25% may be re-sold six months from the date of effectiveness, 25% may be re-sold twelve months from the date of effectiveness and 25% may be re-sold eighteen months from the date of effectiveness. With respect to Shares issued upon exercise of the Warrants, pursuant to the lock-up agreement 50% of the Shares received on exercise of the Warrants will be free trading with the remaining 50% to become free trading six months following the exercise of the Warrants.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

ITEM 5: OTHER INFORMATION:

ITEM 6: EXHIBITS

Exhibits

(a)	10.1 Consulting Agreement with Costa View Inc. (previously filed).

10.2 Consulting Agreement with Brenham Trading Corp. (previously filed).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	In addition, the following reports are incorporated by reference:

Current Report of Form 8-K “Item 8.01 - Other Events,” dated July 3, 2007;

Current Report on Form 8-K “Item 1.01-Entry into a Material Definitive Agreement,” dated September 26, 2007

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November13, 2007	/s/ Stafford Kelley
Stafford Kelley, Secretary