Form 10QSB
period 2007-12-31
Silver Reserve Corp.
filed 2008-02-14
CIK 1383859

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2007

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

Registrant's telephone number, including area code: (905) 845-1073

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☐	NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding As of December 31, 2007
Common Shares $ .0001 par value	43,510,569

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2007

(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

CONTENTS

Interim Balance Sheets as of December 31, 2007 and June 30, 2007	3

Interim Statements of Operations for the six months and three months ended December 31, 2007 and
December 31, 2006	4

Interim Statements of Changes in Stockholders' Equity for the six months ended
December 31, 2007 and year ended June 30, 2007	5

Interim Statements of Cash Flows for the six months ended December 31, 2007
and December 31, 2006.	6

Condensed Notes to Interim Financial Statements	7 - 16

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Balance Sheets as at
December 31, 2007 and June 30, 2007
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Dec 31,	June 30,
	2007	2007
	$	$
ASSETS
Current
Cash and cash equivalents	2,788,613	2,639,256
Short-term investments		1,124,059
Prepaid expenses and other receivables	71,443	29,425

Total Current Assets	2,860,056	3,792,740
Plant and Equipment, net (note 5)	1,434,829	1,554,224
Debt Issuance Costs, less amortization of
$82,555 during six months ended Dec 31, 2007 (note 4)	-	82,555

Total Assets	4,294,885	5,429,519

LIABILITIES
Current
Accounts payable	108,794	87,246
Accrued liabilities	38,518	112,007
Convertible Debentures	-	3,570,681

Total Liabilities	147,312	3,769,934

Commitments and Contingencies (note 10)

STOCKHOLDERS' EQUITY

Capital Stock (note 7)
Class ‘A’ Convertible Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 43,510,569 issued and outstanding	4,351	3,332
Additional Paid-in Capital	10,504,696	4,596,056
Deferred stock compensation (note 9)	(1,875,000)	-
Deficit Accumulated During the Exploration Stage	(4,486,474)	(2,939,803)

Total Stockholders' Equity	4,147,573	1,659,585

Total Liabilities and Stockholders' Equity	4,294,885	5,429,519

See Condensed notes to the Interim Financial Statements

SILVER RESERVE CORP.
(FORMERLY 54836 CORPORATION)
(AN EXPLORATION STAGE COMPANY)
Interim Statements of Operations
For the six months and three months ended Dec 31, 2007 and Dec 31, 2006 and the Period from Inception (June 3, 1999) to Dec 31, 2007
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

				For the	For the
		For the	For the	three	three
		six months	six months	months	months
	Cumulative	ended	ended	ended	ended
	since	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	inception	2007	2006	2007	2006
	$	$	$	$	$
Operating Expenses

General and administration	1,409,983	716,694	265,231	463,153	140,416
Project expenses (Note 7)	2,892,183	756,009	1,816,600	464,058	187,377
Amortization	371,697	124,350	99,414	62,237	73,619

Total Operating Expenses	4,673,863	1,597,053	2,181,245	989,448	401,412

Loss from Operations	(4,673,863)	(1,597,053)	(2,181,245)	(989,448)	(401,412)
Other income-interest	277,842	71,221	111,470	31,729	50,573

Interest	(90,453)	(20,839)	(33,612)	(3,190)	(17,649)

Loss before Income Taxes	(4,486,474)	(1,546,671)	(2,103,387)	(960,909)	(368,488)

Provision for income taxes	-	-	-	-	-

Net Loss	(4,486,474)	(1,546,671)	(2,103,387)	(960,909)	(368,488)

Loss per Weighted Average Number
of Shares Outstanding
-Basic and Fully Diluted		(0.04)	(0.07)	(0.02)	(0.01)

Basic Weighted Average Number
of Shares Outstanding During the Periods
-Basic and Fully Diluted		38,320,460	28,748,921	42,338,820	33,323,839

See condensed notes to the Interim Financial Statements

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Financial Statements of Changes in Stockholders’ Equity
From Inception (June 3, 1999) to December 31, 2007
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

					Deficit
					Accumulated
	Common Stock		Additional	Deferred	during the	Total
	Number		Paid-in	Stock	Exploration	Stockholders'
	of Shares	Amount	Capital	Compensation	Stage	Equity
		$	$	$	$	$
For the period from inception (June 3, 1999) through July 1, 2004	1	-	5,895		(5,895)	-

Net (loss)	-	-	910		(910)	-

Balance, June 30, 2005	1	-	6,805	-	(6,805)	-

Contribution to additional paid-in capital	-	-	3,024			3,024

Cancelled shares	(1)	-	(1)			(1)

Common shares issued for nil consideration (note 7)	14,360,000	1,436	(1,436)		-	-

Common shares issued for cash	2,050,000	205	414,795		-	415,000

Subscription for stock			300,000		-	300,000

Stock issuance cost	-	-	(24,500)		-	(24,500)

Net loss	-	-	-		(87,574)	(87,574)

Balance, June 30, 2006	16,410,000	1,641	698,687	-	(94,379)	605,949

Common shares issued for cash	3,395,739	340	548,595		-	548,935

Common shares issued to agents in lieu of commission for placement of common shares and convertible debentures	1,064,000	106	265,894		-	266,000

Common shares issued for acquisition of interests in mineral claims	3,540,600	354	884,796		-	885,150

Common shares issued for acquisition of interests in mineral claims	1,850,000	185	462,315		-	462,500

Common shares issued for acquisition of interests in a refinery	88,500	9	22,116		-	22,125

Common shares issued for purchase of a mill with capital equipments	6,975,000	697	1,743,053		-	1,743,750

Stock issuance cost			(59,426)			(59,426)

Stock based compensation			30,026			30,026
Net loss for the year ended June 30, 2007		-	-		(2,845,424)	(2,845,424)
Balance, June 30, 2007	33,323,839	3,332	4,596,056	-	(2,939,803)	1,659,585
Common stock issued to consultants	3,000,000	300	2,249,700	(1,875,000)	-	375,000
Stock based compensation		-	68,139		-	68,139
Conversion of convertible debentures with accrued interest	7,186,730	719	3,590,801	-	-	3,591,520
Net loss for the six months ended December 31, 2007					(1,546,671)	(1,546,671)
Balance December 31, 2007	43,510,569	4,351	10,504,696	(1,875,000)	(4,486,474)	4,147,573

See Condensed notes to the Interim Financial Statements

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Statements of Cash Flows
For the six months ended December 31, 2007 and December 31, 2006
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Cumulative
	Since	Dec 31,	Dec 31,
	Inception	2007	2006
Cash Flows from Operating Activities
Net loss	(4,486,474)	(1,546,671)	(2,103,387)
Adjustment for:
Depreciation	371,697	124,350	99,414
Amortization of debt issuance cost	247,490	82,555	80,884
Stock based compensation	98,165	68,139	-
Shares issued for mineral claims, as part of
project expenses	1,347,650	-	1,347,650
Shares issued for consultant services expensed	375,000	375,000	-
Interest on convertible debentures converted
to stock	90,894	20,838	-
Changes in non-cash working capital
Prepaid expenses	(71,443)	(42,018)	(3,892)
Accounts payable	108,794	21,549	58,636
Accrued liabilities	38,518	(73,489)	(29,458)

Net cash used in operating activities	(1,879,709)	(969,747)	(550,153)

Cash Flows from Investing Activities
Decrease (Increase) in Short-term investments	-	1,124,059	(368,719)
Acquisition of plant and equipment for cash	(42,985)	(4,955)	(6,882)
Sale of plant and equipment	2,500	-	-

Net cash used in investing activities	(40,485)	1,119,104	(375,601)

Cash Flows from Financing Activities
Issuance of common shares for cash	1,270,740	-	548,935
Issuance of convertible debentures
subsequently converted to stock	3,501,067	-	2,496,168
Stock and debenture placement
commissions paid in cash	(63,000)	-	(63,000)

Net cash provided by financing activities	4,708,807	-	2,982,103

Net Change in Cash	2,788,613	149,357	2,056,349
Cash- beginning of period	-	2,639,256	550,775

Cash - end of period	2,788,613	2,788,613	2,607,124

Supplemental Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-

 See Condensed notes to the Interim Financial Statements

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
For the six months ended December 31, 2007 and December 31, 2006
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

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $4,486,474 from inception to December 31, 2007. The Company has funded operations through the issuance of capital stock and convertible debentures. In May and June of 2006, the Company closed a private placement of its common stock for gross proceeds of $415,000. During the year ended June 30, 2007 the Company raised $848,935 (including $300,000 received in the prior year as stock subscription) through private placements of its common stock for cash. The Company also issued Convertible Debentures in the amount of $1,020,862 during the year ended June 30, 2006 and issued Convertible Debentures in the amount of $2,480,205 during the year ended June 30, 2007. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from silver extraction on its properties, if feasible.

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
For the six months ended December 31, 2007 and December 31, 2006
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

3.	Nature of Operations

The Company, was incorporated on June 3, 1999 as 54836 Corporation under the laws of the State of Delaware. On April 10, 2006, 54836 Corporation changed its name to Silver Reserve Corp.

The Company has been in the exploration stage and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. The Emerging Issues Task Force issued EITF 04-3, Mining Assets: Impairment and Business Combinations requires mining companies to consider cash flows related to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when testing the mining assets for impairment in accordance with SFAS 144. The Company is in its early stages of exploration and unable to allocate any economic values beyond proven and probable reserves. In the absence of proven and probable reserves, acquisition costs to date are considered to be impaired and accordingly, have been written off to project expenses. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

4.	Debt Issuance Costs

Costs associated with issuance of convertible debentures are deferred and amortized over the life of the related debenture. Deferred financing charges are stated at cost less accumulated amortization. See note 6 relating to conversion of Debentures.

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
For the six months ended December 31, 2007 and December 31, 2006
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

5.	Property, Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method

Office furniture and fixtures	20%	declining balance method

Leasehold improvements	3 years	straight line method

Plant and Machinery	15%	declining balance method

Tools	25%	declining balance method

Vehicles	20%	declining balance method

Consumables	50%	declining balance method

Moulds	30%	declining balance method

Mobile Equipment	20%	declining balance method

Factory Buildings	5%	declining balance method

	Dec 31,2007		June 30, 2007
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$
Office, furniture and fixtures	16,818	4,646	16,818	3,293
Computer equipment	4,694	1,470	3,761	956
Leasehold improvements	16,230	7,145	16,230	4,885
Plant and Machinery	1,514,511	288,444	1,512,619	189,077
Tools	5,400	1,641	5,400	1,104
Vehicles	34,833	8,708	34,833	5,806
Consumables	64,197	36,111	64,197	26,749
Molds	900	326	900	225
Mobile Equipment	73,927	18,127	71,797	11,966
Factory Buildings	74,849	4,912	74,849	3,119

	1,806,359	371,530	1,801,404	247,180

Net carrying amount	1,434,829			1,554,224

Amortization charges	124,350	246,730

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
For the six months ended December 31, 2007 and December 31, 2006
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	Convertible Debentures

During the year 2006, the Company issued convertible debentures for a total of $1,020,862.

During the year ended June 30, 2007 the Company issued convertible debentures for a total of $2,480,205. During the quarter ended December 31, 2007, all holders of the Company’s convertible debentures exercised their conversion rights. Under the terms of the convertible debentures, the holders converted the principal amount of their convertible debentures into “units” at $0.50 per unit, where each unit consisted of a share of the Company’s common stock (a “Share”) and a warrant to purchase a Share at a purchase price of $0.75 per share. An aggregate of 7,002,134 Shares and an aggregate of 7,002,134 Share purchase warrants were issued upon conversion of the principal amount.

The convertible debentures had a maturity of December 31, 2007 and an interest rate of 2% per annum. Pursuant to the terms of the convertible debentures, the Company had the option of paying interest in Shares or in cash. The Company elected to pay interest in Shares, which were restricted upon issuance. An aggregate of 184,596 Shares were issued upon the conversion of the convertible debentures as payment of interest converted at $0.49 per Share.

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
For the six months ended December 31, 2007 and December 31, 2006
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

Quarter ended December 31, 2007

During the quarter ended December 31, 2007, all holders of the Company’s convertible debentures exercised their conversion rights. Under the terms of the convertible debentures, the holders converted the principal amount of their convertible debentures into “units” at $0.50 per unit, where each unit consisted of a Share and a warrant to purchase a Share at a purchase price of $0.75 per Share. An aggregate of 7,002,134 Shares and an aggregate of 7,002,134 share purchase warrants were issued upon conversion of the principal amount. The convertible debentures had a maturity of December 31, 2007 and an interest rate of 2% per annum. Pursuant to the terms of the convertible debentures, the Company had the option of paying interest in Shares or in cash. The Company elected to pay interest in Shares, which were restricted upon issuance. An aggregate of 184,596 shares were issued upon the conversion of the convertible debentures as payment of interest converted at $0.49 per Share.

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
For the six months ended December 31, 2007 and December 31, 2006
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Issuance of common shares and warrants-cont’d

On August 31, 2006 the Company issued 3,540,600 common shares to Mojave Silver Company Inc., a Nevada Corporation, for purchase of its 100% right, title and interest in certain mineral claims situated in the State of Nevada. The total consideration of $885,150, calculated at $0.25 per common share, has been expensed to the income statement as Project expenses. Mojave Silver Company, Inc. subsequently assigned it right to receive the 3,540,600 shares of the Company’s stock to its own shareholders.

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

Issued	Exercise Price

July 6, 2006	$175,000

July 26, 2006	$67,128

August 2, 2006	$107,979

$350,107

The exercise price of $350,107 is for 700,214 warrants. The expiry dates of the above listed broker warrants were further extended to December 31, 2008 from December 31, 2007 by resolution of the Board of Directors on November 21, 2007.

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
For the six months ended December 31, 2007 and December 31, 2006
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

For the six month period ended December 31, 2007, the Company recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
For the six months ended December 31, 2007 and December 31, 2006
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.	Stock Based Compensation-cont’d

	10-April	17-April	17-May
	2007	2007	2007	Total
Risk free rate	4.5%	4.5%	4.5%
Volatility factor	50%	50%	50%
Expected dividends	0%	0%	0%
Forfeiture rate	0%	0%	0%
Expected life	5 years	5 years	5 years
Exercise price	$0.50	$0.50	$0.50
Total number of options granted	1,850,000	50,000	10,000
Grant date fair value	$0.07	$0.07	$0.07
Total number of options forfeited			10,000
Stock-based compensation cost expensed
during the six month period ended
December 31, 2007	$66,355	$1,784	-	$68,139
Unexpended Stock -based compensation
cost deferred over the vesting period	$36,092	$1,053	-	$37,145

As of December 31, 2007 there was $37,145 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the six month period ended December 31, 2007 was $68,139.

9.	Deferred stock compensation

The Company issued 1,500,000 restricted common shares each to two consultants, for a total of 3,000,000 common shares valued at $2,250,000. The Company expensed proportionate consulting expenses of $375,000 and the balance of $1,875,000 is reflected as a deferred stock compensation expense under shareholders’ equity in the balance sheet.

10.	Commitments and Contingencies

On August 21, 2006, the Company entered into an Option Agreement to acquire mineral claims in the state of Nevada. The Option Agreement was amended on the following dates March 30, 2007 and August 20, 2007 and now provides as follows: the Company paid $20,000 on signing and agreed, among other things, to complete a $500,000 exploration program to earn a 40% interest in the mineral claims. If the Company elects to proceed, to earn 100%, it must spend an additional $500,000 on further exploration on the claims. The property is subject to a 2.1% Net Smelter Return royalty payment with advance royalty payments of $10,000 per annum up to a maximum of $100,000 or until a feasibility study is completed recommending the property be put into production, which ever occurs first.

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
For the six months ended December 31, 2007 and December 31, 2006
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

On November 13, 2007, the Company entered into a Drilling Agreement with Drift Exploration Drilling, Inc. to perform drilling on the Nivloc Project. On November 15, 2007 the Company advanced a deposit of $15,000 towards to work to be completed. The program was completed on February 3, 2008. Five holes were drilled for a total footage of 2700 feet. Final billing has not been received as of the date of this report.

11.	Related Party Transactions

The Company has entered into a one year renewable contract with Medallion Capital Corp. for consulting and corporate administrative services commencing as of May 1, 2006, at a rate of $7,500 per month. This agreement continues as of the date of this report. Medallion Capital Corp. is owned and controlled by the Company’s Corporate Secretary. During the six-month period ended December 31, 2007, the Company paid $45,000 to Medallion Capital Corp. Commencing February 2008, the Company increased the monthly fee from $7,500 per month to $12,500 per month (refer to subsequent events note 12)

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
For the six months ended December 31, 2007 and December 31, 2006
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

12.	Subsequent Events

1.
On January 14, 2008, the Company entered into a Letter Agreement with Frank and Kelly Jo Eagan (the “Eagans”) of Goldfield, Nevada, to purchase two (2) unpatented mining claims in the Red Mountain Mining District, situated in Esmeralda County, Nevada for purchase price of $23,000. The Eagans retained access to the property for two years, to enable them to remove any personal property. These two claims are known as Tattoo Me and Tattoo U and are located inside the boundary of the Silver Queen claim group. These claims includes the former producing Mohawk Mine. As of the date of this Report, the Company does not consider these claims material.

2.
On January 24, 2008, the Board of Directors granted Anne Macko 50,000 stock options at an exercise price of $0.60 per share (the “Macko Options”), in accordance with the terms of the Company’s 2006 Stock Option Plan. The Macko Options shall vest at a rate of 1/12 of the total options per month until fully vested and have a term of five years.

3.	On January 28, 2008 the Board of Directors approved the increase in the monthly fee payable to Medallion Capital Corporation from $7,500 per month to $12,500 per month commencing February 2008.

4.
Effective as of February 4, 2008, the Company appointed Roger M. Hall to fill a vacancy on the Company’s Board of Directors. Also effective as of February 4, 2008, Mr. Hall was appointed as the Company’s Chief Operating Officer.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

FOR THE SIX MONTH AND THREE MONTH PERIOD ENDED DECEMBER 31, 2007

PLAN OF OPERATIONS

We will require additional capital to continue the ongoing exploration of our claim groups. A brief overview of our exploration efforts is presented below. We intend to raise capital primarily through private placements of our securities or through loans or some combination of the foregoing.

Discussion of Operations & Financial Condition
Six Month and Three Month Period ended December 31, 2007

Silver Reserve Corp. has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As at December 31, 2007, we had accumulated losses of $4,486,474. Our ability to emerge from the exploration stage and conduct mining operations, if possible, is dependent upon our raising additional equity financing and the outcome of our exploration activities.

As described in greater detail below, the Company’s major endeavor over the six-month period ended December 31, 2007 has been our effort to pursue exploration activities on our twelve claim groups that we own in Nevada and to meet our obligations relating to the grant of options to acquire interests in the mineral claims (also in Nevada) available from Sage Associates Inc. A brief summary of our exploration efforts is as follows.

The twelve claims groups in which the Company controls a 100% interest originally contained 402 claims. Based on surface exploration work that we carried out, additional claims have been staked bringing the total number of claims held in the twelve claims group to 622. The total number of claims held in the Como Project under Option from Sage Associates, Inc. is 224. Currently, the Company has a total of 848 claims under exploration.

With respect to the Blue Dick Claim Group located near Lida, Nevada in the South East part of the Palmetto District, we are evaluating the results of 165 grid samples.  Mapping at a scale of 1”=500’ has indicated gold, silver and copper mineralization anomalies located along a 4,000’ thrust fault contact and in shaley units on the Palmetto Formation. A “Notice of Intent” drilling plan is being developed.  This drilling plan is intended to comply with the requirements of the United States Bureau of Land Management (the “BLM”).  We will be required to provide a bond to secure any reclamation work required by the BLM in connection with the drilling.  The amount of the bond has not been determined as of the date of this report.  We expect to submit the plan to the BLM in February of 2008 for its review and approval.

With respect to the Kope Scheelite Claim Group located near Mina, Nevada, the Property was geologically mapped at a scale of 1”=500’ in December of 2007 and indicates numerous NW/SE bearing mineral structures across the property with strongly anomalous gold, silver and copper values.

With respect to the Klondyke Claims Group located in Esmeralda County, Nevada, we have 807 soil and rock grid samples from six grid areas under evaluation. Due to weather constraints only one grid was mapped in December of 2007 which indicates a buried target on the southwest portion of Grid #2.  Strong silver anomalies were noted on Grid area #5 in the central portion of the group in dark gray argillites (a compact rock derived from mudstone or shale) and further infill sampling will be done in February of 2008.   A Notice of Intent drill plan is being developed and we expect to submit the plan to the BLM in February of 2008 for its review and approval.  We will be required to provide a bond to secure any reclamation work required by the BLM in connection with the drilling.  The amount of the bond has not been determined as of the date of this report.

With respect to the Nivloc Claims Group located in Esmeralda County, Nevada, we have filed three additional claims to cover the trace of a vein discovered on the property.  A Notice of Intent drill plan has been approved by the BLM and we are currently drilling 5 reverse circulation drill holes. Hole number 3 encountered over 100 feet of vein alteration but was abandoned due to poor ground conditions.  Hole number 4 has encountered over 300 feet of vein alteration and solidification in strongly altered volcanic; this is a separate vein structure from that noted on hole number 3.  Hole number 5 encountered 35 feet of vein material which was strongly altered and broken. The program was completed with a total footage of 2700 feet.

With respect to the Pansy Lee Claims Group located in Humbolt County, Nevada, a Notice of Intent drill plan for three drill sites has been approved by the BLM and we are awaiting a drill rig.

With respect to the Quailey Mine Claim Group located in Mineral County, Nevada, we have commissioned a geological report.  We expect recommendations for further work on these claims from our geologist in February of 2008.

With respect to the Santa Fe Claims Group located in Mineral County, Nevada, the property was geologically mapped at a scale of 1”=500’ in October 2007 and we have received a report.  Gold and silver mineralization is indicated within the Lunning Formation and along an intrusive contact.  Further geochemical work will be done to follow up the mineralized areas when weather and manpower availability permits.

With respect to the Silver Queen Claims Group located in Esmeralda County, Nevada, geological mapping has enabled us to locate mineralized structural trends over a large area of alteration.  The Company has staked an additional 60 claims to cover structural and altered zones and covering the Sanger Mine site. The Company completed the purchase on January 15, 2008 of two mineral claims located inside the boundary of the claim group which includes the former producing Mohawk Mine.

With respect to the Como Claims Group, in Lyon County Nevada, which the Company currently has under option with Sage Associates, we have successfully completed an 11-hole drilling program and results will be announced as available.  Anomalous gold values were noted in altered andesites (a dark colored, fine-grained extrusive rock) on 10 of the 11 holes. . The results of the first round of drilling would suggest a zone of gold mineralization apparently over 4 miles in length and several hundred feet wide. Reconnaissance surface sampling in October of 2007 located 2 rock chip samples carrying significant gold values.  As of the date of this report, we have not been able to follow-up these sample areas due to weather constraints on the property.

SELECTED INFORMATION

	Three months ended	Three months ended
	December 31, 2007	December 31, 2006
Revenues	$ Nil	$ Nil
Net Loss	$960,909	$368,488
Loss per share-basic and diluted	$(0.02)	$(0.01)

	Six months ended	Six months ended
	December 31, 2007	December 31, 2006
Revenues	$ Nil	$ Nil
Net Loss	$1,546,671	$2,103,387
Loss per share-basic and diluted	$(0.04)	$(0.07)

	As at	As at
	December 31, 2007	December 31, 2006
Total Assets	$4,294,885	$6,001,134
Total Liabilities	$147,312	$3,629,538
Cash dividends declared per share	$ Nil	$ Nil

The total assets for the year ended June 30, 2007 includes cash and cash equivalents for $2,639,256, short-term investments for $1,124,059, prepaid expenses for $29,425, capital assets for $1,554,224 and unamortized debt issuance cost for $82,555. For the six-month period ended December 31, 2007, total assets include cash and cash equivalents for $2,788,613, prepaid expenses and other receivables for $71,443, capital assets for $ 1,434,829 and unamortized debt issuance cost for $ Nil.

During the three month period ended December 31, 2007, all of the holders of our convertible debentures converted the principal amount of their convertible debentures into “units” at $0.50 per unit, where each unit consisted of a share of the Company’s common stock (a “Share”) and a warrant to purchase a Share at a purchase price of $0.75 per share. An aggregate of 7,002,134 Shares and an aggregate of 7,002,134 Share purchase warrants were issued upon conversion of the principal amount. The convertible debentures had a maturity date of December 31, 2007 and an interest rate of 2% per annum. Pursuant to the terms of the convertible debentures, the Company had the option of paying interest in shares or in cash. The Company elected to pay interest in shares, which were restricted upon issuance. An aggregate of 184,596 shares were issued upon the conversion of the convertible debentures as payment of interest converted at $0.49 per share.

Revenues

No revenue was generated by the Company’s operations during the six month and three-month periods ended December 31, 2007 and December 31, 2006.

Net Loss

The Company has been in the exploration stage and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. The Emerging Issues Task Force issued EITF 04-3, Mining Assets: Impairment and Business Combinations requires mining companies to consider cash flows related to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when testing the mining assets for impairment in accordance with SFAS 144. The Company is in its early stages of exploration and unable to allocate any economic values beyond proven and probable reserves. In the absence of proven and probable reserves, acquisition costs to date are considered to be impaired and accordingly, have been written off to project expenses. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

The Company’s expenses are reflected in the Statements of Operation under the category of Operating Expenses. The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a)	General and Administrative Expense

Included in operating expenses for the three-month period ended December 31, 2007 is general and administrative expense of $463,153, as compared with $140,416 for the three-month period ended December 31, 2006. During the six-month period ended December 31, 2007, the general and administrative expense was $716,694, as compared to $265,231 for the six month period ended December 31, 2006. General and administrative expense represents approximately 45% of the total operating expense for the six-month period ended December 31, 2007 and approximately 12% of the total operating expense for the six-month period ended December 31, 2006. General and administrative expense represents professional, consulting, office and general and other miscellaneous costs incurred during the six month and three month periods ended December 31, 2007 and December 31, 2006. The Company additionally expensed non-cash expense of $68,139 as stock based compensation (prior period $nil) and $375,000 being consulting expense relating to issue of stock to consultants (prior period $nil) during the six month period ended December 31, 2007.

(b)	Project Expense

Included in operating expenses for the three-month period ended December 31, 2007 is project expense of $464,058 as compared with $187,377 for the three-month period ended December 31, 2006. During the six month period ended December 31, 2007, the project expense was $756,009 as compared to $1,816,600 during the six month period ended December 31, 2006. Project expense is the most significant expense and it represents approximately 47% of the total operating expense for the six-month period ended December 31, 2007 and approximately 83% of the total operating expense for the six-month period ended December 31, 2006. The high project expense for six month period ended December 31, 2006 is explained as follows:

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

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow and cash in hand for the six-month period:

	December 31, 2007		December 31, 2006
Cash and cash equivalent		$2,788,613	$2,607,124
Working capital		$2,712,744	$4,043,268
Cash used in operating activities		$(969,747)	$(550,153)
Cash provided (used) in investing activities		$1,119,104	$(375,601)
Cash provided by financing activities	$	Nil	$2,982,103

Conversion of Debentures

As of December 31, 2007, all of the holders of the Company’s convertible debentures exercised their conversion rights. Under the terms of the convertible debentures, the holders converted the principal amount of their convertible debentures into “units” where each unit consisted of a share of the Company’s common stock (a “Share”) and a warrant to purchase a Share at a purchase price of $0.75 per Share. An aggregate of 7,002,134 Shares and an aggregate of 7,002,134 Share purchase warrants were issued upon conversion of the principal amount. The re-sale of said 14,004,268 Shares may be effected pursuant to a prospectus dated May 1, 2007. The convertible debentures had a maturity date of December 31, 2007 and an interest rate of 2% per annum. Pursuant to the terms of the convertible debentures, the Company had the option of paying interest in Shares or in cash. The Company elected to pay interest in Shares, which were restricted upon issuance. An aggregate of 184,596 Shares were issued upon the conversion of the convertible debentures as payment of interest.

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

Subsequent Events

On January 14, 2008, the Company entered into a Letter Agreement with Frank and Kelly Jo Eagan (the “Eagans”) of Goldfield, Nevada, to purchase two (2) unpatented mining claims in the Red Mountain Mining District, situated in Esmeralda County, Nevada for purchase price of $23,000. The Eagans retained access to the property for two years, to enable them to remove any personal property. These two claims are known as Tattoo Me and Tattoo U and are located inside the boundary of the Silver Queen claim group. These claims include the former producing Mohawk Mine. As of the date of this Report, the Company does not consider these claims material.

On January 24, 2008, the Board of Directors granted Anne Macko 50,000 stock options at an exercise price of $0.60 per share (the “Macko Options”), in accordance with the terms of the Company’ 2006 Stock Option Plan. The Macko Options shall vest at a rate of 1/12 of the total options per month until fully vested and have a term of five years.

On January 28, 2008 the Board of Directors approved the increase in the monthly fee payable to Medallion Capital Corporation from $7,500 per month to $12,500 per month commencing February 2008.

Effective as of February 4, 2008, the Company appointed Roger M. Hall to fill a vacancy on the Company’s Board of Directors. Also effective as of February 4, 2008, Mr. Hall was appointed as the Company’s Chief Operating Officer.

Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangement as of December 31, 2007 and December 31, 2006.

Contractual Obligations and Commercial Commitments

The Company has entered into a one year renewable contract with Medallion Capital Corp. for consulting and corporate administrative services commencing as of May 1, 2006, at a rate of $7,500 per month. This agreement continues as of the date of this report. Medallion Capital Corp. is owned and controlled by the Company’s Corporate Secretary. During the six-month period ended December 31, 2007, the Company paid $45,000 to Medallion Capital Corp. Commencing as of February 1, 2008, the Company increased the monthly fee from $7,500 per month to $12,500 per month.

On August 21, 2006, the Company entered into an option agreement with Sage Associates, Inc. (“Sage”) to purchase 12 mineral claims in Lyon County, Nevada (the “Sage Option Agreement”). The Sage Option Agreement was subsequently amended and the following description describes the Sage Option Agreement as amended. The mineral claims covered by the Sage Option Agreement, including all claims that may be added during the term of the Agreement are collectively referred to herein as the “Como Claims”. The Company paid $20,000 upon execution of the Sage Option Agreement as an initial payment. In the first year of the Sage Option Agreement the Company staked up to 250 claims adjoining the Como Claims (such claims to become subject to the Sage Option Agreement); commissioned a geophysical review of the property by a designated consultant; commissioned Sage as geological consultants at a rate of $400 per day to assist in establishing drill targets and complete a drill program consisting of reverse calculation and core drilling. The Company is required to invest not less than $500,000 to earn a 40% interest in the property. To date, the Company has spent over $410,000 on this property. In order to earn a 100% interest in the property, the Company is required to complete additional programs having an aggregate cost of not lest than $500,000. Upon the first to occur of the second anniversary of the Sage Option Agreement or upon completion of programs totaling $1,000,000, Silver Reserve is required to issue to Sage 500,000 shares of its common stock, as fully paid and non assessable shares. In addition, the Company is required to make an advance royalty payment in the amount of $10,000 on each anniversary date of the Sage Option Agreement and continue to do so until the first of the following occurs: (i) the option is fully exercised; (ii) Sage has received a total of $100,000 in cash; or (iii) a feasibility study recommending the property be put into production is completed.

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

On July 9, 2007, the Company obtained Directors’ and Officers’ Insurance in the amount of $1,000,000 at an annual premium of $18,911. On August 20, 2007, the Company increased the coverage to $3,000,000 for an additional premium of $22,989.

On August 29, 2007, the Board of Directors authorized the execution of a contract with a drilling company to commence drilling on the Como property, under option from Sage Associates, at an estimated cost of $250,000. An advance of $123,610 was made on this contract on October 4, 2007. The contract was completed on November 2, 2007 at a total cost of $176,705.

Effective as of September 1, 2007, the Company entered into an agreement with Brehnam Trading Corp. (“Brehnam”) for a term of 24 months to provide consulting services on financial matters, business growth and development and general business matters. The Company will pay Brehnam 1,500,000 restricted Shares to be earned in equal installments of 375,000 Shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009. The said 1,500,000 Shares were tendered in one certificate upon execution of the agreement. The consultant must return any unearned Shares if the agreement is terminated early.

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

On November 13, 2007, the Company entered into a Drilling Agreement with Drift Exploration Drilling, Inc. to perform drilling on the Nivloc Project. On November 15, 2007 the Company advanced a deposit of $15,000 towards to work to be completed. The program was completed on February 3, 2008. Five holes were drilled for a total footage of 2700 feet. Final billing has not been received as of the date of this report

We expect to contract with independent contractors for all work done on the Properties for the foreseeable future until we have discovered a commercial ore body or abandoned the property. We have no employees. We anticipate that we will require substantial additional financing in order to proceed with our plan of exploration for an economic ore body. We presently do not have any commitments in place to obtain the additional financing and there is no assurance that the necessary financing will be obtained. If we are unable to secure new financing we will not be able to carry out the required exploration and may not be able to maintain our interest in the Properties.

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

Acquisition, Exploration and Evaluation Expenditures

The Company has been in the exploration stage and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. The Emerging Issues Task Force issued EITF 04-3, Mining Assets: Impairment and Business Combinations requires mining companies to consider cash flows related to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when testing the mining assets for impairment in accordance with SFAS 144. The Company is in its early stages of exploration and unable to allocate any economic values beyond proven and probable reserves. In the absence of proven and probable reserves, acquisition costs to date are considered to be impaired and accordingly, have been written off to project expenses. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. The Company's management, with the participation of the principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the December 31, 2007. Based on such evaluation, the principal executive officer and principal financial officer of the Company, respectively, have concluded that the Company's disclosure controls and procedures are effective.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

Conversion of Debentures

As of December 31, 2007, all of the holders of the Company’s convertible debentures exercised their conversion rights. Under the terms of the convertible debentures, the holders converted the principal amount of their convertible debentures into “units” where each unit consisted of a share of the Company’s common stock (a “Share”) and a warrant to purchase a Share at a purchase price of $0.75 per Share. An aggregate of 7,002,134 Shares and an aggregate of 7,002,134 Share purchase warrants were issued upon conversion of the principal amount. The re-sale of said 14,004,268 Shares may be effected pursuant to a prospectus dated May 1, 2007. The convertible debentures had a maturity date of December 31, 2007 and an interest rate of 2% per annum. Pursuant to the terms of the convertible debentures, the Company had the option of paying interest in Shares or in cash. The Company elected to pay interest in Shares, which were restricted upon issuance. An aggregate of 184,596 Shares were issued upon the conversion of the convertible debentures as payment of interest.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

ITEM 5: OTHER INFORMATION:

ITEM 6: EXHIBITS

Exhibits

(a)	31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	In addition, the following reports are incorporated by reference:

Current Report on Form 8-K, “Item 5.02 - Appointment of Certain Officers,” dated February 4, 2008

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 13, 2008	/s/ Stafford Kelley
Stafford Kelley, Secretary

305375