Form 10QSB
period 2008-03-31
Silver Reserve Corp.
filed 2008-05-15
CIK 1383859

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2008

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

YES ☒	NO ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

YES ☐	NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding As of March 31, 2008
Common Shares $ .0001 par value	43,710,569

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008

(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

CONTENTS

Interim Balance Sheets as of March 31, 2008 (unaudited) and June 30, 2007 (audited)	3

Interim Statements of Operations for the nine months and three months ended March 31, 2008 and March 31, 2007 and the period from Inception (June 3, 1999) to March 31, 2008	4

Interim Statements of Changes in Stockholders' Equity for the nine months ended March 31, 2008 and year ended June 30, 2007	5

Interim Statements of Cash Flows for the nine months ended March 31, 2008 and March 31, 2007	6

Condensed Notes to unaudited Interim Financial Statements	7 - 17

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Balance Sheets as at
March 31, 2008 and June 30, 2007
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	March 31,	June 30,
	2008	2007
	(unaudited)	(audited)
	$	$
ASSETS
Current
Cash and cash equivalents	2,408,069	2,639,256
Short-term investments		1,124,059
Prepaid expenses and other receivables	48,914	29,425

Total Current Assets	2,456,983	3,792,740
Plant and Equipment, net (note 5)	1,373,348	1,554,224
Debt Issuance Costs, less amortization of $82,555 during nine months ended March 31, 2008 (note 4)	-	82,555

Total Assets	3,830,331	5,429,519

LIABILITIES
Current
Accounts payable	133,712	87,246
Accrued liabilities	38,142	112,007
Convertible Debentures	-	3,570,681

Total Liabilities	171,854	3,769,934

Commitments and Contingencies (note 10)
Related Party Transactions (note 11)

STOCKHOLDERS' EQUITY
Capital Stock (note 7)
Class ‘A’ Convertible Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 43,710,569 issued and outstanding	4,371	3,332
Additional Paid-in Capital	10,660,230	4,596,056
Deferred stock compensation (note 9)	(1,593,750)	-
Deficit Accumulated During the Exploration Stage	(5,412,374)	(2,939,803)

Total Stockholders' Equity	3,658,477	1,659,585

Total Liabilities and Stockholders' Equity	3,830,331	5,429,519

The accompanying condensed notes are an integral part of these unaudited interim financial statements

SILVER RESERVE CORP.
(FORMERLY 54836 CORPORATION)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Statements of Operations
For the nine months and three months ended March 31, 2008 and March 31, 2007 and the
Period from Inception (June 3, 1999) to March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the	For the	For the
		nine months	nine months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	March 31,	March 31,	March 31,	March 31,
	inception	2008	2007	2008	2007
	$	$	$	$	$

Operating Expenses

General and administration	1,882,551	1,189,262	401,977	472,568	136,746
Project expenses	3,301,673	1,165,499	2,017,697	409,490	201,097
Amortization	433,934	186,587	173,101	62,237	73,687

Total Operating Expenses	5,618,158	2,541,348	2,592,775	944,295	411,530

Loss from Operations	(5,618,158)	(2,541,348)	(2,592,775)	(944,295)	(411,530)
Interest Income	296,237	89,616	158,540	18,395	47,070
Interest	(90,453)	(20,839)	(50,878)	-	(17,266)

Loss before Income Taxes	(5,412,374)	(2,472,571)	(2,485,113)	(925,900)	(381,726)

Provision for income taxes	-	-	-	-	-

Net Loss	(5,412,374)	(2,472,571)	(2,485,113)	(925,900)	(381,726)

Loss per Weighted Average Number of Shares Outstanding -Basic and Fully Diluted		(0.06)	(0.08)	(0.02)	(0.01)

Basic Weighted Average Number of Shares Outstanding During the Periods -Basic and Fully Diluted		40,069,823	30,251,632	43,606,998	33,323,839

The accompanying condensed notes are an integral part of these unaudited interim financial statements

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Financial Statements of Changes in Stockholders’ Equity
From Inception (June 3, 1999) to March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

					Deficit
					Accumulated
	Common Stock		Additional	Deferred	during the	Total
	Number		Paid-in	Stock	Exploration	Stockholders'
	of Shares	Amount	Capital	Compensation	Stage	Equity
			$$		$$	$
For the period from inception (June 3, 1999) through July 1, 2004	1	-	5,895		(5,895)	-
Net (loss)	-	-	910		(910)	-
Balance, June 30, 2005	1	-	6,805	-	(6,805)	-
Contribution to additional paid-in capital	-	-	3,024			3,024
Cancelled shares	(1)	-	(1)			(1)
Common shares issued for nil consideration (note 7)	14,360,000	1,436	(1,436)		-	-
Common shares issued for cash	2,050,000	205	414,795		-	415,000
Subscription for stock			300,000		-	300,000
Stock issuance cost	-	-	(24,500)		-	(24,500)
Net loss	-	-	-		(87,574)	(87,574)
Balance, June 30, 2006 (audited)	16,410,000	1,641	698,687	-	(94,379)	605,949
Common shares issued for cash	3,395,739	340	548,595		-	548,935
Common shares issued to agents in lieu of commission for placement of common shares and convertible debentures	1,064,000	106	265,894		-	266,000
Common shares issued for acquisition of interests in mineral claims	3,540,600	354	884,796		-	885,150
Common shares issued for acquisition of interests in mineral claims	1,850,000	185	462,315		-	462,500
Common shares issued for acquisition of interests in a refinery	88,500	9	22,116		-	22,125
Common shares issued for purchase of a mill with capital equipments	6,975,000	697	1,743,053		-	1,743,750
Stock issuance cost			(59,426)			(59,426)
Stock based compensation			30,026			30,026
Net loss for the year ended June 30, 2007		-	-		(2,845,424)	(2,845,424)
Balance, June 30, 2007 (audited)	33,323,839	3,332	4,596,056	-	(2,939,803)	1,659,585
Common stock issued to consultants	3,000,000	300	2,249,700	(1,875,000)	-	375,000
Stock based compensation		-	68,139		-	68,139
Conversion of convertible debentures with accrued interest	7,186,730	719	3,590,801	-	-	3,591,520
Common shares issued for acquisition of interests in mineral claims	175,000	18	104,982			105,000
Common stock issued to a consultant	25,000	2	14,498			14,500
Stock based compensation	-	-	36,054			36,054
Amortization of deferred stock compensation				281,250		281,250
Net loss for the nine months ended March 31, 2008					(2,472,571)	(2,472,571)
Balance March 31, 2008	43,710,569	4,371	10,660,230	(1,593,750)	(5,412,374)	3,658,477

The accompanying condensed notes are an integral part of these unaudited interim financial statements

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Statements of Cash Flows
For the nine months ended March 31, 2008 and March 31, 2007
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Cumulative
	Since	March 31,	March 31,
	Inception	2008	2007
Cash Flows from Operating Activities
Net loss	(5,412,374)	(2,472,571)	(2,485,113)
Adjustment for:
Amortization	433,934	186,587	173,101
Amortization of debt issuance cost	247,490	82,555	121,264
Stock based compensation	134,219	104,193	-
Shares issued for mineral claims, as part of project expenses	1,452,650	105,000	1,347,650
Shares issued for consultant services expensed	670,750	670,750	-
Interest on convertible debentures converted to stock	90,452	20,838	50,878
Changes in non-cash working capital
Prepaid expenses	(48,914)	(19,489)	(4,764)
Accounts payable	133,712	46,466	17,830
Accrued liabilities	38,583	(73,865)	99,726

Net cash used in operating activities	(2,259,498)	(1,349,536)	(679,428)
Cash Flows from Investing Activities
Decrease in Short-term investments	-	1,124,059	141,180
Acquisition of plant and equipment for cash	(43,740)	(5,710)	(7,762)
Sale of plant and equipment	2,500	-	2,500

Net cash used in investing activities	(41,240)	1,118,349	135,918

Cash Flows from Financing Activities
Issuance of common shares for cash	1,270,740	-	548,935
Issuance of convertible debentures subsequently converted to stock	3,501,067	-	2,480,205
Stock and debenture placement commissions paid in cash	(63,000)	-	(63,000)
Net cash provided by financing activities	4,708,807	-	2,966,140

Net Change in Cash	2,408,069	(231,187)	2,422,630
Cash- beginning of period	-	2,639,256	550,775

Cash - end of period	2,408,069	2,408,069	2,973,405

Supplemental Cash Flow Information
Interest paid	-	-	-

Income taxes paid	-	-	-

The accompanying condensed notes are an integral part of these unaudited interim financial statements

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
March 31, 2008
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

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $5,412,374 from inception to March 31, 2008. The Company has funded operations through the issuance of capital stock and convertible debentures. In May and June of 2006, the Company closed a private placement of its common stock for gross proceeds of $415,000. During the year ended June 30, 2007 the Company raised $848,935 (including $300,000 received in the prior year as stock subscription) through private placements of its common stock for cash. The Company also issued Convertible Debentures in the amount of $1,020,862 during the year ended June 30, 2006 and issued Convertible Debentures in the amount of $2,480,205 during the year ended June 30, 2007. Currently, the Company has no source of revenue, limited working capital and no commitments to obtain additional financing. The Company will require additional working capital to carry out its exploration programs. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from mineral extraction on its properties, if feasible.

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

3.	Nature of Operations

Silver Reserve Corp. (the "Company"), was incorporated on June 3, 1999 as 54836 Corp. under the laws of the State of Delaware. On April 10, 2006, 54836 Corp. changed its name to Silver Reserve Corp.

The Company is in the exploration stage and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties.

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

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

5.	Poperty, Plant and Equipment, Net-Cont’d

	March 31, 2008		June 30, 2007
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Office, furniture and fixtures	17,573	5,322	16,818	3,293
Computer equipment	4,694	1,750	3,761	956
Leasehold improvements	16,230	8,275	16,230	4,885
Plant and Machinery	1,514,511	338,148	1,512,619	189,077
Tools	5,400	1,910	5,400	1,104
Vehicles	34,833	10,160	34,833	5,806
Consumables	64,197	40,792	64,197	26,749
Molds	900	376	900	225
Mobile Equipment	73,927	21,225	71,797	11,966
Factory Buildings	74,849	5,808	74,849	3,119

	1,807,114	433,766	1,801,404	247,180

Net carrying amount		1,373,348		1,554,224

Amortization charges		186,587		246,730

6.	Convertible Debentures

Year Ended June 30, 2006

During the year 2006, the Company issued convertible debentures for a total of $1,020,862.

Year Ended June 30, 2007

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

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	Convertible Debentures-Cont’d

The convertible debentures had a maturity of December 31, 2007 and an interest rate of 2% per annum. Pursuant to the terms of the convertible debentures, the Company had the option of paying interest in Shares or in cash. The Company elected to pay interest in Shares, which were restricted upon issuance. An aggregate of 184,596 Shares were issued upon the conversion of the convertible debentures as payment of interest converted at one Share for each $0.49 of interest.

The Shares issued upon conversion of the convertible debentures and the Shares underlying the warrants are subject to a lock-up agreement limiting their resale. Up to 25% of the shares may be re-sold when a Registration Statement on Form SB-2 became effective on April 24, 2007 (the “Date of Effectiveness”), 25% may be re-sold six months from the Date of Effectiveness, 25% may be re-sold twelve months from the Date of Effectiveness and 25% may be re-sold eighteen months from the date of effectiveness. With respect to Shares issued upon exercise of the warrants, pursuant to the lock-up agreement 50% of the Shares received on exercise of the warrants will be free trading with the remaining 50% to become free trading six months following the exercise of the warrants.

7.	Issuance of common shares and warrants

Nine months period ended March 31, 2008

Effective as of September 1, 2007, the Company entered into an agreement with Brehnam Trading Corp. (“Brehnam”) for a term of 24 months to provide consulting services on financial matters, business growth and development, and general business matters. The Company will pay Brehnam 1,500,000 restricted Shares to be earned in equal installments of 375,000 Shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009. The said 1,500,000 Shares were tendered in one certificate upon execution of the agreement and Brehnam is deemed to have possession of all of the Shares. The consultant must return any unearned Shares if the agreement is terminated early.

Effective as of September 1, 2007, the Company entered into an agreement with Costa View Inc. (“Costa”) for a term of 24 months to provide consulting services on financial public relations, business promotion, business growth and development, including mergers and acquisitions, and general business matters. The Company will pay Costa 1,500,000 restricted Shares to be earned in equal installments of 375,000 Shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009. The said 1,500,000 Shares were tendered in one certificate upon execution of the agreement and Costa is deemed to have possession of all of the Shares. The consultant must return any unearned Shares if the agreement is terminated early.

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Issuance of common shares and warrants-Cont’d

During the three month period ended December 31, 2007, all holders of the Company’s convertible debentures exercised their conversion rights. Under the terms of the convertible debentures, the holders converted the principal amount of their convertible debentures into “units” at $0.50 per unit, where each unit consisted of a Share and a warrant to purchase a Share at a purchase price of $0.75 per Share. An aggregate of 7,002,134 Shares and an aggregate of 7,002,134 Share purchase warrants were issued upon conversion of the principal amount.

The convertible debentures had a maturity of December 31, 2007 and an interest rate of 2% per annum. Pursuant to the terms of the convertible debentures, the Company had the option of paying interest in Shares or in cash. The Company elected to pay interest in Shares, which were restricted upon issuance. An aggregate of 184,596 shares were issued upon the conversion of the convertible debentures as payment of interest converted at one Share for each $0.49 of interest.

The Company entered into an asset purchase agreement with Roger Hall, effective as of February 15, 2008, to acquire a 100% interest in certain mineral claims located in Nye County, Nevada that are owned by Mr. Hall. Upon closing of the Agreement, the Company issued to Mr. Hall 175,000 shares of the Company’s common stock and paid him $5,000 as consideration for the mineral claims. Mr. Hall is the Company’s Chief Operating Officer and a member of its Board of Directors. The Agreement was approved by the disinterested members of the Company’s board of directors. The Company does not consider the claims purchased to be material assets at this time and expensed this cost to project expense. The Company’s assessment may change after exploration of the claims.

On March 12, 2008 the Company entered into an agreement effective as of March 3, 2008, with Endeavor Holdings, Inc. (“Endeavor”) pursuant to which Endeavor was retained to provide general marketing and business consulting services to the Company for a period of 12 months. Under the terms of the agreement, the Company is required to issue to Endeavor 25,000 shares of restricted common stock of the Company each month and pay Endeavor $5,000 each month during the term of the agreement. The Company issued 25,000 restricted common shares in March 2008.

Year ended June 30, 2007

The Company issued 3,395,739 Shares through a private placement for total cash consideration of $848,935, which includes $300,000 stock subscription received in the prior year. These Shares were issued at $0.25 per Share. On July 28, 2006 and on August 4, 2006, the Company issued 658,000 and 406,000 common shares, respectively, in settlement of a 7% commission in the amount of $266,000 due on the placement of common shares and Convertible Debentures totaling $3,800,000.

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Issuance of common shares and warrants-Cont’d

On August 31, 2006 the Company issued 3,540,600 Shares to Mojave Silver Company Inc., a Nevada Corporation, for purchase of its 100% right, title and interest in certain mineral claims situated in the State of Nevada. The total consideration of $885,150, calculated at $0.25 per Share, has been expensed to the income statement as Project expenses. Mojave Silver Company, Inc. subsequently assigned it right to receive the 3,540,600 Shares to its own shareholders.

On August 31, 2006 the Company issued 1,850,000 Shares to Anglo Gold Mining Inc., a Nevada Corporation, for purchase of its 100% right, title and interest in certain mineral claims situated in the State of Nevada. The total consideration of $462,500 calculated at $0.25 per Share has been expensed to the income statement as Project expenses. Anglo Gold Mining Inc. subsequently assigned its right to receive the 1,850,000 Shares to its own shareholders.

On August 31, 2006 the Company issued 88,500 Shares to Nevada Refinery Inc., a Nevada Corporation, for purchase of its 100% right, title and interest in a refinery facility and equipment. The total consideration of $22,125 calculated on the basis of $0.25 per Share has been capitalized to Plant and Equipment.

On August 31, 2006 the Company issued 6,975,000 Shares to International Energy Resources Inc., a Nevada Corporation, for purchase of its 100% right, title and interest in a mill facility and equipment. The total consideration of $1,743,750, calculated on the basis of $0.25 per Share, has been capitalized to Plant and Equipment.

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
$350,107

The exercise price of $350,107 is for 700,214 warrants. The expiry dates of the above listed broker warrants was originally June 30, 2007 and was extended to December 31, 2007 and were further extended to December 31, 2008 from December 31, 2007 by resolution of the Board of Directors on November 21, 2007.

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.	Stock Based Compensation

In April 2006, the Board of Directors approved an employee stock option plan (the "2006 Stock Option Plan"), the purpose of which is to enhance the Company's stockholder value and financial performance by attracting, retaining and motivating the Company's officers, directors, key employees, consultants and its affiliates and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company's success through stock ownership. Under the 2006 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company may be granted options to acquire common shares of the Company at prices and terms set by the Board of Directors at time of granting. The total number of shares reserved for issuance under the 2006 Stock Option Plan is 5,000,000.

The Company has adopted SFAS123 (Revised) commencing as of July 1, 2006. The fair value of each grant was estimated at the grant date using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the use of certain assumptions, including expected terms, expected volatility, expected dividends and risk-free interest rate to calculate the fair value of stock-based payment awards. The assumptions used in calculating the fair value of stock option awards involve inherent uncertainties and the application of management judgment. In the absence of data for historic volatility, the estimated volatility was determined by comparing the volatility of similar Companies within the industry sector.

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

On January 24, 2008, the Board granted options to one consultant to purchase 50,000 Shares at a price of $0.50 per Share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested. The options granted are for a term of 5 years.

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.	Stock Based Compensation-Cont’d

For the nine month period ended March 31, 2008, the Company recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	10-April	17-April	17-May	24-Jan
	2007	2007	2007	2008	Total

Risk free rate	4.5%	4.5%	4.5%	5.0%
Volatility factor	50%	50%	50%	50%
Expected dividends	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%
Expected life	5 years	5 years	5 years	5 years
Exercise price	$0.50	$0.50	$0.50	$0.60
Total number of options granted	1,850,000	50,000	10,000	50,000
Grant date fair value	$0.07	$0.07	$0.07	$0.29
Total number of options forfeited			(10,000)
Stock-based compensation cost expensed during the nine month period ended March 31, 2008	$98,820	$2,662	-	$2,711	$104,193
Unexpended Stock -based compensation cost deferred over the vesting period	$3,627	$175	-	$11,884	$15,686

As of March 31, 2008 there was $15,686 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the nine month period ended March 31, 2008 was $104,193.

9.	Deferred stock compensation

The Company issued 1,500,000 restricted common shares each to two consultants, for a total of 3,000,000 common shares valued at $2,250,000. The Company expensed proportionate consulting expenses of $656,250 and the balance of $1,593,750 is reflected as a deferred stock compensation expense under shareholders’ equity in the balance sheet.

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	Commitments and Contingencies

On August 21, 2006, the Company entered into an Option Agreement to acquire mineral claims in the state of Nevada. The Option Agreement was amended on the following dates March 30, 2007 and August 20, 2007 and now provides as follows. The Company paid $20,000 on signing and agreed, among other things, to complete a $500,000 exploration program to earn a 40% interest in the mineral claims. If the Company elects to proceed, to earn 100%, it must spend an additional $500,000 on further exploration on the claims. The property is subject to a 2.1% Net Smelter Return royalty payment with advance royalty payments of $10,000 per annum up to a maximum of $100,000 or until feasibility study is completed recommending the property be put into production, which ever occurs first. The first annual royalty payment was made on August 15, 2007.

Effective as of September 1, 2007, the Company entered into an agreement with Brehnam Trading Corp. (“Brehnam”) for a term of 24 months to provide consulting services on financial matters, business growth and development, and general business matters. The Company will pay Brehnam 1,500,000 restricted Shares to be earned in equal installments of 375,000 shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009. The said 1,500,000 Shares were tendered in one certificate upon execution of the agreement and are deemed to be in Brenham’s possession. The consultant must return any unearned Shares if the agreement is terminated early.

Effective as of September 1, 2007, the Company entered into an agreement with Costa View Inc. (“Costa”) for a term of 24 months to provide consulting services on financial public relations, business promotion, business growth and development, including mergers and acquisitions, and general business matters. The Company will pay Costa 1,500,000 restricted Shares to be earned in equal installments of 375,000 shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009. The said 1,500,000 Shares were tendered in one certificate upon execution of the agreement and are deemed to be in Costa’s possession. The consultant must return any unearned Shares if the agreement is terminated early.

On September 14, 2007 the Company accepted a proposal from Lumos & Associates to complete the regulatory permitting process for the Company’s Mill in Mina, Nevada. The total consideration to be paid under the contract is approximately $350,000. The permitting process will be carried out in twelve stages over the next three years. The Company is required to authorize in writing each stage of the work before the work proceeds.

On January 14, 2008, the Company entered into a Letter Agreement with Frank and Kelly Jo Eagan (the “Eagans”) of Goldfield, Nevada, to purchase two (2) unpatented mining claims in the Red Mountain Mining District, situated in Esmeralda County, Nevada for a purchase price of $23,000. The Eagans retained access to the property for two years, to enable them to remove any personal property. These two claims are known as “Tattoo Me” and “Tattoo U” and are located inside the boundary of the Silver Queen claim group. These claims includes the former producing Mohawk Mine. As of the date of this Report, the Company does not consider these claims material.

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	Commitments and Contingencies – Cont’d

On February 21, 2008, the Company entered into a Drilling Agreement with Hansen Drilling, Inc. to perform drilling on the Pansy Lee Claims site at agreed rates for work to be performed.

On March 12, 2008 the Company entered into an agreement effective as of March 3, 2008, with Endeavor Holdings, Inc. (“Endeavor”) pursuant to which Endeavor was retained to provide general marketing and business consulting services to the Company for a period of 12 months. Under the terms of the Endeavor Consulting Agreement, the Company is required to issue Endeavor 25,000 shares of restricted common stock of the Company each month and pay Endeavor $5,000 each month during the term of the Endeavor Consulting Agreement. Either party may terminate the Endeavor Consulting Agreement upon 30-days’ prior written notice.

11.	Related Party Transactions

The Company has entered into a one year renewable contract with Medallion Capital Corp. for consulting and corporate administrative services commencing as of May 1, 2006, at a rate of $7,500 per month, which increased to $12,500 commencing February 2008. Medallion Capital Corp. was owned and controlled by the Company’s Corporate Secretary who later resigned effective March 20, 2008. During the nine-month period ended March 31, 2008, the Company expensed $77,500 to Medallion Capital Corp. The Contract was mutually terminated effective as of April 30, 2008.

The Company entered into an asset purchase agreement with Roger Hall, a director and officer of the Company, effective as of February 15, 2008, to acquire a 100% interest in certain mineral claims located in Nye County, Nevada that are owned by Mr. Hall. Upon closing of the Agreement, the Company issued to Mr. Hall 175,000 shares of the Company’s common stock and paid him $5,000 as consideration for the mineral claims. The Company also expensed $30,214 as fees paid to Mr. Hall for services rendered as Senior Geologist until March 31, 2008. Mr. Hall is the Company’s Chief Operating Officer. This transaction was approved by disinterested members of the Company’s Board of Directors.

12.	Subsequent Events

Changes to Officers of the Company

The Board of Directors of the Company accepted the resignation of Stafford Kelley as Corporate Secretary of the Company, effective as of March 20, 2008. There were no disagreements between Mr. Kelley and the Company with regards to the Company’s operations, policies or practices. The Board agreed that the options granted to Mr. Kelley would not be cancelled on his departure and remain in effect for the balance of the original term of five years.

SILVER RESERVE CORP.
(FORMERLY 54836 CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

12.	Subsequent Events – Cont’d

On April 2, 2008, the Company appointed Joanne Hughes to the position of Corporate Secretary and Janet Shuttleworth to the position of Treasurer. In connection with their appointments, Ms. Hughes and Ms. Shuttleworth each were awarded 200,000 options to purchase shares of the Company’s common stock at a price of $0.35 per share pursuant to the Company’s 2006 Stock Option Plan. These options vest at the rate of 1/12 of the total grant each month until fully vested and have a five-year term.

Commitments

On April 4, 2008, the Company entered into a Consultant Agreement with Lumos and Associates, to facilitate completing an exploration drilling “Notice of Intent” and plan of operation in compliance with the requirements of the United States Bureau of Land Management. The Company estimates the costs of each Notice of Intent plan to range from $3,000 to $4,000.

On April 8, 2008, the Company entered into a Drilling Agreement with W. R. Hansen, Contractor, to perform drilling on various locations in Nevada at a rate of $300 per hour for work to be performed beginning in May of 2008.

Effective April 30, 2008, the Consulting Agreement between the Company and Medallion Capital Corp., was terminated.

The Company entered into a one year renewable contract with Lance Capital Ltd. for consulting and corporate administrative services commencing as of May 1, 2008, at a rate of $12,500 per month.

Effective June 1, 2008, the Company entered into a consulting contract with a geologist expiring December 31, 2008. The contract will be automatically renewed after December 31, 2008, subject to any mutually agreed changes in the hourly fees for services, unless terminated by either party. The Company will compensate at the rate of $200 per day for the first 30 days, $225 per day during days 30 to 90 days and $275 per day during days 90 to December 31, 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
FOR THE NINE MONTH AND THREE MONTH PERIOD ENDED MARCH 31, 2008

PLAN OF OPERATIONS

We will require additional capital to continue the ongoing exploration of our claim groups. A brief overview of our exploration efforts is presented below. We intend to raise capital primarily through private placements of our securities or through loans or some combination of the foregoing.

Discussion of Operations & Financial Condition
Nine Month and Three Month Period ended March 31, 2008

Silver Reserve Corp. has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As at March 31, 2008, we had accumulated losses of $5,412,374. Our ability to emerge from the exploration stage and conduct mining operations, if possible, is dependent upon our raising additional equity financing and the outcome of our exploration activities.

As described in greater detail below, the Company’s major endeavor over the nine-month period ended March 31, 2008 has been our effort to pursue exploration activities on our thirteen claim groups that we own in Nevada and to meet our obligations relating to the grant of options to acquire interests in the mineral claims (also in Nevada) available from Sage Associates Inc. A brief summary of our exploration efforts is as follows.

The thirteen claim groups in which the Company controls a 100% interest originally contained 402 claims. Based on surface exploration work that we carried out, additional claims have been staked bringing the total number of claims held in the thirteen claims group to 623. The total number of claims held in the Como Project under Option from Sage Associates, Inc. is 224. Currently, the Company has a total of 847 claims under exploration.

The Silver Queen Claim Group presently consists of 147 mineral claims located in Esmeralda County, Nevada, nine miles west of Silver Peak, Nevada. The Silver Queen Project covers a north east trending group of silver deposits first discovered in 1907 and includes both the Silver Queen and Mohawk mines. Public records indicate that Silver Queen Mine operated on the property between 1920 and the 1950’s, producing an average of 20-25 ounces of silver per ton and the Mohawk Mine was the largest producer in the area with grades of 12 to 43 oz silver per ton. These two original mines appear to be located on the same vein structure and strike length has been traced for over 1.8 miles. All historical data is being assembled in a new report and a 10,000 foot drill program is scheduled for 2008 to test the vein structure down dip and along strike from the two mines. Surface sampling has identified a large silver lead zinc anomaly 1,000 feet long and 600 feet wide away from the mines that appears to have had no previous exploration. A seven hole drill plan has been submitted for approval by the United States Bureau of Land Management (the “BLM”) and will be carried out this year.

The Blue Dick Claim Group is located near Lida, Nevada in the South East part of the Palmetto District. The claim area contains numerous prospect pits, adits, shafts and two small open pit mines. The Blue Dick Mine has two shafts and several adits with no available historic data. Public records indicate that production occurred prior to 1960 and the deposits contained silver, gold and lead. Geologic mapping and sampling indicates complex thrust faulting traced from the historic underground mine workings along strike for a length of at least 3000 feet. Rock Chip sampling underground has carried grades of gold from trace to 1.3 opt and silver from trace to 69 opt.

Geochemical anomalies have also been located south of the mine workings and grid samples have provided an additional target area. Surface rock chip sampling yielded values from nil to 25% copper, 1.30 opt gold, 68 opt silver and 7 % lead. There are 5 drill targets currently identified on the property and drilling is planned for 2008.

The Como Claim Group consists of 224 mineral claims located in Lyon County, Nevada approximately 15 miles east of Carson City. Public Records indicate that the adjacent Rapidan Mines produced approximately 83,000 tons of ore between 1918 and 1936. Silver Reserve Corp. has completed geological mapping and surface sampling which identified drill targets and an 11 hole drill program has been completed. All 11 holes drilled encountered thick intercepts up to 30 feet wide of weekly anomalous gold trace to 0.03 ounces per ton within the structures. This weak but consistent gold mineralization indicates a large hydrothermal system that has been traced for about 4 miles in length and 300-1000 feet wide. These drill holes were all located in the north and central portion of the property but failed to intercept cross structures where substantial gold deposition should be located.

Recent surface sampling to the south over what appear to be vein outcrops yielded grades from trace to 0.29 ounces gold per ton presenting ideal drill targets for potentially higher grade intersections. Further drilling is planned for 2008.

The Klondyke Claim Group consists of 167 mineral claims located in Esmeralda County, Nevada. Most of the historical deposits on the Klondyke Claims occur in limestone in veins carrying both high grade and low grade silver values. The claim area hosts numerous prospect pits and mine shafts. Mapping and grid sampling to date indicate strong NE/SW bearing anomalous zones to the south of the old mine working where the structure runs NW/SE. Surface sampling in this zone carried grades from trace to 42.3 oz silver and 0.1 oz gold per ton. Drilling testing of this high grade zone is planned for 2008.

Grid sampling has identified a gold only anomalous zone in the southern portion of the property that will be tested with a trenching program.

The Nivloc Claim Group presently consists of 18 mineral claims located in Esmeralda County, Nevada approximately 6 miles southwest of Silver Peak, Nevada in the eroded portion of the Red Mountain District. Public records indicate that the Nivloc Mine located on the property operated from 1937 to 1943 with ore grading of 0.05 ounces of gold and 12 ounces of silver. The Red Mountain District also hosts the Mohawk and Silver Queen mines controlled by the Company. A 5 hole exploratory reverse circulation drill program has been completed. Hole NL5 intersected 30 feet with an average grade of 2.5 ounce silver and 0.033 ounce gold per ton. The hole also intersected a second 15 foot zone with five feet grading 21 ounces silver and an average grade of 8.5 ounce silver per ton but no gold. These intersections appear to be extension of the Nivloc veins 2800 feet east of the old mine workings. Hole NL3 also appeared to hit the vein but was abandoned. Three additional holes are planned to target the veins hit in NL5 from different angles and along strike to verify if the original intercepts went through the vein or only through the edge of the vein.

The Pansy Lee Claim Group consists of 30 mineral claims located in Humboldt County, Nevada, eight miles north west of Winnemucca, Nevada. We have a three hole drill program underway and hole 1 has intersected the main vein structure beneath the old West Coast mine working at the 810 foot level. The drill program will be completed in April 2008 and results released when available Public records indicate a substantial amount of underground workings were developed including 6000 feet of horizontal tunneling in a former mine operation. Historical records dated in 1982 suggests 73,800 tons of indicated ore with an average grade of 17.46 oz per ton silver and .218 oz per ton gold are unmined in the existing workings. Work to date indicates the mineralized zone should extend to depth and along strike on the 2 main veins in the mine. Further drilling of these extensions is planned in 2008.

Quailey Mine Claim Group. 9 patented and 35 lode claims located 16 miles south east of Hawthorne, Nevada. Historical records indicate copper, gold and silver ores were mined from 4000 feet of developed mine workings.

Weepah Hills Claims Group. A contiguous group of 24 lode mining claims located approximately 30 miles southwest of Tonopah, Nevada. Several prospect pits and one main shaft which was reportedly operated as late as the 1960’s.

Dyer Claim Group. 19 lode mining claims located 5 miles east of Dyer, Nevada. Mineralization consists of copper-gold sulfides in quartz veins within limestone country rocks.

Sante Fe Claim Group. 27 lode claims on the west flanks of the Gabbs Valley and approximately 2 miles west of Corona Nevada. Sampling and mapping indicated significant gold and silver values potential in quartz veins within the Luning Formation.

Kope Scheelite Claim Group. 44 lode claims located 10 miles east of Mina, Nevada were recently mapped and indicate new strong gold, silver and copper mineralization along NW/SE bearing structures located at he Clay Peters mine.

Gold Point Claim Group. 15 lode mining claims located in Nye County in the Gold Point District about 10 miles NE of Current, Nevada. Mineralization from 0.5 to 10 ppm gold was noted in shaley rocks adjacent to substantial Jasperoids on the property. The property is currently being surface mapped.

Montezuma Claim Group. 19 lode claims located 10 miles southwest of Goldfield, Nevada. The district produced silver-lead with small amounts of gold and bismuth according to historical records. Surface mapping will take place in May, 2008

Sylvania Claim Group, 30 lode claims located south of the Palmetto District. Historical records indicate minor silver-lead-gold and tungsten production on the property.

SELECTED INFORMATION
	Three months ended March 31, 2008		Three months ended March 31, 2007

Revenues	$	Nil	$	Nil
Net Loss		$925,900		$381,726
Loss per share-basic and diluted		$(0.02)		$(0.01)

		Nine months ended March 31, 2008		Nine months ended March 31, 2007

Revenues	$	Nil	$	Nil
Net Loss		$2,472,571		$2,485,113
Loss per share-basic and diluted		$(0.06)		$(0.08)

		As at March 31, 2008		As at June 30, 2007

Total Assets		$3,830,331		$5,429,519
Total Liabilities		$171,854		$3,769,934
Cash dividends declared per share	$	Nil	$	Nil

The total assets as of June 30, 2007 includes cash and cash equivalents for $2,639,256, short-term investments for $1,124,059, prepaid expenses for $29,425, capital assets for $1,554,224 and unamortized debt issuance cost for $82,555. For the nine-month period ended March 31, 2008, total assets include cash and cash equivalents for $2,408,069, prepaid expenses and other receivables for $48,914, capital assets for $ 1,373,348 and unamortized debt issuance cost for $ Nil.

During the three month period ended December 31, 2007, all of the holders of our convertible debentures converted the principal amount of their convertible debentures into “units” at $0.50 per unit, where each unit consisted of a share of the Company’s common stock (a “Share”) and a warrant to purchase a Share at a purchase price of $0.75 per Share. An aggregate of 7,002,134 Shares and an aggregate of 7,002,134 Share purchase warrants were issued upon conversion of the principal amount. The convertible debentures had a maturity date of December 31, 2007 and an interest rate of 2% per annum. Pursuant to the terms of the convertible debentures, the Company had the option of paying interest in Shares or in cash. The Company elected to pay interest in Shares, which were restricted upon issuance. An aggregate of 184,596 shares were issued upon the conversion of the convertible debentures as payment of interest converted at one Share for each $0.49 of interest.

Revenues

No revenue was generated by the Company’s operations during the nine month and three-month periods ended March 31, 2008 and March 31, 2007.

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

Included in operating expenses for the three-month period ended March 31, 2008 is general and administrative expense of $472,568, as compared with $136,746 for the three-month period ended March 31, 2007. During the nine-month period ended March 31, 2008, the general and administrative expense was $1,189,262, as compared to $401,977 for the nine month period ended March 31, 2007. General and administrative expense represents approximately 46.8% of the total operating expense for the nine-month period ended March 31, 2008 and approximately 15.5% of the total operating expense for the nine-month period ended March 31, 2007. General and administrative expense represents professional, consulting, office and general and other miscellaneous costs incurred during the nine month and three month periods ended March 31, 2008 and March 31, 2007. The Company additionally expensed non-cash expense of $104,193 as stock based compensation (prior period $nil) and $670,750 being consulting expense relating to issue of stock to consultants (prior period $nil) during the nine month period ended March 31, 2008.

(b)	Project Expense

Included in operating expenses for the three-month period ended March 31, 2008 is project expense of $409,490 as compared with $201,097 for the three-month period ended March 31, 2007. During the nine month period ended March 31, 2008, the project expense was $1,165,499 as compared to $2,017,697 during the nine month period ended March 31, 2007. Project expense is the most significant expense and it represents approximately 45.8% of the total operating expense for the nine-month period ended March 31, 2008 and approximately 77.8 % of the total operating expense for the nine-month period ended March 31, 2007. The significant project expense for nine month period ended March 31, 2007 and the nine month period ended March 31, 2008 are explained as follows:

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

The Company entered into an asset purchase agreement with Roger Hall, effective as of February 15, 2008, to acquire a 100% interest in certain mineral claims located in Nye County, Nevada that are owned by Mr. Hall. Upon closing of the Agreement, the Company issued to Mr. Hall 175,000 shares of the Company’s common stock valued at $105,000 and paid him $5,000 as consideration for the mineral claims. Mr. Hall is the Company’s Chief Operating Officer and a member of its Board of Directors.

During the nine months ended March 31, 2008 the Company carried out drill programs on the Como Project, the Nivloc Project and the Pansy Lee Project totaling $610,748.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow and cash in hand for the nine-month period:

	March 31, 2008		March 31, 2007

Cash and cash equivalent		$2,408,069	$2,973,405
Working capital		$2,285,129	$3,794,328
Cash used in operating activities		$(1,349,536)	$(679,428)
Cash provided in investing activities		$1,118,349	$135,918
Cash provided by financing activities	$	Nil	$2,966,140

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

The Shares issued upon conversion of the convertible debentures and the Shares underlying the warrants are subject to a lock-up agreement limiting their re-sale. Up to 25% of the shares may be re-sold when a Registration Statement on Form SB-2 became effective on April 24, 2007 (the “Date of Effectiveness”), 25% may be re-sold six months from the Date of Effectiveness, 25% may be re-sold twelve months from the Date of Effectiveness and 25% may be re-sold eighteen months from the Date of Effectiveness. With respect to Shares issued upon exercise of the warrants, pursuant to the lock-up agreement 50% of the Shares received on exercise of the warrants will be free trading with the remaining 50% to become free trading six months following the exercise of the warrants.

Subsequent Events

Changes to Officers of the Company

The Board of Directors of the Company accepted the resignation of Stafford Kelley as Corporate Secretary of the Company, effective as of March 20, 2008. There were no disagreements between Mr. Kelley and the Company with regards to the Company’s operations, policies or practices. The Board agreed that the options granted to Mr. Kelley would not be cancelled on his departure and remain in effect for the balance of the original term of five years.

On April 2, 2008, the Company appointed Joanne Hughes to the position of Corporate Secretary and Janet Shuttleworth to the position of Treasurer. In connection with their appointments, Ms. Hughes and Ms. Shuttleworth each were awarded 200,000 options to purchase shares of the Company’s common stock at a price of $0.35 per share pursuant to the Company’s stock option plan. These options vest at the rate of 1/12 of the total grant each month until fully vested and have a five year term.

Commitments

On April 4, 2008, the Company entered into a Consultant Agreement with Lumos and Associates to facilitate completing an exploration drilling “Notice of Intent” and plan of operation in compliance with the requirements of the United States Bureau of Land Management. The Company estimates the costs of each Notice of Intent plan to range from $3,000 to $4,000.

Subsequent to the quarter ended March 31, 2008, on April 8, 2008, the Company entered into a Drilling Agreement with W. R. Hansen, Contractor, to perform drilling on various locations in Nevada at a rate of $300 per hour for work to be performed beginning in May of 2008.

Effective April 30, 2008, the Consulting Agreement between the Company and Medallion Capital Corp. was terminated.

The Company entered into a one year renewable contract with Lance Capital Ltd. for consulting and corporate administrative services commencing as of May 1, 2008, at a rate of $12,500 per month.

Effective June 1, 2008, the Company entered into a consulting contract with a geologist expiring December 31, 2008. The contract will be automatically renewed after December 31, 2008, subject to any mutually agreed changes in the hourly fees for services, unless terminated by either party. The Company will compensate at the rate of $200 per day for the first 30 days, $225 per day during days 30 to 90 days and $275 per day during days 90 to December 31, 2008.

Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangement as of March 31, 2008 and March 31, 2007.

Contractual Obligations and Commercial Commitments

The Company has entered into a one year renewable contract with Medallion Capital Corp. for consulting and corporate administrative services commencing as of May 1, 2006, at a rate of $7,500 per month, which increased to $12,500 commencing February 2008. Medallion Capital Corp. was owned and controlled by the Company’s Corporate Secretary who later resigned effective March 20, 2008. During the nine-month period ended March 31, 2008, the Company paid $77,500 to Medallion Capital Corp. The Contract was mutually terminated effective as of April 30, 2008.

On August 21, 2006, the Company entered into an option agreement with Sage Associates, Inc. (“Sage”) to purchase 12 mineral claims in Lyon County, Nevada (the “Sage Option Agreement”). The Sage Option Agreement was subsequently amended and the following description describes the Sage Option Agreement as amended. The mineral claims covered by the Sage Option Agreement, including all claims that may be added during the term of the Agreement are collectively referred to herein as the “Como Claims”. The Company paid $20,000 upon execution of the Sage Option Agreement as an initial payment. In the first year of the Sage Option Agreement the Company staked up to 212 claims adjoining the Como Claims (such claims to become subject to the Sage Option Agreement); commissioned a geophysical review of the property by a designated consultant; commissioned Sage as geological consultants at a rate of $400 per day to assist in establishing drill targets and complete a drill program consisting of 11 reverse calculation drill holes. The Company is required to invest not less than $500,000 to earn a 40% interest in the property. To date, the Company has spent over $428,000 on this property. In order to earn a 100% interest in the property after earning 40%, the Company is required to complete additional programs having an aggregate cost of not less than $500,000. Upon the first to occur of the second anniversary of the Sage Option Agreement or upon completion of programs totaling $1,000,000, Silver Reserve is required to issue to Sage 500,000 shares of its common stock, as fully paid and non assessable shares. In addition, Silver Reserve shall make advance royalty payment in the amount of $10,000 on each anniversary date of this Agreement and continuing after the Option is fully exercised, until Sage has received a total of $100,000 or until a feasibility study recommending the Property be put into production has been completed, which ever shall occur first. All advance royalty payments shall be applied to the reduction of any future royalty payments due under the NSR royalty.

The Company can earn a 40% interest in the Como Claims when it has made the initial payment, made the advance royalty payment due and completed the first $500,000 program requirements under the Sage Option Agreement. The Company can earn a 100% interest in the Como Claims when the Company has completed a total of $1,000,000 program expenditures on the property. Sage shall hold title to the claims optioned in escrow until the Company has earned a 100% interest. When the Company has fulfilled its obligations under the Sage Option Agreement, title to the claims will be transferred to Silver Reserve.

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

Effective as of September 1, 2007, the Company entered into an agreement with Brehnam Trading Corp. (“Brehnam”) for a term of 24 months to provide consulting services on financial matters, business growth and development and general business matters. The Company will pay Brehnam 1,500,000 restricted Shares to be earned in equal installments of 375,000 Shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009. The said 1,500,000 Shares were tendered in one certificate upon execution of the agreement and are deemed to be in Brenham’s possession. Brenham must return any unearned Shares if the agreement is terminated early.

Effective as of September 1, 2007, the Company entered into an agreement with Costa View Inc. (“Costa”) for a term of 24 months to provide consulting services on financial public relations, business promotion, business growth and development, including mergers and acquisitions, and general business matters. The Company will pay Costa 1,500,000 restricted Shares to be earned in equal installments of 375,000 Shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009. The said 1,500,000 Shares were tendered in one certificate upon execution of the agreement and are deemed to be in Costa’s possession. Costa must return any unearned Shares if the agreement is terminated early.

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

On January 14, 2008, the Company entered into a Letter Agreement with Frank and Kelly Jo Eagan (the “Eagans”) of Goldfield, Nevada, to purchase two (2) unpatented mining claims in the Red Mountain Mining District, situated in Esmeralda County, Nevada for a purchase price of $23,000. The Eagans retained access to the property for two years, to enable them to remove any personal property. These two claims are known as “Tattoo Me” and “Tattoo U” and are located inside the boundary of the Silver Queen claim group. These claims includes the former producing Mohawk Mine. As of the date of this Report, the Company does not consider these claims material.

On February 21, 2008, the Company entered into a Drilling Agreement with Hansen Drilling, Inc. to perform drilling on the Pansy Lee Claims site at agreed rates for work to be performed.

On March 12, 2008 the Company entered into an agreement (the “Endeavor Consulting Agreement”) effective as of March 3, 2008, with Endeavor Holdings, Inc. (“Endeavor”) pursuant to which Endeavor was retained to provide general marketing and business consulting services to the Company for a period of 12 months. Under the terms of the Endeavor Consulting Agreement, the Company is required to issue Endeavor 25,000 shares of restricted common stock of the Company each month and pay Endeavor $5,000 each month during the term of the Endeavor Consulting Agreement. Either party may terminate the Endeavor Consulting Agreement upon 30-days’ prior written notice.

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

CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. The Company's management, with the participation of the principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the March 31, 2008. Based on such evaluation, the principal executive officer and principal financial officer of the Company, respectively, have concluded that the Company's disclosure controls and procedures are effective.

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

Currently, the Company has no source of revenue, limited working capital and no commitments to obtain additional financing. The Company will require additional working capital to carry out its exploration programs. The Company has no operating history upon which an evaluation of its future success or failure can be made. The ability to achieve and maintain profitability and positive cash flow is dependent upon:

-	further exploration of our properties and the results of that exploration.

-	raising the capital necessary to conduct this exploration and preserve the Company’s Properties.

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

The Shares issued upon conversion of the convertible debentures and the Shares underlying the warrants are subject to a lock-up agreement limiting their re-sale. Up to 25% of the shares may be re-sold when a Registration Statement on Form SB-2 became effective on April 24, 2007 (the “Date of Effectiveness”), 25% may be re-sold six months from the Date of Effectiveness, 25% may be re-sold twelve months from the Date of Effectiveness and 25% may be re-sold eighteen months from the Date of Effectiveness. With respect to Shares issued upon exercise of the warrants, pursuant to the lock-up agreement 50% of the Shares received on exercise of the warrants will be free trading with the remaining 50% to become free trading six months following the exercise of the warrants.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

 None.

ITEM 5: OTHER INFORMATION:

ITEM 6: EXHIBITS

Exhibits

(a)
10.1  Consulting Services Agreement between the Company and Lance Capital Ltd. dated as of May 1, 2008

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Act of the Sarbanes-Oxley Act 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	In addition, the following reports are incorporated by reference:

Current Report on Form 8-K, “Item 5.02 – Appointment of Certain Officers,” dated February 4, 2008.

Current Report on Form 8-K, “Item 8.01 and 9.01 – Other Events”, dated March 31, 2008.

Current Report on Form 8-K, “Item 8.01 and 9.01 – Other Events”, dated March 31, 2008.

Current Report on Form 8-K, “Item 5.02 – Appointment of Principal Officers,” dated April 4, 2008.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2008	/s/ Joanne Hughes
Joanne Hughes, Corporate Secretary