Form 10KSB
period 2008-06-30
Silver Reserve Corp.
filed 2008-09-26
CIK 1383859

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year June 30, 2008, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

000-52641
Commission File Number

SILVER RESERVE CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0492752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1226 White Oaks Blvd., Suite 10A Oakville, Ontario L6H 2B9
(Address of Principal Executive Offices) (Zip Code)

905-845-1073

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The issuer had no revenue during the year ended June 30, 2008.

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of June 30, 2008 was approximately $ 20,462,255based upon a share valuation of $0.51 per share. This share valuation is based upon the 10-day trailing average price of the Company’s shares as of August 29, 2008. For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer.

As of June 30, 2008, 43,785,569 shares of the issuer’s Common Stock were outstanding. No other classes of stock have been issued by the issuer.

Transitional Small Business Disclosure Yes ☐ No ☒

TABLE OF CONTENTS

Part I

PART I

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about our explorations, development, efforts to raise capital, expected financial performance and other aspects of our business identified in this Annual Report, as well as other reports that we file from time to time with the Securities and Exchange Commission.  Any statements about our business, financial results, financial condition and operations contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “projects,” or similar expressions are intended to identify forward-looking statements.  Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in the section entitled, RISK FACTORS and elsewhere in this report.  We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future.

Item 1.   Description of Business.

Our name is Silver Reserve Corp. and we sometimes refer to ourselves in this annual report as “Silver Reserve”, the “Company”, or as “we,” “our,” or “us.” We are an exploration stage mining company. Our objective is to explore and, if warranted, develop our precious and base metal mineral claims located in Esmeralda County; Mineral County; Lyon County, Nye County, Elko County and Humboldt County, all in Nevada, as more fully described herein. In addition to our mineral claims, we own a milling facility, buildings and relating milling equipment located near Mina, Nevada. The Company continues to look for opportunities to locate and develop other mineral deposits of materials in high demand or anticipated high demand. We believe that the federal governments of Canada and the United States will embark on major infrastructure expenditures in the next ten years, creating a demand for cement that exceeds the current sources of supply. Cement is made from limestone and we believe acquisitions in this area have significant potential. Consequently, we are pursuing potential investment in this area as further described in this report.

We were incorporated in the State of Delaware on June 3, 1999. Our head office is at 1135 Terminal Way, Suite 207B, Reno, Nevada 89502 and our administration office is also at this address with a branch office at 1226 White Oaks Blvd. Suite 10A, Oakville, Ontario Canada L6H 2B9. Our toll free telephone number is 866-448-1073 and our toll free fax number is 866-786-6415.

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

Currently, the Company has no source of revenue, and no commitments to obtain additional financing. The Company will require additional working capital to carry out on going exploration programs. The Company has no operating history upon which an evaluation of its future success or failure can be made. The ability to achieve and maintain profitability and positive cash flow is dependent upon:

-	further exploration of our mineral properties and the results of that exploration.

-	raising the capital necessary to conduct this exploration and preserve the Company’s mineral properties.

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

All but one of the directors are officers or directors of other companies in similar exploration businesses. Such business activities may be considered a conflict of interest because these individuals must continually make decisions on how much of their time they will allocate to the Company as against their other business projects, which may be competitive. Also, the Company has no key man life insurance policy on any of its senior management or directors. The loss of one or more of these officers or directors could adversely affect the ability of the Company to carry on business.

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

Item 2. Description of Property

Property Location and Description

The following is a map highlighting the counties in the State of Nevada where the properties are located:

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

NAME	NMC No.

PANSY LEE No.1	879333
PANSY LEE No.3	879334
PANSY LEE No.5	879335
PANSY LEE 2	859406
PANSY LEE 4	859407
PANSY LEE 6	859408
PANSY LEE 7-30	859409-432

The Pansy Lee claims are accessible by road from Winnemucca, Nevada. A graded dirt road runs northwesterly for a distance of 12 miles to the property which lies at elevations ranging from 4600 feet to 5200 feet.

A substantial amount of underground work has been done on the Pansy Lee Claims, as much as 910 feet below surface with over 6000 feet of horizontal tunneling on several levels. A mine was operated at the Pansy Lee claim site from 1937 to 1942. Further production occurred in 1964 and 1974. Work was undertaken again in 1981 and 1982. Much of our information about the Pansy Lee Claim Group was obtained from publicly available reports and articles concerning prior exploration of the site by other parties. A report by Hendrickson and Cazat, prepared in 1982, reported 151,300 tons of proven and possible ore with an average grade of 17.46 oz per ton silver and .218 oz per ton gold. This information is publicly available and may not be reliable. Hendrickson updated the report in 1986, reducing estimated mineable mineral material to 73,000 tons with average grades of 0.218 ounces gold and 17.48 silver per ton for recoverable ounces of 14,480 gold and 1,159,700 silver.

The Company plans to carry out research and work to obtain its own data. Three core holes were drilled and completed to depths of 800 feet on angle below the existing workings. It appears the ‘Swede’ vein was encountered in all three holes. The core has been logged and cutting is complete on Hole #1 and select portions of Hole #2 and #3 will be cut and sent for assay

Milling Facility

On August 1, 2006 the Company entered into an agreement with International Energy Resources, Inc. to purchase a mill building and related milling equipment located on 28 mill site claims at Mina in Mineral County, Nevada. The mill building is a corrugated steel structure. The assets were conveyed in exchange for 6,975,000 common shares of the Company pursuant to a Property Purchase Agreement with International Energy Resources, Inc. (the “International Energy Resources Purchase Agreement”).

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

The 28 Mill Site claims are listed below:

NAME	NMC No.

IERI 3	NMC – 417400
IERI 4	NMC – 417401
IERI 5	NMC – 417402
IERI 6	NMC – 417403
IERI 9	NMC – 417406
IERI 10	NMC – 417407
IERI 13	NMC – 923205
IERI 14	NMC – 923206
IERI 15	NMC – 923207
IERI 16	NMC – 923208
IERI 17	NMC – 923209
IERI 18	NMC – 923210
IERI 19	NMC – 923211
IERI 20	NMC – 923212
IERI 21	NMC – 923213
IERI 22	NMC – 923214
IERI 23	NMC – 923215
IERI 24	NMC – 923216
IERI 25	NMC – 923217
IERI 26	NMC – 923218
IERI 27	NMC – 923219
IERI 28	NMC – 923220
IERI 29	NMC – 923221
IERI 30	NMC – 923222
IERI 31	NMC – 923223
IERI 32	NMC – 923224
IERI 33	NMC – 923225
IERI 34	NMC - 923226

On August 1, 2006 the Company entered into a property purchase agreement (the “Mojave Silver Property Purchase Agreement”) with the Mojave Silver Company, Inc. (the “Mojave Silver Property”) to acquire a 100% interest in claims located in Esmeralda County and Mineral County, Nevada (as further described below) and known as the Klondyke Claim Group, Dyer Claim Group, Montezuma Claim Group, Nivloc Claim Group (now identified as NL Extension Claim Group), Sylvania Claim Group, Santa Fe Claim Group, Silver Queen Claim Group, Blue Dick Claim Group, Weepah Hills Claim Groups, Kope Sheelite Group, Quailey Patented Claims and Quailey Unpatented Claims (collectively the “Mojave Claims”). The Mojave Claims were conveyed in exchange for 3,540,600 shares of the Company’s common stock.

On August 15, 2006 Mojave Silver Company Inc. assigned the Mojave Silver Property Purchase Agreement to the shareholders of Mojave Silver Company with the consent of Silver Reserve. Since the purchase, the Company has added claims to some of the groups and abandoned claims in other groups. The claim descriptions set out below represent the current holdings of the Company.

The Klondyke Claim Group

The Klondyke Claim Group, consists of 63 mineral claims (KD 1-63) located in Esmeralda County, Nevada. Following the purchase we staked an additional 103 claims contiguous to the purchased group. The claim names and numbers are listed below.

NAME	NMC No.

KD 1-63 KD64-83 KD 87 KD 91-139 KD 141-173	867448 -867510 936118-936137 963141 964624-964672 964673-964705

PATENTED CLAIMS – LEASED

President	APN #000-005-75
Annex	APN #000-005-79

The Klondyke Claim Group is accessible by road from Tonopah, Nevada. The property lies at elevations ranging from 5,400 feet to 5,908 feet.

The Klondyke district, which was discovered in 1899, lies about 10 miles south of Tonopah, Nevada. Most of the deposits in the area occur in limestone on veins carrying both silver and gold. Production up to 1960 was 2,758 tons, according to public records. The claim area hosts numerous prospects and mine shafts. The property geology was mapped at a scale of 1:12000 in 2007 and 5 separate sample grids were laid out and sampled to cover what appeared to anomalous zones outlined during the mapping program. A limited drill program has been proposed but not submitted to the BLM to follow up surface and geologic anomalies.

Silver Queen Claim Group

The Silver Queen Claim Group consists of 147 mineral claims located in Esmeralda County, Nevada, approximately nine miles west of Silver Peak, Nevada on Highway 47. The claims are listed below:

NAME	NMC No.

SQ 1 SQ 2-5 SQ 6 – 87 SQ 88-142 SQ 143-145 Tattoo Me Tattoo U	870453 969847-969850 870454-870535 966963-967017 969851-969853 737072 737071

The Silver Queen claims are accessible from the town of Silver Peak, Nevada. The claims lie at elevations ranging from 7,800 feet to 9,012 feet and are located in the Red Mountain District. The Silver Queen Claim Group covers a northerly-trending group of silver deposits that include the Silver Queen and Mohawk mines. The deposits located in the Red Mountain district were first discovered in 1907. In 1920 a producing mine was constructed and production continued through the late 1950’s. Based upon publicly available records, the ore produced from this mine averaged 20-25 ounces of silver per ton.

Subsequent to the period covered by this report a limited drill program was completed on a new surface anomalies noted during grid sampling. Four reverse circulation holes were drilled to depth of 400 to 500 feet vertically. Further surface sampling indicates that the anomaly is much larger than initially indicated and further drilling to the west is warranted. Three reverse circulation drill holes were completed on the Mohawk vein target with 2 holes, MRO1 and 3,.intercepting the vein itself, MRO2 was lost in a 40 foot void which was not on the underground workings maps we have in hand. Two core holes we drilled with MOC 1 encountering and going through the vein system. MOC2 was lost in broken material about 175 above the vein intercept. All the reverse circulation drill holes are in the assay lab and the one core hole vein intercept is also in the assay lab.

Silver Reserve has obtained from public records a 1982 report on the Mohawk Mine, located within the Company’s Silver Queen Project, that was prepared for a prior owner of the property. Silver Reserve has not confirmed any of the findings in the report and cannot comment of the qualifications of its authors. The report states that 52,167 tons of probably and possible mineralized material grading an average of 13.4 ounces per ton of silver (699,000 ounces silver) remains unmined in the mine workings. The report estimates extraction, after mining losses, totaling 40,071 tons of probably and possible mineralized material grading 13.3 ounces per ton silver (532,900 ounces silver). In the opinion of the authors of the report, there is great potential for finding additional tons of mineralized material. Four major exploration targets with good potential within the claim group and separate from the Mohawk vein occurrence are documented in the report. These targets, combined, have over 4,000 feet of vein strike length open to exploration and could contain several major ore bodies, according to the report.

Dyer Claim Group

The Dyer Claim Group consists of 19 mineral claims located in Esmeralda County, Nevada, approximately 5 miles east of the town of Dyer, Nevada on Highway 3A. The claim names and numbers are listed below:

NAME	NMC No.

DR 1- 15 DR 39-42	871090-821104 871128-871131

The Dyer group of claims are accessible from the town of Dyer, Esmeralda County. The property lies at elevations ranging from 4,800 feet to 5,600 feet. The Dyer district consists of several prospects and a few small mines. The deposits consist of black copper-silver sulfide in quartz veins in crushed and altered limestone. Surface oxidation has led to the formation of copper carbonate, iron oxide and silver chloride.

Sylvania Claim Group

The Sylvania Claim Group consists of 2 mineral claims located in Esmeralda County, Nevada. The claim names and numbers are listed below:

NAME	NMC No.

SY 5-6	871136 and 871137

The Sylvania claims are accessible from the town of Lida, Nevada. The property lies at elevations ranging from 7,320 feet to 7,800 feet.

The Sylvania District consists of a number of prospects, the Sylvania Mine and three small open pit mines. Production has occurred in the past and a steel head frame in good condition remains on the property. Based upon publicly available records, the deposits occur in a mile-wide northwest-trending belt or zone. Based upon publicly available records, the deposits are mainly silver-lead but some gold and tungsten also occurs. Most of the silver-lead deposits are veins in limestone. The Company held a larger group of claims at this location but felt that further work was not warranted and allowed all but two claims covering the old workings to lapse.

Montezuma Claim Group

The Montezuma Claim Group consists of 19 mineral claims located in Esmeralda County, Nevada approximately 5.5 miles west of the town of Goldfield, Nevada on Highway 95. The claim names and numbers are listed below.

NAME MR 1 - 19	NMC No. 871176 - 871194

The Montezuma claims are accessible from the town of Goldfield, Nevada. The property lies at elevations ranging from 6400 feet to 6895 feet. The Montezuma District consists of a number of prospects, some shafts and tunnels and one small mine. Based upon publicly available records, the district is predominantly a silver-lead district although small amounts of copper, gold and bismuth were found in some of the producers. The deposits consist of quartz veins in limestone and shale and also replacements in limestone. Mapping done in the spring of 2008 indicates the property lies on the southern edge of a caldera, warranting further exploration work. A “caldera” is cauldron-like volcanic feature formed by the collapse of land following a volcanic eruption. Some calderas are known to support rich mineralogy.

NL Extension Projects Claim Group

The NL Extension Projects Claim Group consists of 18 mineral claims located in Esmeralda County, Nevada approximately 6 miles southwest of Silver Peak, Nevada on Highway 47. The claim names an numbers are listed below.

NAME	NMC No.

NL 1-15 NL 16-18	867511-867525 964719-964721

The NL Extension Projects claims are accessible from the town of Silver Peak, Nevada. Elevations on the property range from 5900 feet to 6400 feet. The NL Extension Projects claims lie on the eastern flank of Red Mountain and, with the Sixteen-to-One and Mohawk deposits, form a mineralized zone which trends northwesterly. The veins trend northeasterly across the zone. The Nivloc Mine operated from 1937 to 1943 with ore grading 0.05 ounces of gold and 11.0 ounces of silver per ton, according to public records. The Nivloc Mine is adjacent but not within the claim group held by the Company. Five reverse circulation angle holes and two follow up core angle holes have been completed on the property. Reverse circulation holes 3 and 5 intercepted ore grade silver values. The core holes have been logged but not yet cut and sent for assay.

Blue Dick Claim Group

The Blue Dick Claim Group consists of 32 mineral claims located in Esmeralda County, Nevada, approximately 2.5 miles west of the town of Lida, Nevada on Highway 3. The claims names and numbers are listed below.

NAME	NMC No.

BD 1-26 BD 30-32 BD 37-39	868274-868299 964709-964711 964716-964718

The Blue Dick claims are accessible from the town of Lida, Nevada. The claims lie at elevations ranging from 6920 feet 8440 feet. The Blue Dick claims are located in the SE part of the Palmetto District. Production occurred prior to 1960 and the deposits contained silver, gold and lead and occur in veins, according to public records. Most of these veins trend west or northwest. The claim area contains numerous prospects, adits, shafts and two small open pit mines. The Blue Dick Mine, which has two shafts and two adits have no available data. Geologic mapping and grid sampling of the property was completed in 2007 and five drill targets were developed and will be drilled at a later date.

Weepah Hills Claim Group

The Weepah Hills claims are located in Esmeralda County, Nevada, approximately 15.5 miles southwest of Tonopah, Nevada on Highway 95. After the initial examination of this claim group, the Company decided further work was not warranted and all but one claim covering the old workings were allowed to lapse. The claim name and number is listed below.

NAME	NMC No.

WH 20	868320

There are mine workings and a large head frame on the claim which was operated in the early 1960’s, according to public records. A “head frame” is a mechanism for hoisting things out of a mine shaft.

Kope Scheelite Claims Group

The Kope Scheelite Claims Group consists of 44 mineral claims located in Mineral County, Nevada, approximately 2 miles east of Luning. Nevada. The claim names and numbers are listed below:

NAME	NMC No.

CP 13-44 CP 45-56	871213-871244 964722-964733

The Kope Scheelite claims are accessible from Tonopah, Nevada. The elevations on the claim area range from 6800 feet to 7000 feet. The Kope Scheelite claims are located on the southernmost part of the Gabbs Valley Range. The workings on the property consist of two shafts, one about 100 feet deep with a connected short adit and the other shaft of unknown depth.

Geologic mapping completed in 2007 indicates strong NW/SE bearing mineralized trends running across the property. Grid sampling is planned to identify potential drill targets.

Santa Fe Claim Group

The Santa Fe Claim Group consists of 27 claims located in Mineral County, Nevada, approximately one mile north of Luning, Nevada. The claims name and numbers are listed below:

NAME	NMC No.

SF 1-27	868203-868229

The Santa Fe claims are accessible from the town of Luning, Nevada. The Santa Fe district is located in the Gabbs Valley Range northeast of Luning. The Santa Fe property was first located in 1879 and has produced silver and lead, according to public records. Workings consist of a 300 ft incline and several hundred feet of tunnels on different levels. Significant silver and gold values have been obtained from sampling on the vein systems warranting further exploration. The property was mapped in late 2007 and a follow up grid sampling program will be developed to define drill targets.

The Quailey Mine Claim Group

The Quailey Mine Claim Group consists of 35 lobe claims and 9 patented claims (for a total of 44 claims) located in Mineral County, Nevada approximately 16 miles southeast of Hawthorne, Nevada on the northwest side of Excelsior Mountains. The Company purchased 15 staked claims and 9 patented claims. Following the closing of the purchase the Company staked an additional 20 claims contiguous to the staked claims purchased. The claim names and numbers are listed below:

STAKED CLAIMS

NAME	NMC No.

Q1 –15 Q16 – 35	916094-916108 935436-935455

	PATENTED CLAIMS

NAME	ACRES	APM No.

NEVADA	20.66	009-200-11
SAN JUAN	10.33	009-200-05
ROOSEVELT	20.66	009-200-12
GREAT EASTERN	20.66	009-200-12
BONANZA	20.66	009-200-10
RED BANK	20.66	009-200-10
CALUMET	20.66	009-200-12
CENTRAL	20.66	009-200-10
BUTTE	20.66	009-200-10

In the past the Federal government permitted private parties to obtain title to a claim known as a “patent claim” if certain conditions were met. Patents for claims are no longer issued. Staked claims are created by physically inserting a stake in the ground at each corner of the claim and filing the location of the claim as so demarcated with a government BLM recording office.

The Quailey Mine claims are accessible from the city of Hawthorne, Nevada. A number of dirt roads provide accesses to the main workings of the former mine. Most of the information for the Quailey Mine Project was obtained from a 1975 report by J. McLaren Forbes. The early work on the property was done in 1882 when copper ores with silver and gold values were mined and smelted on the property. Later, between 1907 and 1914, Excelsior Enterprises Inc. was active on the property. Just prior to this activity, a number of the claims were surveyed and patented. During the period 1975-76 the mine was rehabilitated. This work was done by Ladd Enterprises Inc, of Reno, Nevada. This property appears to be a skarn type deposit. A “skarn” is a metamorphic zone developed in the contact area around igneous rock intrusions when carbonate sedimentary rocks are invaded by and replaced with chemical elements that original from the igneous rock mass nearby. Many skarns also include ore minerals.

Medicine Claim Group

On May 1, 2008 the Company entered into an Option Agreement with Nevada Eagle Resources LLC and Steve Sutherland to acquire 100% interest in 25 unpatented mineral claims known as the “Medicine Claim Group.” On execution of the agreement, the Company paid $10,000 and is required to make the following payments to exercise the option:

On the 1st anniversary of closing	$15,000
On the 2nd anniversary of closing	$30,000
On the 3rd anniversary of closing	$60,000 and
On the 4th thru 10th anniversaries of closing	$80,000 on each anniversary date.

On payment of all of the above payments, the Option shall be fully exercised and Silver Reserve shall own 100% of the Property.

The Optionor shall, at their option, have the right to accept part of all of the cash payments due under this Agreement in common stock of Silver Reserve Corp., at a price of 10% below the 10 day average closing price, which the shares trade prior to the payment date.

The Optionor shall be entitled to a 3% Net Smelter Return (“NSR”) royalty on the Property in the event that claims enter into production.

Each of the Option payments shall be applied as advance royalty payments. Beginning on the 11th anniversary date of this option agreement, an annual advance royalty of $80,000 is due and payable. All advance royalty payments shall be applied to the reduction of any future royalty payments due under the NSR royalty. While in production (if production occurs), the Company must annually pay the greater of the NSR royalty or $80,000. The NSR royalty also applies to the 124 contiguous claims staked by the Company.

The Medicine Claim Group consists of 25 unpatented claims and the company has staked an additional 124 contiguous claims located in Elko County, Nevada, covering the extension of the mineralized zone not covered by previous operation.

NAME	NMC No.

M 1-124 Medicine 9-14 Medicine 37-46 Medicine 63-67 Medicine 125 – 126 Peru 1 - 2	987285-987408 979237-979242 979243-979252 979253-979257 979258-979259 781252-781253

The mineralized zone appears to continue to the north and south as well as to depth offering potential for substantial expansion of the drill indicated mineralization. As mineralization comes to the surface, there is potential for open pit mining. We are currently carrying out a drilling program, to determine the extent of the mineralization zone.

A technical report prepared by Edward P. Jucevic PE for a prior operator of the Medicine Claim Group and dated March 9, 2001, stated the following:

"The Medicine property contains a drill-indicated resource defined by approximately 70 drill holes. The resource estimate was calculated by previous workers at US Mineral Exploration and includes 350,000 tons grading 2.3 ounces per ton silver. The resource covers an area roughly 200 feet wide and 600 feet long. Average depth of drilling has only followed the zone down to ± 100 feet. Wide spaced drilling outside of the area of the resource has encountered significant values of lead, zinc and silver metals.

Mineralization consists of barite-silver-lead-zinc along high angle structures and within bleached and sanded limestone. Although lead and zinc values were only assayed for part of the holes, barite, lead and silver appear to correlate well. Zinc values are often associated with the other metals, but are also zones stratagraphically beneath the silver-lead zone. The zinc zone can be as thick as 50 feet and average +5%. Zinc values to 11.5% have been obtained from ten-foot intervals in drilling. Lead values average 3% over 10 to 40 foot thick zones. Lead values to 8% have been obtained from 10 foot intervals in drilling. Barite averages 12% throughout the mineralized zones but can attain 35% in individual intervals. Silver averages 2.3 ounces per ton with individual five foot assays carrying up to 26 ounces per ton."

A Phase one drill program of 15 holes has been completed to test the extension of the expansion of the drill indicated resource and results will be announced as available.

Gold Point Claim Group

On February 15, 2008, the Company entered into an agreement with Roger Hall, an officer and director of the Company, to acquire 15 mineral claims referred to as the Gold Point Claim Group in consideration of the sum of $5,000 dollars payable in cash and 175,000 common shares in the capital of the Company.

The Gold Point Claim Group consists of 15 mineral claims located in Nye County in the Gold Point District, about 10 miles north east of Current, Nevada.

NAME	NMC No.

GP 1-14	975797-975810

Mineralization from 0.5 to 10 ppm gold was noted in shaley rocks adjacent to substantial jasperoids on the property. The “jasperoids” found in Nevada are hard, dense purple-black rocks with considerable content of pyrite.

Option to Purchase Mineral Claims from Sage Associates as Amended

On August 21, 2006, the Company entered into an option agreement with Sage Associates, Inc. (“Sage”) to purchase 12 mineral claims in Lyon County, Nevada (the “Sage Option Agreement”). The mineral claims covered by the Sage Option Agreement, including all claims that may be added during the term of the Agreement are collectively referred to herein as the “Como Claims”. The Company paid $20,000 upon execution of the Sage Option Agreement as an initial payment. In the first year of the Sage Option Agreement the Company staked up 250 claims adjoining the Como Claims which claims became subject to the Sage Option Agreement.

Subsequent to the period covered by this report, the Company terminated the Sage Option Agreement and entered into a new agreement with Sage wherein the Company retained the claims described below subject to a 1% net smelter return royalty (an “NSR”). NSRs are calculated according to gross revenue beginning after commercial production commences, if ever. For purposes of determining gross revenue, the following items are included: revenue received by Silver Reserve from arm’s length purchasers of all mineral products produced from the property, the fair market value of all products sold by Silver Reserve in such period to persons not dealing with Silver Reserve at arms length, and Silver Reserve’s share of the proceeds of insurance on products minus “permissible deductions.” Permissible deductions include: sales charges levied by any sales agent on the sale of products, transportation costs for products, all costs, expenses and charges of any nature whatsoever which are either paid or incurred by Silver Reserve in connection with the refinement and beneficiation of products after leaving the property; and all insurance costs and taxes.

Como Claim Group

NAME	NMC No.

CO 65	935159
CO 79 – 80	935169 – 935170
CO 97 – 98	935184 – 935185
CO 145 – 161	935227 – 935243
CO 163 – 179	935245 - 935261
CO 181 – 197	935263 - 935279
CO 199 – 215	935281 - 935297
CO 217 – 231	935299 - 935313

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

Eleven reverse circulation holes were drilled in October of 2007 and encountered thick intercepts of sub-economic gold values.

New surface sampling data, on the claims covered by the new agreement with Sage, indicates significant gold mineralization on the claims retained. The Company plans grid sampling over the area where the mineralization was encountered in an effort to develop new drill targets.

Nevada Refinery Purchase Agreement

On August 1, 2006 the Company purchased a 100% interest in refinery equipment from Nevada Refinery Inc. in exchange for 88,500 shares of common stock of the Company. The Company intends to install this equipment in its mill building located near Mina, Nevada. The refinery equipment will be used to refine Dore bars or smelt concentrate produced from the milling process.

Further Exploration

The Company has sufficient capital to meet its operating requirements over the next year, and to continue developing its Projects. The results of specific exploration programs will be released as they become available.

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

Government Requirements for Maintenance of Claims

A claim holder is required to pay an annual fee of $125.00 per claim to the Bureau of Land Management on or before August 31 of each year. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

Government Permitting

The Federal Bureau of Land Management (the “BLM”) and the Nevada Bureau of Mining and Geology issue permits required for exploration and mining in the State of Nevada. The Company is required to post bonds with the BLM to cover reclamation cost related to the work carried out on any claim group.

Item 3.   Legal Proceedings.

There is no legal proceeding pending or, to the best of our knowledge, threatened against the Company.

Item 4.  Submission of Matters to Vote of Security Holders.

None.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

As of August 31, 2008, there are 50,875,569 shares of common stock of the Company (a “Share” or “Shares”) outstanding, held by 597 shareholders of record.

Private Placements for the Fiscal Year ended June 30, 2006

On May 8, 2006, the Company completed a private placement of common shares at $0.10 per share from each of the Directors for the number of shares set out opposite their names below:

Todd D. Montgomery	250,000 shares
Joseph Montgomery	100,000 shares
Randal Ludwar	100,000 shares
Brent Walter	100,000 shares
Mason Douglas	100,000 shares

The foregoing private placement was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to an exemption afforded by Regulation S promulgated thereunder (“Regulation S”). Each of the foregoing investors is a non-“U.S. Person” as that term is defined in Rule 902 of Regulation S.

On June 5, 2006 the Company completed a private placement of 1,200,000 Shares at a price of $0.25 per Share to an accredited investor who is a non “U.S. Person” as that term is defined by Rule 902 of Regulation S. The foregoing private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.

The Company registered the re-sale of the shares listed above in a Registration Statement on Form SB-2 that became effective on April 24, 2007.

Once registered the Shares were to be subject to a Lock Up Agreement providing that up to 25% of the Shares may be re-sold when the registration statement became effective, 25% may be re-sold six months from the date of effectiveness, 25% may be re-sold twelve months from the date of effectiveness and 25% may be re-sold eighteen months from the date of effectiveness. Each Subscriber was issued four certificates for the shares subscribed for and three of those certificates were legended to reflect the forgoing restrictions on re-sale.

The Company issued Convertible Debentures in the amounts and on the dates set out below.

Issue Date	Amount

6/5/2006	$875,000.00

6/27/2006	$145,862.50

Each Convertible Debenture had a term maturing on December 31, 2007 and bears interest at the rate of 2% per annum. Interest was payable on conversion or maturity and may be payable by delivery of cash or Shares (as defined below). The Convertible Debentures rank equal with each other.

The Convertible Debentures are convertible into “Units” where each Unit consists of one Share and Share purchase warrant (a “warrant”) at the rate of one Unit for each $0.50 of principal under the Convertible Debenture at the time of conversion. The Company reserved the right to pay interest in cash or Shares at its option. Each warrant entitled the holder thereof to purchase one Share at $0.75 per Share for a term of 12 months following issuance of the warrant. The Convertible Debentures were convertible at any time before maturity of the Convertible Debentures.

On conversion of the Convertible Debentures the Shares issued are subject to a Lock Up Agreement providing that up to 25% of the Shares may be re-sold when the registration statement became effective, 25% may be re-sold six months from the date of effectiveness, 25% may be re-sold twelve months from the date of effectiveness and 25% may be re-sold eighteen months from the date of effectiveness. Each subscriber is to be issued four certificates for the Shares received on conversion and three of those certificates will be legended to reflect the forgoing restrictions on re-sale. With respect to Shares issued upon exercise of the warrants (assuming a current prospectus covering the issuance of the underlying Shares is in place when the warrant is exercised), 50% of the Shares received on exercise of the warrants will be free trading with the remaining 50% will become free trading six months following the exercise of the warrants. The shares issued upon exercise of the warrants will be legended accordingly.

The Company registered the resale of the Shares and the Shares to be issued upon exercise of the warrants issued upon conversion of the Convertible Debentures in a registration statement on Form SB-2 that was made effective by the SEC on April 24, 2007.

The foregoing private placement of Convertible Debentures was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S. Each of the investors who participated in the foregoing private placement was a non-“U.S. Person” as that term is defined in Rule 902 of Regulation S.

Private Placements of Securities for the Year Ended June 30, 2007

The Company completed private placements of Shares at $0.25 per share from accredited investors for the number of shares and on the dates set out below.

Shares	Date Issued

1,000,000	July 4, 2006
1,200,000	July 10, 2006
914,888	July 26, 2006
280,851	August 3, 2006

The Company registered the resale of the shares listed above in a registration statement on Form SB-2 which was made effective by the SEC on April 24, 2007.

Once registered the Shares were subject to a Lock Up Agreement providing that up to 25% of the Shares may be re-sold when the registration statement became effective, 25% may be re-sold six months from the date of effectiveness, 25% may be re-sold twelve months from the date of effectiveness and 25% may be re-sold eighteen months from the date of effectiveness. Each Subscriber was issued four certificates for the shares subscribed for and three of those certificates were legended to reflect the forgoing restrictions on re-sale.

The foregoing private placements were exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S. Each of the investors that participated in the foregoing private placement was a non “U.S. Person” as that term is defined in Rule 902 of Regulation S.

The Company issued Convertible Debentures in the amounts and on the dates set out below.

Issue Date	Amount
7/4/2006	$729,137.50
7/26/2006	$671,280.00
7/10/2006	$875,000.00
8/2/2006	$204,787.25

Each Convertible Debenture had a term maturing on December 31, 2007 and bears interest at the rate of 2% per annum. Interest is payable on conversion or maturity and may be payable by delivery of cash or Shares (as defined below). The Convertible Debentures rank equal with each other.

The Convertible Debentures are convertible into “Units” where each Unit consists of one Share and Share purchase warrant (a “warrant”) at the rate of one Unit for each $0.50 of principal under the Convertible Debenture at the time of conversion. The Company reserved the right to pay interest in cash or Shares at its option. Each warrant entitles the holder to purchase one Share at $0.75 per Share for a term of 12 months following issuance of the warrant. The Convertible Debentures are convertible at any time before maturity of the Convertible Debentures.

The Company registered the shares and the shares to be issued upon exercise of the warrants issuable upon conversion of the Convertible Debentures on a registration statement on Form SB-2 that was made effective on April 24, 2007.

On conversion of the Convertible Debentures the Shares issued on conversion of the Debenture were subject to a Lock Up Agreement providing that up to 25% of the Shares may be re-sold when the registration statement became effective, 25% may be re-sold six months from the date of effectiveness, 25% may be re-sold twelve months from the date of effectiveness and 25% may be re-sold eighteen months from the date of effectiveness. Each subscriber will be issued four certificates for the Shares received on conversion and three of those certificates will be legended to reflect the forgoing restrictions on re-sale. With respect to Shares issued upon exercise of the Warrants (assuming a current prospectus covering the issuance of the underlying Shares is in place when the Warrant is exercised), 50% of the Shares received on exercise of the Warrants will be free trading with the remaining 50% to become free trading six months following the exercise of the Warrants. The shares issued upon exercise of the Warrants will be legended accordingly.

The foregoing private placement of Convertible Debentures was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S. Each of the investors in the foregoing private placement is a non “U.S. Person” as that term is defined in Rule 902 of Regulation S.

The Convertible Debentures listed above were converted into shares and warrants between October 3, 2007 and November 5, 2007. The interest was paid in common shares of the Company. This resulted in the issuance of the following Shares and warrants on the dates set out below.

Conversion Date	Shares	Shares Issued for Interest	Shares Issued for Warrants

Oct 8/07	446,812	10,967	446,812

Oct 9/07	1,935,394	52,663	1,935,394

Oct 10/07	300,000	7,397	300,000

Oct 12/07	446,812	11,067	446,812

Oct 16/07	2,159,574	55,673	2,159,574

Oct 25/07	127,604	3,460	127,604

Oct 30/07	127,663	3,498	127,663

Nov 5/07	1,458,275	39,871	1,458,275

The interest shares were issued as “restricted shares,” as that term is defined under Rule 144 of the Securities Act.

Subsequent Events

Subsequent to the period covered by this report, as of August 22, 2008, the Company completed private placements of “Units” at $0.50 per Unit from accredited investors for 7,040,000 Units. Each Unit consists of one Share and one half Share purchase warrant (a “warrant”). Each full warrant entitles the holder to purchase one Share at $0.75 on or before September 1, 2010. The private placement was conducted entirely outside the United States and was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S. All of the investors were non-U.S. Persons. The Company paid a commission of $147,000 and issued 294,000 broker warrants to purchase Units at $0.50 per Unit in connection with the private placement. The Units have the same terms as those sold to investors.

Date	$'s	Shares	Warrants

Jul 7/08	$250,000	500,000	250,000

Jul 8/08	$500,000	1,000,000	500,000

Jul 6/08	$50,000	100,000	50,000

Jul 21/08	$100,000	200,000	100,000

Jul 24/08	$20,000	40,000	20,000

Jul 29/08	$100,000	200,000	100,000

Aug 1/08	$200,000	400,000	200,000

Aug 5/08	$350,000	700,000	350,000

Aug 13/08	$500,000	1,000,000	500,000

Aug 14/08	$200,000	400,000	200,000

Aug 15/08	$1,000,000	2,000,000	1,000,000

Aug 22/08	$250,000	500,000	250,000

	$3,520,000	7,040,000	3,520,000

Other Sales or Issuances of Unregistered Securities

Year ended June 30, 2007

Broker Purchase Warrants to purchase Convertible Debentures

Date Issued	Expiration Date	Exercise Price

July 6, 2006	December 31, 2007	$175,000
July 26, 2006	December 31, 2007	67,128
August 2, 2006	December 31, 2007	107,979
		$350,107

* The expiry dates of all the above broker warrants were extended to December 31, 2009

Subsequent Events

Subsequent to the period covered by this report the Company issued the following Broker Warrants to purchase “Units” where each Unit consists of one Share and one half a Share purchase warrant (a “warrant”). Each full warrant entitles the holder to purchase one common share at $0.75 on or before September 1, 2010.

Issued	Expiration Date	Units	Amount

August 15, 2008	September 1, 2010	245,000	$122,500.00

August 13, 2008	September 1, 2010	49,000	$24,500.00

Subsequent to the Company’s year ended June 30, 2008 the Company issued 25,000 common shares to Endeavor Holdings on each of July 1, August 1 and September 1 of 2008 in accordance with the terms of the contract that became effective March 3rd, 2008.

Our common stock is traded on the Over the Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol “SLVV.” The Over the Counter Bulletin Board does not have any quantitative or qualitative standards such as those required for companies listed on the Nasdaq Small Cap Market or National Market System. Our high and low sales prices of our common stock during the fiscal year ended June 30, 2008 is as follows:

Quarter ended	High	Low

September 30, 2007	$0.75	$0.10

December 31, 2007	$0.88	$0.61

March 31, 2008	$0.61	$0.32

June 30, 2008	$0.65	$0.24

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

The following table summarizes the options outstanding as at June 30:

	Option Price	Weighted average remaining contractual life	Weighted average remaining contractual life	Number of shares
Expiry Date	Per Share	2008	2007	2008	2007
April 9, 2012	0.50	3.75	4.75	1,850,000	1,850,000
April 16, 2012	0.50	3.75	4.75	50,000	50,000
May 16, 2012	0.50		4.83	-	10,000
Jan 23, 2013	0.60	4.58		50,000	-
April 1, 2013	0.35	4.75		400,000	-
June 22, 2013	0.52	4.95		250,000	-
Options outstanding at end of year				2,600,000	1,910,000
Weighted average exercise price at end of year				0.49	0.50
Weighted average remaining contractual life		4.03	4.75

	Number of Shares
	2008	2007

Outstanding, beginning of year	1,910,000	-
Granted	700,000	1,910,000
Expired	-	-
Exercised	-	-
Forfeited	(10,000)	-
Cancelled	-	-
Outstanding, end of year	2,600,000	1,910,000
Exerciseable, end of year	2,045,833	317,450

Subsequent to June 30, 2008, on August 7, 2008 the Board granted stock options to Kim Fraser to purchase 50,000 common shares at an exercise price of $0.46 per share and for a term of 5 years. These options are granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested. On September 12, 2008 the Company cancelled the unvested options.

Item 6.   Management’s Discussion and Analysis

This section should be read in conjunction with the accompanying financial statements and notes included in this report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

Discussion of Operations & Financial Condition
Twelve months ended June 30, 2008

Silver Reserve Corporation has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As at June 30, 2008, we had accumulated losses of $6,730,845. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company’s major endeavor over the years has been its effort to raise additional capital to pursue its exploration activities.

We have continued to raise capital and are moving forward with exploration on our Projects. We have completed the evaluation of all 15 of our Projects and determined that the Medicine and Silver Queen Projects provide the best opportunity for development of resources that could go to production. Work is proceeding on these two Projects. We are progressing towards permitting of the Red Rock mill site at Mina, Nevada.

The Company continues to look for opportunities to develop other mineral deposits of commodities in high demand or anticipated high demand. We believe that the federal governments in the United States and Canada will embark on major infrastructure expenditures in the next 10 years creating a demand for cement that exceeds the current sources of supply. Cement is made from lime stone and we believe acquisitions in this area have significant potential. On August 12, 2008, Silver Reserve announced that it entered into a non-binding letter of intent (the “LOI”) dated as of August 12, 2008 to acquire, as a wholly-owned subsidiary, Infrastructure Materials Corp. US (“Infrastructure US”), a Nevada corporation holding all of the outstanding capital stock of Infrastructure Materials Corp. Canada, a Canadian corporation (“Infrastructure Canada”). Infrastructure US and Infrastructure Canada own limestone mineral properties in the United States and Canada, respectively, and each is actively engaged in the process of acquiring additional limestone mineral properties. Under the terms of the proposed transaction, Silver Reserve will issue 1,500,000 Shares in exchange for all of the outstanding capital stock of Infrastructure US. Todd Montgomery, the Company’s Chief Executive Officer, is the sole shareholder of Infrastructure US. The transaction contemplated in the LOI is contingent upon Silver Reserve’s due diligence review and the negotiation and execution of a definitive stock purchase agreement.

SELECTED ANNUAL INFORMATION

	June 30, 2008	June 30, 2007

Revenues	Nil	Nil
Net Loss	$3,791,042	$2,845,424
Loss per share-basic and diluted	$(0.09)	$(0.09)
Total Assets	$3,050,237	$5,429,519
Total Liabilities	$350,402	$3,769,934
Cash dividends declared per share	Nil	Nil

Our total assets for the year ended June 30, 2008 includes cash and cash equivalents of $1,553,855, prepaid expenses of $155,546 and capital assets of $1,340,836. Our total assets for the year ended June 30, 2007 includes cash and cash equivalents of $2,639,256, short-term investments of $1,124,059, prepaid expenses of $29,425, capital assets of $1,554,224 and unamortized debt issuance cost of $82,555. The total assets decreased from $5,429,519 on June 30, 2007 to $3,050,237 on June 30, 2008. The decrease in total assets arose as the Company expended considerably on exploration and drilling projects during the year as compared to acquisition of claims in the prior year which were settled primarily through issue of shares.

Revenues

No revenue was generated by the Company’s operations during the years ended June 30, 2008 and June 30, 2007.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in Operating Expenses for the year ended June 30, 2008 is general and administrative expense of $1,782,706, as compared with $596,837 for the year ended June 30, 2007. General and administrative expense represents approximately 46% of the total operating expense for the year ended June 30, 2008 and 20% of the total Operating Expense for the year ended June 30, 2007. General and administrative expense increased by $1,185,869 in the current year, compared to the prior year. The increase in this expense is mainly due to non cash expense relating to issue of stock to consultants for $995,500 (prior year $nil) and non cash expense relating to stock based compensation for $139,272 (prior year $30,026).

(b) Project Expense

Included in operating expenses for the year ended June 30, 2008 is project expenses for $1,836,077 as compared with $2,136,174 for the year ended June 30, 2007. Project expense is the most significant expense and it represents approximately 47 % of the total operating expense for the year ended June 30, 2008 and approximately 72% of the total operating expense for the year ended June 30, 2007. As majority of the project expense for the year ended June 30, 2008 related to exploration on the mineral claims, the significant components project expense for the year ended June 30, 2007 were as follows:

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

Liquidity and Capital Resources

The following table summarizes the company’s cash flows and cash in hand:

	Year ended	Year ended
	June 30, 2008	June 30, 2007

Cash and cash equivalent	$1,553,855	$2,639,256
Working capital	$1,358,999	$22,806
Cash used in operating activities	$(2,173,006)	$(900,193)
Cash provided in investing activities	$1,087,605	$22,534
Cash provided by financing activities	$ nil	$2,966,140

As at June 30, 2008, the Company had working capital of $1,358,999 as compared to $22,806 as of June 30, 2007. The increase in working capital is primarily due to conversion of convertible debentures of $3,570,681 in 2008 and which were reflected as a current liability as of June 30, 2007. The Company did not raise any capital during the year ended June 30, 2008. During the year ended June 30, 2007, the Company raised $3,029,140 (gross) by issuing common shares and convertible debentures for cash.

Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangements as of June 30, 2008 and June 30, 2007.

Contractual Obligations and Commercial Commitments

The Company entered into a one-year renewal contract with Medallion Capital Corp. for consulting services commencing as of May 1, 2006, at a rate of $7,500 per month. On February 1, 2008 the company increased the monthly fee to $12,500 per month. This agreement was terminated on April 30, 2008.

On August 21, 2006, the Company entered into an Option Agreement with Sage Associates, Inc. to acquire mineral claims in the state of Nevada (the “Sage Option Agreement”). The Sage Option Agreement was amended on the following dates March 30, 2007 and August 20, 2007. The Company paid $20,000 upon execution of the Sage Option Agreement as an initial payment. In the first year of the Sage Option Agreement the Company staked up 250 additional claims which became subject to the Sage Option Agreement. Subsequent to the date of this report on August 20, 2008 the Company terminated the Sage Option Agreement and entered into a new agreement with Sage covering 87 mineral claims in which the Company agreed to pay for the annual sustaining fees on the original 12 claims optioned in the August 21, 2006 agreement and granted to Sage a 1% NSR royalty on the 87 claims covered by the new agreement. The NSR royalty is calculated according to gross revenue beginning after commercial production commences. For purposes of determining gross revenue, the following items are included: revenue received by Silver Reserve from arm’s length purchasers of all mineral products produced from the property, the fair market value of all products sold by Silver Reserve in such period to persons not dealing with Silver Reserve at arms length, and Silver Reserve’s share of the proceeds of insurance on products minus “permissible deductions.” Permissible deductions include: sales charges levied by any sales agent on the sale of products, transportation costs for products, all costs, expenses and charges of any nature whatsoever which are either paid or incurred by Silver Reserve in connection with the refinement and beneficiation of products after leaving the property; and all insurance costs and taxes.

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

Effective as of September 1, 2007, the Company entered into an agreement with Costa View Inc. (“Costa”) for a term of 24 months to provide consulting services on financial public relations, business promotion, business growth and development, including mergers and acquisitions, and general business matters. The Company will pay Costa 1,500,000 restricted Shares to be earned in equal installments of 375,000 shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009. The said 1,500,000 Shares were tendered in one certificate upon execution of the agreement and are deemed to be in Costa View’s possession. The consultant must return any unearned Shares if the agreement is terminated early.

On September 14, 2007 the Company accepted a proposal from Lumos & Associates to complete the regulatory permitting process for the Company’s Mill in Mina, Nevada. The total consideration to be paid under the proposal is approximately $350,000. The permitting process will be carried out in twelve stages over the next five years. The Company is required to authorize in writing each stage of the work before the work proceeds.

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

On February 15, 2008 the Company entered into an agreement with Roger Hall, an officer and director of the Company, to acquire 15 mineral claims referred to as the Gold Point Claim Group in consideration of the sum of $5,000 payable in cash and 175,000 common shares in the capital of the Company.

On February 21, 2008, the Company entered into a Drilling Agreement with Hansen Drilling, Inc. to perform drilling on the Pansy Lee Claims site at agreed rates for work to be performed.

On March 12, 2008 the Company entered into an agreement effective as of March 3, 2008, with Endeavor Holdings, Inc. (“Endeavor”) pursuant to which Endeavor was retained to provide general marketing and business consulting services to the Company for a period of 12 months. Under the terms of the agreement, the Company is required to issue to Endeavor 25,000 shares of restricted common stock and $5,000 each month during the term of the agreement. The Company issued 100,000 restricted common shares valued at $58,000 till June 30, 2008. Either party may terminate the Endeavor Consulting Agreement upon 30-days’ prior written notice.

On April 4, 2008, the Company entered into a Consultant Agreement with Lumos and Associates, to facilitate completing exploration drilling “Notice of Intent” and plan of operation in compliance with the requirements of the United States Bureau of Land Management. The Company estimates the costs of each Notice of Intent plan to range from $3,000 to $4,000.

On April 8, 2008, the Company entered into a Drilling Agreement with W. R. Hansen, Contractor, to perform drilling on various locations in Nevada at a rate of $300 per hour for work to be performed beginning in May of 2008.

On May 1, 2008, the Company entered into a Consulting Services Agreement with Lance Capital Ltd. (“Lance”), a company owned by Patricia Kelley, wife of Stafford Kelley, former Corporate Secretary of the Company at $12,500 per month to provide personnel to carry out administration services for the Company. All activity of Lance shall be carried out at the direction of the Board of Directors of the Company or its officers.

On May 1, 2008, the Company entered into an Option Agreement with Nevada Eagle Resources LLC and Steve Sutherland (together, the “Optionor”) to acquire 100% interest in 25 unpatented mineral claims (the “Property”). On execution of the agreement, the Company paid $10,000 and is required to make the following payments to exercise the option:

On the 1st anniversary of closing	$15,000
On the 2nd anniversary of closing	$30,000
On the 3rd anniversary of closing	$60,000 and
On the 4th thru 10th anniversaries of closing	$80,000 on each anniversary date

On payment of all of the above payments the Option shall be fully exercised and Silver Reserve shall own 100% of the Property.

The Optionor shall, at their option, have the right to accept part of all of the cash payments due under this said agreement in Shares of the Company, at a price of 10% below the 10 day average closing price, which the shares trade prior to the payment date.

The Optionor shall be entitled to a 3% Net Smelter Return (“NSR”) royalty on the Property, in the event the Property goes into production.

Each of the option payments shall be applied as advance royalty payments. Beginning on the 11th anniversary date of said agreement, an annual advance royalty of $80,000 is due and payable. All advance royalty payments shall be applied to the reduction of any future royalty payments due under the NSR royalty. If and when the Property enters into production, the Company must annually pay the greater of the NSR royalty or $80,000. The NSR royalty also applies to the 124 contiguous claims staked by the Company.

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

Effective as of June 23, 2008, the Company appointed Mason Douglas as the President of the Company. Mr. Douglas is also a director of the Company. In connection with the appointment, the Company entered into a consulting services agreement (the “Consulting Agreement”) with a corporation that is controlled by Mr. Douglas. The Consulting Agreement has a term of one year and is then automatically renewable thereafter. Either party may terminate the Consulting Agreement upon 90 days notice to the other party. During the term of the Consulting Agreement the Company will pay the corporation a fee of $8,500 per month. The Company’s board of directors will review the performance of Mr. Douglas at six-month intervals and may adjust compensation based upon said reviews.

The Company executed a contract (the “Drilling Contract”) with Christiansen Drilling, Inc. (“Christiansen”) a Nevada corporation, on June 27, 2008 (effective as of June 24, 2008), pursuant to which Christiansen was retained by the Company to conduct drilling projects on the Company’s mineral claims. The services Christiansen will provide under the Drilling Contract include: reverse circulation drilling with a three man crew at a rate of $500.00 per hour, equipment mobilization and demobilization at a rate of $150.00 per hour, grading and site preparation at a rate of $150.00 per hour, the procurement of drilling materials at cost plus 10%, and hole plugging(s), if needed, at a rate of $350.00 per hour plus material cost. Upon execution of the Drilling Contract the Company advanced $50,000 to be credited against future invoices submitted for various drill programs.

Subsequent to the period covered by this report , effective as of August 11, 2008, the Company entered into a Letter of Intent (the “LOI”) to acquire all of the capital stock of Infrastructure Materials Corp. US (“Infrastructure US”), a Nevada corporation. Infrastructure US holds all the capital stock of Infrastructure Materials Corp. Canada (“Infrastructure Canada”), an Alberta corporation. Under the terms of the LOI the purchase price for all of the capital stock of Infrastructure US would be the issuance at closing of 1,500,000 Shares of the Company to Infrastructure US. Infrastructure US and Infrastructure Canada hold mineral claims in the US and Canada respectively covering limestone deposits. The Company is carrying out due diligence on the merits of the mineral claims and the status of the two companies. Todd Montgomery, the Company’s Chief Executive Officer, is the sole shareholder of Infrastructure US.

We expect to contract with independent contractors for all work done on the Projects for the foreseeable future until we have discovered a commercial ore body or abandoned the property. We anticipate that we will require substantial financing in order to proceed with our plan of exploration for an economic ore body. We presently do not have any commitments in place to finance future exploration and there is no assurance that the necessary financing will be obtained. If we are unable to secure new financing we will not be able to carry out the required exploration and may not be able to maintain our interest in the Projects.

CASH REQUIREMENTS

At June 30, 2008, the Company had cash and cash equivalent of $1,553,855 and prepaid expenses of $155,546 for a total of $1,709,401. The Company has projected budgeted expenditures for the fiscal period commencing July 1, 2008 as follows:

General and Administration expenses of $844,720 and projected Project expenses of $6,498,000 (subject to availability of funds) for a total of $7,342,720. Our ability to incur the total Project expenses is subject to the availability of drill rigs to carry out drilling on the claim groups and results from first round drilling. The Company has no firm commitment for additional financing and may not be able to incur all of the Project expense planned in the budget unless further capital is raised.

During the fiscal year commencing on July 1, 2008, the Company plans to carry out work on the Medicine Project and the Silver Queen Project. If the Company completes the purchase of Infrastructure Materials Corp. US, the Company also plans to carry out exploration of the lime stone projects that would be acquired in that transaction. The Company will also continue moving forward to obtain the necessary permits for the operation of the Red Rock Mill in Mina, Nevada.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing the effect, if any, SFAS 157 will have on its financial position and operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multi employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.

This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) - the fair value option for financial assets and liabilities including in amendment of SFAS 115.

This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair value measurements. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB No. 108 did not have a material impact on the Company’s results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning May 1, 2009. The Company is currently assessing the impact of FAS 141(R).

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning May 1, 2009. The Company is currently assessing the impact of FAS 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 ("SFAS 163"), "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 prescribes accounting for insures of financial obligations, bringing consistency to recognizing and recording premiums and to loss recognition. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. Except for some disclosures, SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 will not have an impact on the results of operations or financial position of the Company.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States, requires us to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments. To the extent actual results differ from those estimates, our future results of operations may be affected. Besides this critical accounting policy on use of estimates, we believe the following critical accounting policy affects the preparation of our financial statements.

Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property payments are capitalized only if the Company is able to allocate any economic value beyond proven and probable reserves. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. For the purpose of preparing financial information, the Company is unable to allocate any economic value beyond proven and probable reserves and hence all property payments are considered to be impaired and accordingly written off to project expense. All costs associated with a property that has the potential to add to the Company’s proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserves is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Mineral property acquisition costs will also be capitalized in accordance with the FASB Emerging Issues Task Force ("EITF") Issue 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and that adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property payments are expensed as incurred if the criteria for capitalization is not met.

To date, mineral property exploration costs have been expensed as incurred. As of the date of these financial statements, the Company has incurred only property payments and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

Item 7. Financial Statements

See the financial statements and report of Schwartz Levitsky Feldman, LLP following the signature page of this report, which are incorporated herein by reference.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. and 8A(T)  Controls and Procedures

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Based on an evaluation as of the date of the end of the period covered by this Form 10-KSB, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Management of Silver Reserve is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

* Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

* Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

* Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce this risk.

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Inherent in small business is the pervasive problem of segregation of duties. Given that the Company has a small accounting department, segregation of duties cannot be completely accomplished at this stage in the corporate lifecycle. Management has added many compensating controls to effectively reduce and minimize the risk of a material misstatement in the Company’s annual or interim financial statements.

Based on its assessment, management concluded that, as of June 30, 2008, the Company's internal control over financial reporting is effective based on those criteria.

Auditor Attestation

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Audit Committee

The Audit Committee is comprised of three directors: Brent Walter, Randal Ludwar and Joseph Montgomery. The Audit Committee has reviewed the financial statements of the Company included with this report on Form 10-KSB for the year ended June 30, 2008.

Item 8B.   Other Information

None.

Part III

Item 9.   Directors and Executive Officers of the Registrant

Board of Directors

The following individuals have agreed to sit on the Board of Directors of the Company. Each director will serve until the next meeting of shareholders or until replaced. Each individual's background is of material importance to Silver Reserve and is described below:

Mason Douglas	President and Director
Todd D. Montgomery	CEO and Director
Roger Hall	Director and Chief Operating Officer
Randal Ludwar	Director and Chief Financial Officer
Joseph Montgomery	Director and Chairman of the Board
Brent Walter	Director

Mason Douglas - President, Director

Mr. Douglas received an MBA from the University of Saskatchewan in 2000. He received his Bachelor of Law (LL.B) from the University of Calgary in 2007. Mr. Douglas is presently an inactive member of the Law Society of Alberta. Between 2001 and 2004 Mr. Douglas was Vice President of Operations of Western Petrochemicals Corp. a privately owned oil development company. He has also operated as an independent consultant between 2001 and 2006 providing business plans, economic modeling and project management for a variety of mining projects. Mr. Douglas is 33 years old.

Todd Montgomery– Chief Executive Officer, Director

Mr. Montgomery was the founder and former President and CEO of Anglo Potash Ltd., a Canadian mining company, formally Anglo Minerals Ltd. This company was purchased by BHP in 2008. Mr. Montgomery founded Anglo Minerals Ltd. in 1994. In 1999, Mr. Montgomery founded and served as President and Chief Operating Officer of SynEnco Energy Inc., an oil sands development corporation. Prior to 1999, Mr. Montgomery also provided the oil sands properties to Oil Sands Quest an AMEX listed company. Mr. Montgomery acted as an independent mining consultant and served as a director and officer of a number of private and public corporations. He is 41 years old.

Roger Hall - Director and Chief Operating Officer

Mr. Hall comes to the Company with over twenty-nine years experience in the mineral exploration industry. He graduated with degree in geology from Ohio University in Athens, Ohio in 1978. He received his master’s degree in geology from Ohio University in 1983. Mr. Hall has held various positions as a geologist since his graduation in 1978. Since 1993 Mr. Hall has provided project oversight, contract supervision and geological consultations for mineral exploration and development companies. Mr. Hall is 56 years old.

Randal Ludwar - Director Chief Financial Officer

Mr. Ludwar received a B.Sc. (1977) in Business Administration from Yale University. Mr. Ludwar has been a director of Anglo Minerals Ltd. since 1995 and a private consultant to the Montgomery Group of Companies for the past ten years. Mr. Ludwar presently teaches business classes at SIAST Palliser Campus and has done so since 1987. Mr. Ludwar is 54 years old.

Joseph Montgomery - Director and Chairman of the Board

Mr. Montgomery is a geological engineer. He holds a B.Sc. (1959) in Geology, a M.Sc. (1960) in Geology and a Ph.D. (1967) in Geology. Mr. Montgomery has been practicing since 1959 and maintains his professional status as a member of the Association of Professional Engineers and Earth Sciences of British Columbia. Mr. Montgomery is also a member of the advisory board of the Canadian Institute of Gemology. Mr. Montgomery is 80 years old.

Brent Walter - Director

Mr. Walter received a LLB degree from the University of Saskatchewan in 1990. Since July 2004, he has been a lawyer with the firm, ProVenture Law LLP in Calgary, Alberta, and practices primarily in the areas of securities and corporate/commercial law. Prior to joining ProVenture Law LLP, he practiced with Phillips Sevalrud LLP in Calgary, Alberta. Mr. Walter currently serves as a director and officer of a number of public and private corporations, including Mystique Energy Inc. (TSXV), Anglo Minerals Ltd. (TSXV), AgriTec Systems, Inc. (TSXV) and Festino Venture Corp. (TSXV), and is a member of the audit committees for Mystique Energy Inc. and Anglo Minerals Ltd. He is a member of the Law Societies of Alberta and Saskatchewan (inactive), as well as the Canadian Bar Association. Mr. Walter is 42 years old.

Officers

Janet Shuttleworth– Corporate Secretary and Treasurer

Ms. Shuttleworth has over twenty years of accounting experience. She previously worked for Central Guaranty Trust Company as a financial analyst, and for Central Park Lodges as an accountant. Ms. Shuttleworth is 46 years old.

Reorganization of Officers and Directors

On April 2, 2008 the resignation of Stafford Kelley as Corporate Secretary was accepted by the Board of Directors.

On April 2, 2008 Joanne Hughes was appointed Corporate Secretary and Janet Shuttleworth was appointed as Treasurer of Silver Reserve. Each was granted an additional 200,000 stock options.

On July 30, 2008 Joanne Hughes resigned as Corporate Secretary

On August 7, 2008, Joseph Montgomery was appointed to serve on the Audit Committee to replace Mason Douglas.

On August 9, 2008 Janet Shuttleworth was appointed as Corporate Secretary.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), requires the Company’s directors and officers, and persons who own more than 10% of the registered class of the Company’s equity securities (“Section 16 Persons”), to file with the Securities and Exchange Commission (the “SEC”), initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they filed. Based on the Company’s review of the forms it has received, on reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that during the twelve month period ended June 30, 2007, no Section 16 reports were filed late.

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

Stock options granted to the named executive officers and directors during the fiscal year ended June 30, 2008 are provided in the table below:

Name	# of Options	Date Granted	Exercise Price	Expiry Date

Janet Shuttleworth	200,000	April 2, 2008	$0.35	April 3, 2013

Joanne Hughes	200,000	April 2, 2008	$0.35	April 3, 2013

Mason Douglas	250,000	June 23, 2008	$0.52	June 22, 2013

No stock options were exercised during the fiscal year ended June 30, 2008.

d) Compensation of Directors

Other Arrangements

See above

Indebtedness of Directors and Executive Officers

None.

Item 11   Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

As of August 31, 2008, we have 50,875,569 shares of common stock issued and outstanding. Consequently, for purposes of describing shareholder voting rights, we have included in the table below the number of common shares of Silver Reserve held by the officers and directors of Silver Reserve. The last column of the table below reflects the voting rights of each officer and/or director as a percentage of the total voting shares.

Name and Address Of Beneficial Owner	Number of Shares of Common Stock		Percentage of Class Held

Todd D. Montgomery, CEO 1025 Grayson Cres. Moose Jaw, SASK S6H 4N7	3,038,500	(1)	5.97 % of Common Shares

Joseph Montgomery, Chairman 8606 Fremlin Street Vancouver, BC V6P 3X3	500,000	(2)	0.98 % of Common Shares

Randal Ludwar, CFO 1215 Mayberry Crescent Moose Jaw, SASK S6H 6X7	500,000		0.98 % of Common Shares

Brent Walter 2417 – 32nd Avenue SW Calgary, AB T2T 1X4	900,000(3)		1.76 % of Common Shares

Mason Douglas, President 5542 Henwood St., S.W. Calgary, AB T3E 6Z3	550,000		1.08 % of Common Shares

Roger Hall, COO HC73, Box 36 Franklin, West Virginia 26807	175,000		0.34% of Common Shares

Janet Shuttleworth 2332 Newcastle Crescent Oakville, ON L6M 4P6	42,500		0.08% of Common Shares

Joanne Hughes, former secretary 1415 Hazelton Blvd., #32 Burlington, ON L7P 4W6	45,000		0.09% of Common Shares

TOTAL	5,751,000		11.30%

(1)	88,500 of Todd Montgomery’s shares are held by Nevada Refinery Inc. a Nevada corporation owned by Mr. Montgomery.

(2)	400,000 of Joseph Montgomery’s shares are held by his family members.

(3)	200,000 of Brent Walter’s shares are held by a family member.

As a group management and the directors own or control 11.3% of the issued and outstanding shares of Silver Reserve.

Item 12.   Certain relationships and Related Transactions

Medallion Capital Corp., an Ontario, Canada Corporation (“Medallion”) and its wholly owned Nevada corporate subsidiary of the same name, provide office space, secretarial services, accounting services and other administrative services to Silver Reserve pursuant to a Consulting Services Agreement with the Company dated May 1, 2006. Medallion was wholly owned by its President, Stafford Kelley. Mr. Kelley resigned as Corporate Secretary of Silver Reserve on April 2, 2008. He subsequently resigned as an officer of Medallion on April 11, 2008.

Under the terms of this agreement Medallion was responsible for providing personnel to carry out administration services for the Company.

Pursuant to the Consulting Agreement, Medallion received $7,500 per month and effective February 1, 2008 that amount increased to $12,500 per month. Medallion had received a total of $90,000 for the period July 1, 2006 to June 30, 2007. Medallion received $97,500 for the period July 1, 2007 to June 30, 2008, in connection with its provision of the above services. Medallion also receives reimbursement for certain costs, including specified office expenses, equipment and supplies. This agreement was terminated on April 30, 2008.

On May 1, 2008, the Company entered into a Consulting Services Agreement with Lance Capital Ltd., a company owned by Patricia Kelley, wife of Stafford Kelley, former Corporate Secretary of the Company at $12,500 per month to provide personnel to carry out administration services for the Company.

All activities of the Consultant shall be carried out at the direction of the board of directors of the Corporation or its officers.

During the period from May 1, 2008 to June 30, 2008, Lance Capital received a total of $12,500 plus expenses incurred on behalf of the Company.

Roger Hall received a total of $157,729.20 for the period July 1, 2007 to June 30, 2008 in connection with his services as senior geologist. Mr. Hall also received $5,000 plus 175,000 common shares for the Gold Point mineral claims purchased by the Company.

Janet Shuttleworth, Treasurer, received $14,836 from April 2, 2008 to June 30, 2008.

Joanne Hughes, Corporate Secretary, received $12,360 from April 2, 2008 to June 30, 2008.

Mason Douglas, President, received $2,236 from June 23, 2008 to June 30, 2008.

Nevada Refinery Inc., a corporation substantially owned by Mr. Montgomery, sold assets to the Company as described in “PROPERTIES – Nevada Refinery Purchase Agreement.”

The Company’s CEO and Director, Todd Montgomery, is the beneficial owner of Mineral Exploration and Development Inc, (“Minerals”) and Sierra Nevada Geothermal Inc. (“Sierra”) both Nevada corporations, which were owed money by International Energy Resources Inc., Anglo Gold Mining Inc, and Mojave Silver Company Inc., all of which are companies which sold assets to Silver Reserve. Each of these companies assigned their Property Purchase Agreements on August 15, 2006 to their respective shareholders in exchange for the shareholders assuming their debts to Minerals in the amount of $1,515,021 and Sierra in the amount of $1,579,379. These amounts were secured by promissory notes from the shareholders.

Mr. Montgomery advanced or arranged for the advance of $30,000 prior to June 30, 2006 and $60,602.45 between June 30, 2006 and September 30, 2006 as a loan to Offshore Trust Services Ltd. a Nevada corporation doing contract work for Silver Reserve. These amounts where repaid at December 31, 2006.

Item 13.   Exhibits and Reports on Form 8-K

The Financials Statements and Report of Schwartz Levitsky Feldman, LLP for the year ended June 30, 2008 and for the year ended June 30, 2007 are filed as part of this report

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

In addition, the following reports are incorporated by reference.

Current Report on Form 8-K “Item 8.01 – Other Events,” dated July 27, 2007;

Current Report on Form 8-K “Item 1.01 – Entry into a Material Definitive Agreement,”
dated September 5, 2007.

Current Report on Form 8-K “Item 5.02 – Departure of Certain Directors or Officers; Election of Directors.

Current Report on Form 8-K “Item 1.01 – Entry into a Material Definitive Agreement,”
dated February 15, 2008.

Current Report on Form 8-K “Item 8.01 – Other Events,” dated March 12, 2008.

Current Report on Form 8-K “Item 5.02 – Departure of Directors or Certain Officers,” dated March 20, 2008.

Current Report on Form 8-K “Item 8.01 – Other Events,” dated March 31, 2008.

Current Report on Form 8-K “Item 5.02 – Appointment of Principal Officers,” dated April 2, 2008.

Current Report on Form 8-K “Item 1.01 – Entry into a Material Definitive Agreement,”
dated May 20, 2008.

Current Report on Form 8-K “Item 1.01 – Entry into a Material Definitive Agreement, and Item 5.02
Appointment of Principal Officers,” dated June 23, 2008.

Current Report on Form 8-K “Item 1.01 – Entry into a Material Definitive Agreement,”
dated June 27, 2008.

Current Report on Form 8-K “Item 3.02 – Unregistered Sale of Securities,” dated August 1, 2008

Current Report on Form 8-K “Item 5.02 – Departure of Directors or  Certain Officers; Appointment of Certain Officers” and "Item 8.01 Other Events," dated August 12, 2008.

Current Report on Form 8-K “Item 3.02 – Unregistered Sale of Securities,” dated August 15, 2008

Item 14.   Principal Accountant Fees and Expenses

The Company appointed Schwartz Levitsky Feldman, LLP as independent auditors to audit the financial statements of the Company for the fiscal year ended June 30, 2008.

Audit Fees. The Company expensed audit and audit related fees for Schwartz Levitsky Feldman, LLP of approximately $28,693. for the fiscal year ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of September, 2008.

SIGNATURE	TITLE	DATE

/s/Mason Douglas	President and Director	September 24, 2008
Mason Douglas

/s/Todd D. Montgomery	Chief Executive Officer and Director	September 24, 2008
Todd D. Montgomery

/s/ Roger Hall	Director and Chief Operating Officer	September 24, 2008
Roger Hall

/s/ Randal Ludwar	Director and Chief Financial Officer	September 24, 2008
Randal Ludwar

/s/ Joseph Montgomery	Director and Chairman of the Board	September 24, 2008
Joseph Montgomery

/s/ Brent Walter	Director	September 24, 2008
Brent Walter

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)

FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2008 AND 2007

(Amounts expressed in US Dollars)

CONTENTS

Report of Independent Registered Public Accounting Firm	46

Balance Sheets as of June 30, 2008 and June 30, 2007	47

Statements of Operations for the years ended June 30, 2008 and June 30, 2007 and for the period from inception (June 3, 1999) to June 30, 2008	48

Statements of Changes in Stockholders' Equity for the years ended June 30, 2008 and June 30, 2007 and for the period from inception (June 3, 1999) to June 30, 2008	49

Statements of Cash Flows for the year ended June 30, 2008 and June 30, 2007 and for the period from inception (June 3, 1999) to June 30, 2008	50

Notes to Financial Statements	51 - 74

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Silver Reserve Corp.
(An Exploration Stage Mining Company)

We have audited the accompanying balance sheets of Silver Reserve Corp. as at June 30, 2008 and 2007 and the related statements of operations, cash flows and stockholders’ equity for the years ended June 30, 2008 and 2007 and for the period from incorporation to June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Reserve Corp. as at June 30, 2008 and 2007 and the results of its operations and its cash flows for the years ended June 30, 2008 and 2007 and for the period from incorporation to June 30, 2008 in conformity with United States generally accepted accounting principles.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
August 27, 2008 except for note 16	Licensed Public Accountants
which is as of September 1, 2008

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Balance Sheet as at
June 30, 2008 and 2007
(Amounts expressed in US Dollars)

	2008	2007
ASSETS
Current
Cash and cash equivalents	1,553,855	2,639,256
Short-term investments	-	1,124,059
Prepaid expenses	155,546	29,425

Total Current Assets	1,709,401	3,792,740
Plant and Equipment, net (note 5)	1,340,836	1,554,224
Debt Issuance Costs, less amortization of $82,555 in 2008 (2007-$162,092) (note 4)	-	82,555

Total Assets	3,050,237	5,429,519

LIABILITIES
Current
Accounts payable	157,516	87,246
Accrued liabilities (note 14)	192,886	112,007
Convertible Debentures (note 6)	-	3,570,681

Total Current Liabilities	350,402	3,769,934

Total Liabilities	350,402	3,769,934

Commitments and Contingencies (note 10)

Related Party Transactions (note 13)

STOCKHOLDERS' EQUITY

Capital Stock (note 7)
Class ‘A’ Convertible Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding (2007 - nil)	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 43,785,569 issued and outstanding (2007 -33,323,839)	4,379	3,332
Additional Paid-in Capital	10,738,801	4,596,056
Deferred Stock Compensation (note 9)	(1,312,500)	-
Deficit Accumulated During the Exploration Stage	(6,730,845)	(2,939,803)

Total Stockholders' Equity	2,699,835	1,659,585

Total Liabilities and Stockholders' Equity	3,050,237	5,429,519

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Statements of Operations and Comprehensive Loss for the
Years Ended June 30, 2008 and 2007 and the Period from Inception (June 3, 1999) to June 30, 2008
(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception	2008	2007

Expenses
General and administrative	2,475,995	1,782,706	596,837
Project expenses (Note 7)	3,972,251	1,836,077	2,136,174
Amortization	497,189	249,842	246,730

Total Operating Expenses	6,945,435	3,868,625	2,979,741

Loss from Operations	(6,945,435)	(3,868,625)	(2,979,741)
Interest Income	305,043	98,422	202,652
Interest Expense	(90,453)	(20,839)	(68,335)

Loss before Income Taxes	(6,730,845)	(3,791,042)	(2,845,424)

Provision for income taxes	-	-	-

Net Loss and Comprehensive Loss	(6,730,845)	(3,791,042)	(2,845,424)

Loss per Weighted Average Number of Shares Outstanding- Basic and Fully Diluted		(0.09)	(0.09)

Basic Weighted Average Number of Shares Outstanding During the Years
- Basic and Fully Diluted		40,987,468	31,017,579

(The accompanying notes are an integral part of these financial statements.)

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Statements of Changes in Stockholder’s Equity for the
Years Ended June 30, 2008 and 2007 and the Period from Inception (June 3, 1999) to June 30, 2008
(Amounts expressed in US Dollars)

					Deficit
					Accumulated
	Common Stock		Additional	Deferred	during the	Total
	Number		Paid-in	Stock	Exploration	Stockholders'
	of Shares	Amount	Capital	Compensation	Stage	Equity
		$	$	$	$	$
For the period from inception (June 3, 1999) through July 1, 2004	1	-	5,895		(5,895)	-
Net (loss)	-	-	910		(910)	-

Balance, June 30, 2005	1	-	6,805	-	(6,805)	-
Contribution to additional paid-in capital	-	-	3,024			3,024
Cancelled shares	(1)	-	(1)			(1)
Common shares issued for nil consideration	14,360,000	1,436	(1,436)		-	-
Common shares issued for cash	2,050,000	205	414,795		-	415,000
Subscription for stock			300,000		-	300,000
Stock issuance cost	-	-	(24,500)		-	(24,500)
Net loss	-	-	-		(87,574)	(87,574)

Balance, June 30, 2006 (audited)	16,410,000	1,641	698,687	-	(94,379)	605,949

Common shares issued for cash	3,395,739	340	548,595		-	548,935

Common shares issued to agents in lieu of commission for placement of common shares and convertible debentures	1,064,000	106	265,894		-	266,000

Common shares issued for acquisition of interests in mineral claims	3,540,600	354	884,796		-	885,150

Common shares issued for acquisition of interests in mineral claims	1,850,000	185	462,315		-	462,500

Common shares issued for acquisition of interests in a refinery	88,500	9	22,116		-	22,125

Common shares issued for purchase of a mill with capital equipments	6,975,000	697	1,743,053		-	1,743,750
Stock issuance cost			(59,426)			(59,426)
Stock based compensation			30,026			30,026
Net loss for the year ended June 30, 2007		-	-		(2,845,424)	(2,845,424)
Balance, June 30, 2007 (audited)	33,323,839	3,332	4,596,056	-	(2,939,803)	1,659,585
Common stock issued to consultants	3,000,000	300	2,249,700	(1,875,000)	-	375,000
Stock based compensation		-	139,272		-	139,272
Conversion of convertible debentures with accrued interest	7,186,730	719	3,590,801	-	-	3,591,520
Common shares issued for acquisition of interests in mineral claims	175,000	18	104,982			105,000
Common stock issued to a consultant	100,000	10	57,990			58,000
Amortization of deferred stock compensation				562,500		562,500
Net loss for the year					(3,791,042)	(3,791,042)
Balance June 30, 2008 (audited)	43,785,569	4,379	10,738,801	(1,312,500)	(6,730,845)	2,699,835

(The accompanying notes are an integral part of these financial statements.)

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Statements of Cash Flows for the
Years Ended June 30, 2008 and 2007 and the Period from Inception (June 3, 1999) to June 30, 2008
(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception	2008	2007
Cash Flows from Operating Activities
Net loss	(6,730,845)	(3,791,042)	(2,845,424)
Adjustments for:
Amortization	497,189	249,842	246,730
Amortization of debt issuance cost	247,490	82,555	162,092
Stock based compensation	169,298	139,272	30,026
Shares issued for mineral claims, as part of project expenses	1,452,650	105,000	1,347,650
Shares issued for consultant services expensed	995,500	995,500	-
Interest on convertible debentures	90,453	20,839	68,335
Changes in non-cash working capital
Prepaid expenses	(155,546)	(126,121)	(26,636)
Accounts payable	157516	70,270	62,444
Accrued liabilities	193,327	80,879	54,590

Net cash used in operating activities	(3,082,968)	(2,173,006)	(900,193)

Cash Flows from Investing Activities
Decrease in Short-term investments	-	1,124,059	30,265
Acquisition of plant and equipment for cash	(74,484)	(36,454)	(10,231)
Proceeds from sale of plant and equipment	2,500	-	2,500

Net cash provided (used) in investing activities	(71,984)	1,087,605	22,534

Cash Flows from Financing Activities
Issuance of common shares for cash	1,270,740	-	548,935
Issuance of convertible debentures subsequently converted to stock	3,501,067	-	2,480,205
Stock and debenture placement commissions paid in cash	(63,000)	-	(63,000)

Net cash provided by financing activities	4,708,807	-	2,966,140

Net Change in Cash	1,553,855	(1,085,401)	2,088,481
Cash- beginning of year	-	2,639,256	550,775

Cash - end of year	1,553,855	1,553,855	2,639,256

Supplemental Cash Flow Information
Interest paid	-	-	-

Income taxes paid	-	-	-

(The accompanying notes are an integral part of these financial statements.)

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2008 and 2007
(Amounts expressed in US Dollars)

1.	Nature of Business and Operations

Silver Reserve Corp. (the "Company"), was incorporated on June 3, 1999 as 54836 Corporation under the laws of the State of Delaware. On April 10, 2006, 54836 Corporation changed its name to Silver Reserve Corp. The Company operates with the intent of exploration and extraction of silver and other metals in the state of Nevada. The financial statements include the accounts of Silver Reserve Corp. (the “Company”).

2.	Exploration Stage Activities

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is in the exploration stage and has not yet realized revenues from its planned operations. It is primarily engaged in acquisition and exploration of mining properties. The Company has incurred a cumulative loss of $6,730,845 from inception to June 30, 2008. The Company has funded operations through the issuance of capital stock and convertible debentures. In May and June 2006, the Company closed a private placement of its common stock for gross proceeds of $415,000. During the year ended June 30, 2007 the Company raised $848,935 (including $ 300,000 received in prior year as stock subscription) through private placement of its common stock for cash. The Company also issued Convertible Debentures for $1,020,862 during the year ended June 30, 2006 and an additional $2,480,205 during the year ended June 30, 2007. As of August 22, 2008, the Company completed private placements of common stock for proceeds of $3,373,000 net of cash expenses. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from mineral extraction on its properties, if feasible.

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

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2008 and 2007
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies-Cont’d

c)	Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property payments are capitalized only if the Company is able to allocate any economic value beyond proven and probable reserves. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. For the purpose of preparing financial information, the Company is unable to allocate any economic value beyond proven and probable reserves and hence all property payments are considered to be impaired and accordingly written off to project expense. All costs associated with a property that has the potential to add to the Company’s proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserves is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Mineral property acquisition costs will also be capitalized in accordance with the FASB Emerging Issues Task Force ("EITF") Issue 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and that adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property payments are expensed as incurred if the criteria for capitalization is not met.

To date, mineral property exploration costs have been expensed as incurred. As of the date of these financial statements, the Company has incurred only property payments and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

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

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2008 and 2007
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont'd)

e)	Debt Issuance Costs

Debt issuance costs represent expenses incurred by the Company in connection with the convertible debentures transactions. These charges are deferred and amortized over the term of the related debenture facilities.

The Company also defers the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of June 30, 2008, the Company had expensed $247,490 in deferred offering costs.

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

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2008 and 2007
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies –Cont’d

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

The Company adopted Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share" which requires disclosure in the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at June 30, 2008 and 2007 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At June 30, 2008, there were 2,600,000 options from the 2006 Stock Option Plan and 7,702,348 warrants outstanding. At June 30, 2007, there were 1,910,000 options from the 2006 Stock Option Plan and 700,214 warrants outstanding.

k)	Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2008 and 2007 the carrying value of financial instruments approximates their fair value due to the short-term maturity of these instruments.

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

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2008 and 2007
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies-Cont’d

l)	Stock Based Compensation

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

As of June 30, 2008 there was $187,397 of unrecognized expense related to non-vested stock-based compensation arrangements granted. The total stock-based compensation expense relating to all employees and non employees for the years ended June 30, 2008 and 2007 was $139,272 and $30,026 respectively.

m)	Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration.

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2008 and 2007
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont'd)

n)	Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from such estimates. Significant estimates include accruals and estimates for calculation for stock based compensation.

o)	Comprehensive Income

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. This standard requires companies to disclose comprehensive income in their consolidated financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders’ equity, such as foreign currency translation adjustments.

p)	Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing the effect, if any, SFAS 157 will have on its financial position and operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2008 and 2007
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies

p)	Recent Accounting Pronouncements-Cont’d

This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) - the fair value option for financial assets and liabilities including in amendment of SFAS 115.

This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair value measurements. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB No. 108 did not have a material impact on the Company’s results of operations and financial condition.

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2008 and 2007
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies-Cont’d

p)	Recent Accounting Pronouncements-Cont’d

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations.

This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning May 1, 2009. The Company is currently assessing the impact of FAS 141(R).

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning May 1, 2009. The Company is currently assessing the impact of FAS 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2008 and 2007
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies-Cont’d

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 ("SFAS 163"), "Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60." SFAS 163 prescribes accounting for insures of financial obligations, bringing consistency to recognizing and recording premiums and to loss recognition. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. Except for some disclosures, SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 will not have an impact on the results of operations or financial position of the Company.

4.	Debt Issuance Costs

Costs associated with issuance of convertible debentures are deferred and amortized over the life of the related debenture.

5.	Plant and Equipment, Net

	June 30, 2008		June 30, 2007
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Office, furniture and fixtures	17,573	6,036	16,818	3,293
Computer equipment	6,408	2,049	3,761	956
Leasehold improvements	16,230	9,405	16,230	4,885
Plant and Machinery	1,514,511	387,851	1,512,619	189,077
Tools	5,781	2,186	5,400	1,104
Vehicles	63,481	12,566	34,833	5,806
Consumables	64,197	45,473	64,197	26,749
Molds	900	427	900	225
Mobile Equipment	73,927	24,323	71,797	11,966
Factory Buildings	74,849	6,705	74,849	3,119

	1,837,857	497,021	1,801,404	247,180

Net carrying amount		1,340,836	1,554,224
Amortization charges		249,842	246,730

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2008 and 2007
(Amounts expressed in US Dollars)

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

7.	Capital Stock

Year ended June 30, 2008

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

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2008 and 2007
(Amounts expressed in US Dollars)

7.	Capital Stock –Cont’d

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

On March 12, 2008 the Company entered into an agreement effective as of March 3, 2008, with Endeavor Holdings, Inc. (“Endeavor”) pursuant to which Endeavor was retained to provide general marketing and business consulting services to the Company for a period of 12 months. Under the terms of the agreement, the Company is required to issue to Endeavor 25,000 shares of restricted common stock and $5,000 each month during the term of the agreement. The Company issued 100,000 restricted common shares valued at $58,000 till June 30, 2008.

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2008 and 2007
(Amounts expressed in US Dollars)

7.	Capital Stock –Cont’d

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

Warrants

During the year ended June 30, 2007, the Company issued broker warrants to purchase convertible debentures as part of the commission due the agents who placed the offering of common shares and convertible debentures. These warrants represented an amount equal to 10% of the convertible debentures placed.

The Company issued 700,214 warrants at an exercise price of $0.50. The expiry dates of the above listed broker warrants was originally June 30, 2007 and was extended to December 31, 2007 and were further extended to December 31, 2008 from December 31, 2007 by resolution of the Board of Directors on November 21, 2007. Further the Board of Directors by a resolution on June 18, 2008, extended the expiry of these warrants till December 31, 2009.

During the year ended June 30, 2008, all holders of the Company’s convertible debentures exercised their conversion rights. Under the terms of the convertible debentures, the holders converted the principal amount of their convertible debentures into “units” at $0.50 per unit, where each unit consisted of a Share and a warrant to purchase a Share at a purchase price of $0.75 per Share. An aggregate of 7,002,134 Shares and an aggregate of 7,002,134 share purchase warrants were issued upon conversion of the principal amount. The expiry dates of these warrants were extended to December 31, 2009 by a resolution of the Board of Directors on June 18, 2008.

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2008 and 2007
(Amounts expressed in US Dollars)

Number of
	Warrants	Exercise
	Granted	Prices	Expiry Date
$

Outstanding at June 30, 2006 and average exercise price	-	-
Granted in year 2006-2007	700,214	0.50	Dec 31, 2009
Exercised in year 2006-2007	-	-
Expired in year 2006-2007	-	-
Cancelled	-	-
Outstanding at June 30, 2007 and average exercise price	700,214	0.50
Granted in year 2007-2008	7,002,134	0.75	Dec 31, 2009
Exercised in year 2007-2008	-	-
Expired in year 2007-2008	-	-
Cancelled	-	-

Outstanding at June 30, 2008 and average exercise price	7,702,348	$0.73

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

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2008 and 2007
(Amounts expressed in US Dollars)

8. Stock Based Compensation-Cont’d

During the year ended June 30, 2007 the Company granted the following stock options:

On April 10, 2007 the Board granted stock options to seven (7) Officers, Directors and Consultants to purchase 250,000 common shares each at an exercise price of $0.50 per share or the closing price on the first day the Company’s shares trade on the OTC BB, which ever is the highest. These options are each granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested. Should any of the above parties leave their position or be discharged from the Company, no further vesting will take place as of the date they leave or are discharged. The option granted shall be for a term of 5 years.

The Board also granted options to two consultants to purchase 50,000 common shares each at a price of $0.50 per share or the closing price on the first day the Company’s shares trade on the OTC BB which ever is the higher price. These options are granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested. Should any of the above parties leave their position or be discharged from providing services to the Company, no further vesting will take place as of the date they leave or are discharged. The option granted shall be for a term of 5 years.

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

During the year ended June 30, 2008 the Company granted the following stock options:

On January 24, 2008, the Board granted options to one consultant to purchase 50,000 common shares at a price of $0.60 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested. The options granted are for a term of 5 years.

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2008 and 2007
(Amounts expressed in US Dollars)

8. Stock Based Compensation-Cont’d

On April 2, 2008 the Board granted options to two newly appointed officers to purchase 200,000 common shares each at an exercise price of $0.35 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested. The options granted are for a term of 5 years.

On June 23, 2008 the Board granted options to the newly appointed President to purchase 250,000 common shares at an exercise price of $0.52 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested. The options granted are for a term of 5 years.

For this year ended June 30, 2008, the Company has recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	10-April	17-April	17-May	24-Jan	2-Apr	23-Jun
	2007	2007	2007	2008	2008	2008	Total

Risk free rate	4.5%	4.5%	4.5%	5.0%	5.0%	5.0%
Volatility factor	50%	50%	50%	50%	90.86%	111.64%
Expected dividends	0%	0%	0%	0%	0%	0%	-
Forfeiture rate	0%	0%	0%	0%	0%	0%	-
Expected life	5 years	5 years	5 years	5 years	5 years	5 years	-
Exercise price	$0.50	$0.50	$0.50	$0.60	$0.35	$0.52	-
Total number of options granted	1,850,000	50,000	10,000	50,000	400,000	250,000	2,610,000
Grant date fair value	$0.07	$0.07	$0.07	$0.29	0.25	0.42	-
Total number of options forfeited			(10,000)				(10,000)
Stock-based compensation cost expensed during the year ended June 30, 2008	$102,447	$2,837	-	$6,339	$25,338	$2,311	$139,272

Unexpended Stock -based compensation cost deferred over the vesting period	-	-	-	$8,255	$76,011	$103,131	$187,397

As of June 30, 2008 there was $187,397 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the years ended June 30, 2008 and June 30, 2007 was $139,272 and $30,026 respectively.

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2008 and 2007
(Amounts expressed in US Dollars)

8.	Stock Based Compensation-Cont’d

The following table summarizes the options outstanding as at June 30:

	Option Price	Weighted average remaining contractual life	Weighted average remaining contractual life	Number of shares
Expiry Date	Per Share	2008	2007	2008	2007
April 9, 2012	0.50	3.75	4.75	1,850,000	1,850,000
April 16, 2012	0.50	3.75	4.75	50,000	50,000
May 16, 2012	0.50		4.83	-	10,000
Jan 23, 2013	0.60	4.58		50,000	-
April 1, 2013	0.35	4.75		400,000	-
June 22, 2013	0.52	4.95		250,000	-
Options outstanding at end of year				2,600,000	1,910,000
Weighted average exercise price at end of year				0.49	0.50
Weighted average remaining contractual life		4.03	4.75

	Number of Shares
	2008	2007

Outstanding, beginning of year	1,910,000	-
Granted	700,000	1,910,000
Expired	-	-
Exercised	-	-
Forfeited	(10,000)	-
Cancelled	-	-
Outstanding, end of year	2,600,000	1,910,000
Exerciseable, end of year	2,045,833	317,450

9.	Deferred stock compensation

The Company issued 1,500,000 restricted common shares each to two consultants, for a total of 3,000,000 common shares valued at $2,250,000. The Company expensed proportionate consulting expenses of $937,500 and the balance of $1,312,500 is reflected as a deferred stock compensation expense under shareholders’ equity in the balance sheet.

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2008 and 2007
(Amounts expressed in US Dollars)

10.	Commitments and Contingencies

On August 21, 2006, the Company entered into an Option Agreement to acquire mineral claims in the state of Nevada. The Option Agreement was amended on the following dates March 30, 2007 and August 20, 2007 and now provides as follows. The Company paid $20,000 on signing and agreed, among other things, to complete a $500,000 exploration program to earn a 40% interest in the mineral claims. If the Company elects to proceed, to earn 100%, it must spend an additional $500,000 on further exploration on the claims. The property is subject to a 2.1% Net Smelter Return royalty payment with advance royalty payments of $10,000 per annum up to a maximum of $100,000 or until feasibility study is completed recommending the property be put into production, which ever occurs first. The first annual royalty payment was made on August 15, 2007. On August 20, 2008 the Company terminated the Option Agreement entered into on August 21, 2006 and entered into a new agreement with the Optionee covering 87 mineral claims in which the Company paid for the annual sustaining fees on the original 12 claims optioned in the August 21, 2006 agreement and granted the Optionee a 1% NSR royalty on the 87 claims covered by the new agreement.

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

Effective as of September 1, 2007, the Company entered into an agreement with Costa View Inc. (“Costa”) for a term of 24 months to provide consulting services on financial public relations, business promotion, business growth and development, including mergers and acquisitions, and general business matters. The Company will pay Costa 1,500,000 restricted Shares to be earned in equal installments of 375,000 shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009. The said 1,500,000 Shares were tendered in one certificate upon execution of the agreement and are deemed to be in Costa View’s possession. The consultant must return any unearned Shares if the agreement is terminated early.

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

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2008 and 2007
(Amounts expressed in US Dollars)

10.	Commitments and Contingencies-Cont’d

On February 21, 2008, the Company entered into a Drilling Agreement with Hansen Drilling, Inc. to perform drilling on the Pansy Lee Claims site at agreed rates for work to be performed.

On March 12, 2008 the Company entered into an agreement effective as of March 3, 2008, with Endeavor Holdings, Inc. (“Endeavor”) pursuant to which Endeavor was retained to provide general marketing and business consulting services to the Company for a period of 12 months. Under the terms of the agreement, the Company is required to issue to Endeavor 25,000 shares of restricted common stock and $5,000 each month during the term of the agreement. The Company issued 100,000 restricted common shares valued at $58,000 till June 30, 2008.
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

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2008 and 2007
(Amounts expressed in US Dollars)

10.	Commitments and Contingencies-Cont’d

On May 20, 2008, the Company entered into an option agreement with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”) effective as of May 1, 2008 (the “Date of Closing”), to acquire 25 mineral claims located in Elko County, Nevada and known as the “Medicine Claims.” During the term of the Option Agreement, the Company has the exclusive right to explore and develop, if warranted, the Medicine Claims.

The Company paid $10,000 to the Optionees upon execution of the Option Agreement. The Option Agreement requires the Company to make additional payments as follows: $15,000 on the first anniversary of the Date of Closing, $30,000 on the second anniversary of the Date of Closing, $60,000 on the third anniversary of the Date of Closing and $80,000 on each anniversary of the Date of Closing thereafter until the tenth anniversary of the Date of Closing. The Optionees may elect to receive payment in cash or in shares of the Company’s common stock. Upon making the final payment on the tenth anniversary of the Date of Closing, the Company will have earned a 100% undivided interest in the Medicine Claims.

Pursuant to the Option Agreement, the Medicine Claims are subject to a 3% net smelter return (“NSR”) royalty payable to the Optionees. The payments made during the term of the Option Agreement are to be applied as advance NSR royalty payments. Beginning on the eleventh anniversary of the Date of Closing, the Company is required to make annual advance royalty payments of $80,000. At such time as the Medicine Claims are in production, if ever, the Company shall make annual royalty payments equal to the greater of the actual 3% NSR or $80,000.

The Company may terminate the Option Agreement at any time before the option is fully exercised upon 60 days notice to the Optionees.

The Company does not consider the Medicine Claims to be material assets at this time; however this assessment may change upon further exploration.

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

Effective as of June 23, 2008, the Company appointed Mason Douglas as the President of the Company. Mr. Douglas is also a director of the Company. In connection with the appointment, the Company entered into a consulting services agreement with a corporation that is controlled by Mr. Douglas. The Consulting Agreement has a term of one year and is then automatically renewable. Either party may terminate the Consulting Agreement upon 90 days notice to the other party. During the term of the Consulting Agreement the Company will pay the corporation a fee of $8,500 per month. The Company’s board of directors will review the performance of Mr. Douglas at six-month intervals and may adjust compensation based upon said reviews.

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2008 and 2007
(Amounts expressed in US Dollars)

10.  Commitments and Contingencies-Cont’d

 The Company executed a contract (the “Drilling Contract”) with Christiansen Drilling, Inc. (“Christiansen”) a Nevada corporation, on June 27, 2008 (effective as of June 24, 2008), pursuant to which Christiansen was retained by the Company to conduct drilling projects on the Company’s mineral claims. The services Christiansen will provide under the Drilling Contract include: reverse circulation drilling with a three man crew at a rate of $500.00 per hour, equipment mobilization and demobilization at a rate of $150.00 per hour, grading and site preparation at a rate of $150.00 per hour, the procurement of drilling materials at cost plus 10%, and hole plugging(s), if needed, at a rate of $350.00 per hour plus material cost. Upon execution of the Drilling Contract the Company advanced $50,000 to be credited against future invoices submitted for various drill programs.

11. Changes in officers and directors

The Board of Directors of the Company accepted the resignation of Stafford Kelley as Corporate Secretary of the Company, effective as of April 2, 2008. There were no disagreements between Mr. Kelley and the Company with regards to the Company’s operations, policies or practices.

On April 2, 2008, the Company appointed Joanne Hughes to the position of Corporate Secretary and Janet Shuttleworth to the position of Treasurer of the Company.

Effective as of June 23, 2008, the Company appointed Mason Douglas as the President of the Company. Mr. Douglas is also a director of the Company. Effective as of June 23, 2008, Todd Montgomery tendered his resignation as President of the Company. He will remain as the Company’s chief executive officer. There were no disagreements between the Company and Mr. Montgomery with regards to the Company’s operations, policies or practices.

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2008 and 2007
(Amounts expressed in US Dollars)

12.	Income Taxes

The Company's current and deferred income taxes are as follows:

	2008	2007

Loss before income taxes	$(3,791,042)	$(2,845,424)
Expected income tax recovery at the statutory rates of 35% (2007 - 35%)	$(1,326,865)	$(995,894)
Increase in income taxes resulting from:
Permanent differences	114,389	182,454
Valuation allowance	1,212,476	813,440

Provision for income taxes	$-	$-

The Company has deferred income tax assets as follows:

	2008	2007

Net operating loss carry forward	$5,852,356	$2,388,141
Deferred Income tax on loss carry forward	$2,048,325	835,849
Valuation allowance for deferred income tax assets	$(2,048,325)	(835,849)

Deferred income taxes	$-	$-

As of June 30, 2008 the Company has non-capital losses of approximately $5,852,356 available to offset future taxable incomes which expire as follows:

2026	$64,024
2027	$2,324,117
2028	$3,464,215

13.	Related Party Transactions

2007-2008

The Company had entered into a one year renewable contract with Medallion Capital Corp. for consulting and corporate administrative services commencing as of May 1, 2006, at a rate of $7,500 per month, which increased to $12,500 commencing February 2008. Medallion Capital Corp. was owned and controlled by the Company’s Corporate Secretary who later resigned effective March 20, 2008. During the year ended June 30, 2008, the Company paid $97,500 to Medallion Capital Corp. The Contract was mutually terminated effective April 30, 2008

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2008 and 2007
(Amounts expressed in US Dollars)

13. Related Party Transactions-Cont’d

The Company entered into an asset purchase agreement with Roger Hall, a director and officer of the Company, effective as of February 15, 2008, to acquire a 100% interest in certain mineral claims located in Nye County, Nevada that are owned by Mr. Hall. Upon closing of the Agreement, the Company issued to Mr. Hall 175,000 shares of the Company’s common stock, valued at $105,000 and paid him $5,000 as consideration for the mineral claims. Roger Hall received a total of $157,729 for the period July 1, 2007 to June30, 2008 in connection with his services as senior geologist.

Janet Shuttleworth, Treasurer, received $14,836 from April 2, 2008 (date of appointment) to June 30, 2008.

Joanne Hughes, Corporate Secretary, received $12,360 from April 2, 2008 (date of appointment) to June 30, 2008.

Mason Douglas, President, received $2,236 from June 23, 2008 to June 30, 2008.

On April 2, 2008 the Board granted options to two newly appointed officers to purchase 200,000 common shares each at an exercise price of $0.35 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested. The options granted are for a term of 5 years. The Company expensed stock based compensation cost for $25,338 during the year ended June 30, 2008.

On June 23, 2008 the Board granted options to the newly appointed President to purchase 250,000 common shares at an exercise price of $0.52 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested. The options granted are for a term of 5 years. The Company expensed stock based compensation cost for $2,311 during the year ended June 30, 2008.

On April 10, 2007 the Board had granted stock options to Officers and Directors to purchase 250,000 common shares each at an exercise price of $0.50 per share or the closing price on the first day the Company’s shares trade on the OTC BB, which ever is the highest. (Refer to related party note for 2006-2007). The Company expensed stock based compensation cost of $96,909 during the year ended June 30, 2008.

2006-2007

On April 10, 2007 the Board granted stock options to six (6) Officers and Directors to purchase 250,000 common shares each at an exercise price of $0.50 per share or the closing price on the first day the Company’s shares trade on the OTC BB, which ever is the highest. These options are granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested. Should any of the above parties leave their position or be discharged from the Company, no further vesting will take place as of the date they leave or are discharged. The option granted shall be for a term of 5 years. For these six officers and directors, the Company expensed stock based compensation cost of $23,690 during the year ended June 30, 2007.

14. Accrued Liabilities

Accrued liabilities are comprised of the following:

	2008	2007
Exploration expenses	49,826
Insurance	20,945
Audit and accounting	23,000	25,000
Clean -up	0	75,000
Reclamation Bonding	55,704
Others	30,530	12,007
Total	192,886	112,007

15. Geographic location of assets

Except for Cash and Cash equivalent for $1,427,191 and Plant and equipment for $18,833 located in Canada, all assets in the financial statements are located in the United States of America.

16. Subsequent Events

On July 30, 2008 Joanne Hughes resigned her position as Corporate Secretary of the Company.

Effective August 11, 2008, the Company entered into a Letter of Intent to acquire all of the capital stock of Infrastructure Materials Corp.US (“Infrastructure US”), a Nevada corporation. Infrastructure US holds all the capital stock of Infrastructure Materials Corp. Canada, an Alberta corporation. The purchase price for all of the capital stock of Infrastructure US would be the issuance at closing of 1,500,000 common shares of Silver Reserve.

On August 20, 2008 the Company terminated the Option Agreement entered into on August 21, 2006 and entered into a new agreement with the Optionee covering 87 mineral claims in which the Company paid for the annual sustaining fees on the original 12 claims optioned in the August 21, 2006 agreement and granted the Optionee a 1% NSR royalty on the 87 claims covered by the new agreement.

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

On August 7, 2008, the Company appointed Janet Shuttleworth as Corporate Secretary of the Company.

On August 7, 2008 the Board granted stock options to Kim Fraser to purchase 50,000 common shares each at an exercise price of $0.46 per share and for a term of 5 years. These options are granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested. On September 12, 2008 the Company cancelled the unvested options.

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the financial statements
June 30, 2008 and 2007
(Amounts expressed in US Dollars)

As of August 22, 2008, the Company completed private placements of Units at $0.50 per Unit from accredited investors for 7,040,000 Units. Each Unit consists of One Common Share and one half a common share purchase warrant. Each full warrant entitles the holder to purchase one common share at $0.75 on or before September 1, 2010. The private placement was conducted entirely outside the United States pursuant to an exemption from registration under the Securities Act of 1933, as amended, provided by Regulation S. All of the investors were non-U.S. Persons. The Company paid a commission of $147,000 and issued 294,000 broker warrants to purchase Units at $0.50 per Unit in connection with the private placement. The Units have the same terms as those sold to investors.

Subsequent to the Company’s year ended June 30, 2008 the Company issued 25,000 common shares to Endeavor Holdings on each of July 1, August 1 and September 1 of 2008 in accordance with the terms of the contract that became effective March 3rd, 2008