Form 10-Q
period 2008-09-30
Silver Reserve Corp.
filed 2008-11-13
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Commission file number 000-52641

SILVER RESERVE CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0492752
(State of incorporation)	(I.R.S. Employer Identification No.)

1226 White Oaks Blvd., Suite 10A, Oakville, Ontario L6H 2B9
(Address of principal executive offices including zip code)

(905) 845-1073
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of registrant’s common stock outstanding as of September 30, 2008 was 50,900,569.

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Amounts expressed in US Dollars)

(Unaudited-Prepared by Management)

CONTENTS

Interim Balance Sheets as of September 30, 2008 and June 30, 2008	3

Interim Statements of Operations for the three months ended September 30, 2008 and September 30, 2007, and for the period from inception to September 30, 2008.	4

Interim Statements of Changes in Stockholders' Equity for the three months ended September 30, 2008 and for the period from inception to September 30, 2008.	5

Interim Statements of Cash Flows for the three months ended September 30, 2008 and September 30, 2007, and for the period from inception to September 30, 2008	6

Condensed Notes to Interim Financial Statements	7 - 19

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Balance Sheets as at
September 30, 2008 and June 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Sept 30,	June 30,
	2008	2008
	$	$
ASSETS
Current
Cash and cash equivalents	3,893,544	1,553,855
Prepaid expenses and other receivables (note 9)	202,648	155,546

Total Current Assets	4,096,192	1,709,401
Plant and Equipment, net (note 5)	1,289,689	1,340,836

Total Assets	5,385,881	3,050,237

LIABILITIES
Current
Accounts payable	258,489	157,516
Accrued liabilities	88,921	192,886

Total Liabilities	347,410	350,402

Commitments and Contingencies (note 9)

STOCKHOLDERS' EQUITY
Capital Stock (note 6)
Class ‘A’ Convertible Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 50,900,569 issued and outstanding	5,090	4,379
Additional Paid-in Capital	14,202,714	10,738,801
Deferred Stock Compensation	(1,031,250)	(1,312,500)
Deficit Accumulated During the Exploration Stage	(8,138,083)	(6,730,845)

Total Stockholders' Equity	5,038,471	2,699,835

Total Liabilities and Stockholders' Equity	5,385,881	3,050,237

See Condensed notes to the Interim Financial Statements

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Statements of Operations
For the three months ended Sept 30, 2008 and Sept 30, 2007 and the Period from Inception (June 3, 1999) to Sept 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the
		three month	three month
	Cumulative	period ended	period ended
	since	Sept 30,	Sept 30,
	inception	2008	2007

	$	$	$

Revenues	-	-	-

Operating Expenses

General and administration	3,210,355	734,360	253,541
Project expenses	4,603,923	631,672	291,951
Amortization	550,194	53,005	62,113

Total Operating Expenses	8,364,472	1,419,037	607,605

Loss from Operations	(8,364,472)	(1,419,037)	(607,605)
Other income-interest	316,842	11,799	39,492

Interest Expense	(90,453)	-	(17,649)

Loss before Income Taxes	(8,138,083)	(1,407,238)	(585,762)

Provision for income taxes	-	-	-

Net Loss	(8,138,083)	(1,407,238)	(585,762)

Loss per Weighted Average Number of Shares Outstanding-Basic and Fully Diluted		(0.03)	(0.02)

Basic Weighted Average Number of Shares Outstanding During the Periods -Basic and Fully Diluted		48,315,297	34,302,100

See Condensed notes to the Interim Financial Statements

SILVER RESERVE CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Interim Financial Statements of Changes in Stockholders’ Equity
From Inception (June 3, 1999) to Sept 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

					Deficit
					Accumulated
	Common Stock		Additional	Deferred	during the	Total
	Number		Paid-in	Stock	Exploration	Stockholders'
	of Shares	Amount	Capital	Compensation	Stage	Equity
		$	$	$	$	$

For the period from inception (June 3, 1999) through July 1, 2004	1	-	5,895		(5,895)	-
Net (loss)	-	-	910		(910)	-
Balance, June 30, 2005	1	-	6,805	-	(6,805)	-
Contribution to additional paid-in capital	-	-	3,024			3,024
Cancelled shares	(1)	-	(1)			(1)
Common shares issued for nil consideration	14,360,000	1,436	(1,436)		-	-
Common shares issued for cash	2,050,000	205	414,795		-	415,000
Subscription for stock			300,000		-	300,000
Stock issuance cost	-	-	(24,500)		-	(24,500)
Net loss	-	-	-		(87,574)	(87,574)

Balance, June 30, 2006 (audited)	16,410,000	1,641	698,687	-	(94,379)	605,949
Common shares issued for cash	3,395,739	340	548,595		-	548,935
Common shares issued to agents in lieu of commission for placement of common shares and convertible debentures	1,064,000	106	265,894		-	266,000
Common shares issued for acquisition of interests in mineral claims	3,540,600	354	884,796		-	885,150
Common shares issued for acquisition of interests in mineral claims	1,850,000	185	462,315		-	462,500
Common shares issued for acquisition of interests in a refinery	88,500	9	22,116		-	22,125
Common shares issued for purchase of a mill with capital equipments	6,975,000	697	1,743,053		-	1,743,750
Stock issuance cost			(59,426)			(59,426)
Stock based compensation			30,026			30,026
Net loss for the year ended June 30, 2007		-	-		(2,845,424)	(2,845,424)

Balance, June 30, 2007 (audited)	33,323,839	3,332	4,596,056	-	(2,939,803)	1,659,585
Common stock issued to consultants	3,000,000	300	2,249,700	(1,875,000)	-	375,000
Stock based compensation		-	139,272		-	139,272
Conversion of convertible debentures with accrued interest	7,186,730	719	3,590,801	-	-	3,591,520
Common shares issued for acquisition of interests in mineral claims	175,000	18	104,982			105,000
Common stock issued to a consultant	100,000	10	57,990			58,000
Amortization of deferred stock compensation				562,500		562,500
Net loss for the year					(3,791,042)	(3,791,042)
Balance June 30, 2008 (audited)	43,785,569	4,379	10,738,801	(1,312,500)	(6,730,845)	2,699,835

Common shares issued for cash (net)	7,040,000	704	3,372,296	-	-	3,373,000
Common stock issued to a consultant	75,000	7	43,493	-	-	43,500
Stock based compensation			48,124			48,124
Amortization of deferred stock compensation				281,250		281,250
Net loss for the three month period					(1,407,238)	(1,407,238)
Balance September 30, 2008 (unaudited)	50,900,569	5,090	14,202,714	(1,031,250)	(8,138,083)	5,038,471

See Condensed notes to the Interim Financial Statements

SILVER RESERVE CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Statements of Cash Flows
For the three months ended Sept 30, 2008 and Sept 30, 2007
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Cumulative
	Since	Sept 30,	Sept 30,
	Inception	2008	2007
Cash Flows from Operating Activities
Net loss	(8,138,083)	(1,407,238)	(585,762)
Adjustment for:
Amortization	550,194	53,005	62,113
Amortization of debt issuance cost	247,490	-	41,278
Stock based compensation	217,422	48,124	34,084
Shares issued for mineral claims, as part of project expenses	1,452,650	-	-
Shares issued for consultant services expensed	1,320,250	324,750	93,750
Interest on convertible debentures	90,453	-	17,649
Changes in non-cash working capital
Prepaid expenses	(202,648)	(47,102)	(54,205)
Accounts payable	258,489	100,973	(4,041)
Accrued liabilities	89,362	(103,965)	(20,489)

Net cash used in operating activities	(4,114,421)	(1,031,453)	(415,623)

Cash Flows from Investing Activities
Decrease in Short-term investments	-	-	1,124,059
Acquisition of plant and equipment for cash	(76,342)	(1,858)	(4,955)
Proceeds from sale of plant and equipment	2,500

Net cash provided (used) in investing activities	(73,842)	(1,858)	1,119,104

Cash Flows from Financing Activities
Issuance of common shares for cash	4,790,740	3,520,000	-
Issuance of convertible debentures subsequently converted to cash	3,501,067	-	-
Stock and debenture placement commissions paid in cash	(210,000)	(147,000)	-

Net cash provided by financing activities	8,081,807	3,373,000	-

Net Change in Cash	3,893,544	2,339,689	703,481
Cash- beginning of period	-	1,553,855	2,639,256

Cash - end of period	3,893,544	3,893,544	3,342,737

Supplemental Cash Flow Information
Interest paid	-	-	-

Income taxes paid	-	-	-

See Condensed notes to the Interim Financial Statements

SILVER RESERVE CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
September 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation

The accompanying unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended June 30, 2009. Interim financial statements should be read in conjunction with the company’s annual audited financial statements.

The interim financial statements include the accounts of Silver Reserve Corp. (the “Company”).

2.	Exploration Stage Activities

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $8,138,083 from inception to September 30, 2008. The Company has funded operations through the issuance of capital stock and convertible debentures. In May and June of 2006, the Company closed a private placement of its common stock for gross proceeds of $415,000. During the year ended June 30, 2007 the Company raised $848,935 (including $300,000 received in prior year as stock subscription) through private placement of its common stock for cash. The Company also issued Convertible Debentures in the amount of $1,020,862 during the year ended June 30, 2006 and issued Convertible Debentures in the amount of $2,480,205 during the year ended June 30, 2007. During the three-month period ended September 30, 2008 the Company completed private placements of common stock for proceeds of $3,373,000 net of cash expenses. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from silver extraction on its properties, if feasible.

SILVER RESERVE CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
September 30, 2008
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

SILVER RESERVE CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
September 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.	Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Leasehold improvements	3 years	straight line method
Plant and Machinery	15%	declining balance method
Tools	25%	declining balance method
Vehicles	20%	declining balance method
Consumables	50%	declining balance method
Molds	30%	declining balance method
Mobile Equipment	20%	declining balance method
Factory Buildings	5%	declining balance method

	September 30, 2008		June 30, 2008
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Office, furniture and fixtures	18,325	6,625	17,573	6,036
Computer equipment	6,571	2,383	6,408	2,049
Leasehold improvements	16,230	10,758	16,230	9,405
Plant and Machinery	1,514,511	430,101	1,514,511	387,851
Tools	6,724	2,410	5,781	2,186
Vehicles	63,481	15,112	63,481	12,566
Consumables	64,197	47,814	64,197	45,473
Molds	900	463	900	427
Mobile Equipment	73,927	26,803	73,927	24,323
Factory Buildings	74,849	7,557	74,849	6,705

	1,839,715	550,026	1,837,857	497,021

Net carrying amount		1,289,689		1,340,836
Amortization charges		53,005		249,842

SILVER RESERVE CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
September 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

5.	Convertible Debentures

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

SILVER RESERVE CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
September 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	Issuance of common shares and warrants

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

SILVER RESERVE CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
September 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	Issuance of common shares and warrants-cont’d

On March 12, 2008 the Company entered into an agreement effective as of March 3, 2008, with Endeavor Holdings, Inc. (“Endeavor”) pursuant to which Endeavor was retained to provide general marketing and business consulting services to the Company for a period of 12 months. Under the terms of the agreement, the Company is required to issue to Endeavor 25,000 shares of restricted common stock and $5,000 each month during the term of the agreement. The Company issued 100,000 restricted common shares valued at $58,000 prior to June 30, 2008.

Three month period ended September 30, 2008

On August 22, 2008, the Company completed private placements of Units at $0.50 per Unit from accredited investors for 7,040,000 Units. Each Unit consists of One Common Share and one half a common share purchase warrant. Each full warrant entitles the holder to purchase one common share at $0.75 on or before September 1, 2010. The private placement was conducted entirely outside the United States pursuant to an exemption from registration under the Securities Act of 1933, as amended, provided by Regulation S (“Regulation S”). All of the investors were non-U.S. Persons. The Company paid a commission of $147,000 and issued 294,000 broker warrants to purchase Units at $0.50 per Unit in connection with the private placement. The Units have the same terms as those sold to investors.

The Company issued 25,000 common shares to Endeavor Holdings on each of July 1, August 1 and September 1 of 2008 for a total of 75,000 common shares valued at $43,500 in accordance with the terms of the contract that became effective March 3, 2008

Warrants

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

SILVER RESERVE CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
September 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	Issuance of common shares and warrants-cont’d

Warrants

Three month period ended September 30, 2008

On August 22, 2008, the Company completed the private placements of 7,040,000 “Units” at $0.50 per Unit with accredited investors. Each one Unit consists of one common share and one half a common share purchase warrant. Each full warrant entitles the holder to purchase one common share at $0.75 on or before September 1, 2010. The private placement was conducted entirely outside the United States pursuant to an exemption from registration under Regulation S. All of the investors were non-U.S. Persons and executed subscription agreements containing the representations and covenants required for the exemption under Regulation S. The Company paid a commission of $147,000 and issued 294,000 broker warrants to purchase Units at $0.50 per Unit in connection with the private placement. The Units have the same terms as those sold to investors.

7.	Stock Based Compensation

In April of 2006, the Board of Directors approved an employee stock option plan ("2006 Stock Option Plan"), the purpose of which is to enhance the Company's stockholder value and financial performance by attracting, retaining and motivating the Company's officers, directors, key employees, consultants and its affiliates and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company's success through stock ownership. Under the 2006 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company may be granted options to acquire common shares of the Company at not less than 110 percent of the fair market value of the stock on the date of grant. Options will have a term of 10 years. The total number of shares reserved for issuance under the 2006 Stock Option Plan is 5,000,000.

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

Three months ended September 30, 2008

On August 7, 2008, the Board granted stock options to Kim Fraser to purchase 50,000 common shares each at an exercise price of $0.46 per share and for a term of 5 years. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested. On September 12, 2008 the Company cancelled the unvested options.

SILVER RESERVE CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
September 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Stock Based Compensation-Cont’d

On April 2, 2008 the Board had granted options to two newly appointed officers to purchase 200,000 common shares each at an exercise price of $0.35 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested. Due to the resignation of one officer on July 31, 2008, the unvested options were forfeited.

For the three month period ended September 30, 2008, the Company recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	24-Jan	2-Apr	23-Jun	7-Aug
	2008	2008	2008	2008	Total

Risk free rate	5.0%	5.0%	5.0%	5.0%
Volatility factor	50%	90.86%	111.64%	112.99%
Expected dividends	0%	0%	0%	0%	-
Forfeiture rate	0%	0%	0%	0%	-
Expected life	5 years	5 years	5 years	5 years	-
Exercise price	$0.60	$0.35	$0.52	$0.46	-
Total number of options granted	50,000	400,000	250,000	50,000	750,000
Grant date fair value	$0.29	0.25	0.42	0.38	-
Total number of options forfeited		(150,000)		(45,833)	(195,833)
Stock-based compensation cost expensed during the three month period ended Sept 30, 2008	$3,668	$16,892	$26,000	$1,564	$48,124
Unexpended Stock -based compensation cost deferred over the vesting period	$4,586	$25,337	$77,131		$107,054

As of September 30, 2008, there was $107,054 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the three-month period ended September 30, 2008 was $48,124.

8.	Deferred Stock Compensation

The Company issued 1,500,000 restricted common shares each to two consultants, for a total of 3,000,000 common shares valued at $2,250,000. The Company expensed proportionate consulting expenses of $937,500 during the year ended June 30, 2008 and $281,250 during the three month period ended September 30, 2008 and the balance of $1,031,250 is reflected as a deferred stock compensation expense under shareholders’ equity in the balance sheet.

SILVER RESERVE CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
September 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Commitments and Contingencies

On August 20, 2008 the Company terminated the Option Agreement on the Como Claim Group entered into on August 21, 2006 and entered into a new agreement with the Optionee covering 87 mineral claims included in the original option. In the new agreement, the Company paid for the annual sustaining fees on 12 claims optioned in the original August 21, 2006 agreement and granted the Optionee a 1% NSR royalty on the 87 claims covered by the new agreement.

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

SILVER RESERVE CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
September 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Commitments and Contingencies-Cont’d

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

On March 12, 2008 the Company entered into an agreement effective as of March 3, 2008, with Endeavor Holdings, Inc. (“Endeavor”) pursuant to which Endeavor was retained to provide general marketing and business consulting services to the Company for a period of 12 months. Under the terms of the agreement, the Company is required to issue to Endeavor 25,000 shares of restricted common stock and $5,000 each month during the term of the agreement. The Company issued 100,000 restricted common shares valued at $58,000 till June 30, 2008 and an additional 75,000 shares valued at $43,500 during the three month period ended September 30, 2008. Effective October 1, 2008 the Company terminated the contract with Endeavor.

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

SILVER RESERVE CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
September 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

On May 20, 2008, the Company entered into an option agreement (the “Option Agreement”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”) effective as of May 1, 2008 (the “Date of Closing”), to acquire 25 mineral claims located in Elko County, Nevada and known as the “Medicine Claims.” During the term of the Option Agreement, the Company has the exclusive right to explore and develop, if warranted, the Medicine Claims. The Company paid $10,000 to the Optionees upon execution of the Option Agreement. The Option Agreement requires the Company to make additional payments as follows: $15,000 on the first anniversary of the Date of Closing, $30,000 on the second anniversary of the Date of Closing, $60,000 on the third anniversary of the Date of Closing and $80,000 on each anniversary of the Date of Closing thereafter until the tenth anniversary of the Date of Closing. The Optionees may elect to receive payment in cash or in shares of the Company’s common stock. Upon making the final payment on the tenth anniversary of the Date of Closing, the Company will have earned a 100% undivided interest in the Medicine Claims. Pursuant to the Option Agreement, the Medicine Claims are subject to a 3% net smelter return (“NSR”) royalty payable to the Optionees. The payments made during the term of the Option Agreement are to be applied as advance NSR royalty payments. Beginning on the eleventh anniversary of the Date of Closing, the Company is required to make annual advance royalty payments of $80,000. At such time as the Medicine Claims are in production, if ever, the Company shall make annual royalty payments equal to the greater of the actual 3% NSR or $80,000. The Company may terminate the Option Agreement at any time before the option is fully exercised upon 60 days notice to the Optionees. The Company does not consider the Medicine Claims to be material assets at this time; however this assessment may change upon further exploration.

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

SILVER RESERVE CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
September 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.  Commitments and Contingencies-Cont’d

The Company executed a contract (the “Drilling Contract”) with Christiansen Drilling, Inc. (“Christiansen”) a Nevada corporation, on June 27, 2008 (effective as of June 24, 2008), pursuant to which Christiansen was retained by the Company to conduct drilling projects on the Company’s mineral claims. The services Christiansen will provide under the Drilling Contract include: reverse circulation drilling with a three man crew at a rate of $500.00 per hour, equipment mobilization and demobilization at a rate of $150 per hour, grading and site preparation at a rate of $150 per hour, the procurement of drilling materials at cost plus 10%, and hole plugging(s), if needed, at a rate of $350 per hour plus material cost. Upon execution of the Drilling Contract the Company advanced $50,000 to be credited against future invoices submitted for various drill programs.

Effective August 11, 2008, the Company entered into a Letter of Intent to acquire all of the capital stock of Infrastructure Materials Corp US (“Infrastructure US”), a Nevada corporation. Infrastructure US holds all the capital stock of Infrastructure Materials Corp. Canada, an Alberta corporation. The purchase price for all of the capital stock of Infrastructure US would be the issuance at closing of 1,500,000 common shares of Silver Reserve. Infrastructure US, together with its Canadian subsidiary, holds limestone mineral properties in the United States and Canada. The Company, after conducting its due diligence, rejected acquiring the Canadian subsidiary of Infrastructure US and completed the purchase of Infrastructure US only, as described in Subsequent Events. See Footnote 11 - Subsequent Events.

10. Related Party Transactions

Three months ended September 30, 2008

Roger Hall, a Director of the Company, received $56,316 in connection with services he performed for the Company as a senior geologist.

Janet Shuttleworth, Treasurer and Corporate Secretary, was paid $14,585.

Joanne Hughes, Corporate Secretary, received $4,110 from July 1, 2008 to July 30, 2008 (date of resignation).

Mason Douglas, President, was paid $25,500.

On April 2, 2008 the Board granted had granted options to two newly appointed officers to purchase 200,000 common shares each at an exercise price of $0.35 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested. The options granted are for a term of 5 years. Due to the resignation of one officer, the unvested options were forfeited.

The Company expensed stock based compensation cost for $16,892 during the three month period ended September 30, 2008.

On June 23, 2008 the Board granted options to the newly appointed President to purchase 250,000 common shares at an exercise price of $0.52 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested.

SILVER RESERVE CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
September 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

The options granted are for a term of 5 years. The Company expensed stock based compensation cost for $26,000 during the three month period ended September 30, 2008.

11. Subsequent Events

Effective as of October 1, 2008 the Company terminated its contract with Endeavor Holdings, Inc. (“Endeavor”). The Company had an agreement with Endeavor that was effective as of March 3, 2008, pursuant to which Endeavor was retained to provide general marketing and business consulting services to the Company for a period of 12 months. Under the terms of the agreement, the Company was required to issue to Endeavor 25,000 shares of restricted common stock and $5,000 each month during the term of the agreement.

On November 7, 2008, the Company closed a Share Exchange Agreement to acquire all of the shares of Infrastructure Materials Corp. US (Infrastructure) from Todd Montgomery, a director and the CEO of the Company. As a result, Infrastructure became a wholly owned subsidiary of the Company. Under the terms of the Share Exchange Agreement, Mr. Montgomery received 397,024 common shares of the Company valued at $0.50 per share in exchange for all of the outstanding shares of Infrastructure. The shares issued by the Company represent a dollar value of $198,512. That amount was equal to Mr. Montgomery’s actual out-of-pocket expenditures for the incorporation of the Infrastructure and the cost of assembling the limestone properties owned by Infrastructure. The Agreement was preceded by a Letter of Intent entered into on August 11, 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2008

PLAN OF OPERATIONS

We will require additional capital to implement development of our claim groups and to bring the mill and refinery to operation. We expect to raise this capital through a public offering, private placements of our securities or through loans or some combination of the foregoing.

Discussion of Operations & Financial Condition
Three Month Period ended September 30, 2008

Silver Reserve Corporation has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As at September 30, 2008, we had accumulated losses of $8,138,083. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company’s major endeavor over the three months ended September 30, 2008 has been its effort to pursue exploration activities on its key Projects.

We have continued to raise capital and are moving forward with development of the Company. We have completed the evaluation of all 15 of our Projects and determined that the Pansy Lee, Medicine and Silver Queen Projects provide the best opportunity for development of resources that could go to production. Work is proceeding on these three Projects. We are progressing towards permitting of the Red Rock mill site at Mina, Nevada.

The Company continues to look for opportunities to develop other mineral deposits of commodities in high demand or anticipated high demand. We believe that the state and federal governments in the United States will embark on major infrastructure expenditures in the next 10 years creating a demand for cement that exceeds the current sources of supply. Cement is made from limestone and we believe acquisitions in this area have significant potential.

On August 12, 2008, Silver Reserve announced that it entered into a non-binding letter of intent (the “LOI”) dated as of August 12, 2008 to acquire, as a wholly-owned subsidiary, Infrastructure Materials Corp. US (“Infrastructure US”), a Nevada corporation, that held all of the outstanding capital stock of Infrastructure Materials Corp. Canada, an Alberta (Canada) corporation (“Infrastructure Canada”). Infrastructure US holds limestone mineral properties in the United States, and is actively engaged in acquiring additional limestone mineral properties. Todd Montgomery, the Company’s Chief Executive Officer, is the sole shareholder of Infrastructure US and a member of its board of directors. The transaction contemplated in the LOI was contingent upon Silver Reserve’s due diligence review and the negotiation and execution of a definitive stock exchange agreement. Subsequent to the period covered by this report, the Company acquired Infrastructure US as of November 7, 2007. Just prior to such acquisition and as a condition of closing Infrastructure US divested its interest in Infrastructure Canada. See “Subsequent Events” below for more information.

Readers in the United States are cautioned that with respect to the following disclosure related to mineral properties, the term, “resource” is not a term that is recognized by SEC guidelines for disclosure of mineral properties. Generally, “resource” estimates of mineralized material do not rise to the level of certainty required by SEC guidelines. The Company has no “reserves” as that term is used in the mining industry.

Key Property Location and Description

Pansy Lee Claim Group

The Pansy Lee Claim Group consists of 30 mineral claims located in Humboldt County, Nevada, approximately eight miles northwest of Winnemucca, Nevada.

The Pansy Lee claims are accessible by road from Winnemucca, Nevada. A graded dirt road runs northwesterly for a distance of 12 miles to the property which lies at elevations ranging from 4600 feet to 5200 feet.

A substantial amount of underground work has been done on the Pansy Lee Claims, as much as 910 feet below surface with over 6000 feet of horizontal tunneling on several levels. A mine was operated at the Pansy Lee claim site from 1937 to 1942. Further production occurred in 1964 and 1974. Work was undertaken again in 1981 and 1982. Much of our information about the Pansy Lee Claim Group was obtained from publicly available reports and articles concerning prior exploration of the site by other parties. A report by Hendrickson and Cazat, prepared in 1982, reported 151,300 tons of proven and possible ore with an average grade of 17.46 oz per ton silver and .218 oz per ton gold. This information is publicly available and may not be reliable. Hendrickson updated the report in 1986, increasing the estimated minable mineral material to 73,800 tons with average grades of 0.218 ounces gold per ton and 17.48 ounces silver per ton for recoverable ounces of 14,480 gold and 1,159,700 silver. The Company has not confirmed the results contained in these reports.

The Company plans to carry out research and work to obtain its own data. Three core holes were drilled and completed to depths of 800 feet on angle below the existing workings. It appears the ‘Swede’ vein was encountered in all three holes. The core has been logged and cutting is complete on Hole #1 and select portions of Hole #2 and #3 will be cut and sent for assay.

Silver Queen Claim Group

The Silver Queen Claim Group consists of 147 mineral claims located in Esmeralda County, Nevada, approximately nine miles west of Silver Peak, Nevada on Highway 47.

The Silver Queen claims are accessible from the town of Silver Peak, Nevada. The claims lie at elevations ranging from 7,800 feet to 9,012 feet and are located in the Red Mountain District. The Silver Queen Claim Group covers a northerly-trending group of silver deposits that include the Silver Queen and Mohawk mines. The deposits located in the Red Mountain district were first discovered in 1907. In 1920 a producing mine was constructed and production continued through the late 1950’s. Based upon publicly available records, the ore produced from this mine averaged 20-25 ounces of silver per ton. The Company has not confirmed the results contained in these reports.

A limited drill program was completed on a new surface anomalies noted during grid sampling. Four reverse circulation holes were drilled to depth of 400 to 500 feet vertically. Further surface sampling indicates that the anomaly is much larger than initially indicated and further drilling to the west is warranted. Three reverse circulation drill holes were completed on the Mohawk vein target with 2 holes, MRO1 and 3, intercepting the vein itself, MRO2 was lost in a 40 foot void which was not on the underground workings maps we have in hand. Two core holes we drilled with MOC 1 encountering and going through the vein system. MOC2 was lost in broken material about 175 above the vein intercept. All the reverse circulation drill holes are in the assay lab and the one core hole vein intercept is also in the assay lab.

Silver Reserve has obtained from public records, a 1982 report on the Mohawk Mine located within the Company’s Silver Queen Project that was prepared for a prior owner of the property. Silver Reserve has not confirmed any of the findings in the report and cannot comment of the qualifications of its authors. The report states that 52,167 tons of probably and possible mineralized material grading an average of 13.4 ounces per ton of silver (699,000 ounces silver) remains unmined in the mine workings. The report estimates extraction, after mining losses, totaling 40,071 tons of probably and possible mineralized material grading 13.3 ounces per ton silver (532,900 ounces silver). In the opinion of the authors of the report, there is great potential for finding additional tons of mineralized material. Four major exploration targets with good potential within the claim group and separate from the Mohawk vein occurrence are documented in the report. These targets, combined, have over 4,000 feet of vein strike length open to exploration and could contain several major ore bodies, according to the report.

Medicine Claim Group

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

A technical report prepared by Edward P. Jucevic PE for a prior operator of the Medicine Claim Group and dated March 9, 2001, stated the following. The Company has not confirmed these statements.

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

As of the date of this report a Phase One drill program of 15 holes has been completed, testing the extension of the expansion of the drill indicated resource. Results will be announced as available.

SELECTED INFORMATION

	Three months ended	Three months ended
	September 30, 2008	September, 30, 2007

Revenues	$ Nil	$ Nil
Net Loss	$1,407,238	$585,762
Loss per share-basic and diluted	$(0.03)	$(0.02)

	As at	As at
	September 30, 2008	June 30, 2008

Total Assets	$5,385,881	$3,050,237
Total Liabilities	$347,410	$350,402
Cash dividends declared per share	Nil	Nil

The total assets as of September 30, 2008 include cash and cash equivalents for $3,893,544, prepaid expenses for $202,648 and capital assets for $1,289,689. As of June 30, 2008 total assets include cash and cash equivalents for $1,553,855, prepaid expenses and other receivables for $155,546 and capital assets for $1,340,836.

Revenues

No revenue was generated by the Company’s operations during the three-month periods ended September 30, 2008 and September 30, 2007.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the three-month period ended September 30, 2008 is general and administrative expense of $734,360, as compared with $253,541 for the three-month period ended September 30, 2007. General and administrative expense represents approximately 52% of the total operating expense for the three-month period ended September 30, 2008 and approximately 42 % of the total operating expense for the three-month period ended September 30,, 2007. General and administrative expense represents professional, consulting, office and general and other miscellaneous costs incurred during the three month periods ended September 30, 2008 and September 30, 2007. General and administrative expense increased by $480,819 in the current three month period, as compared to the similar three month period for the prior year. The increase in this expense is mainly due to non-cash expense relating to issue of stock to consultants for $324,750 (prior period $93,750), non-cash expense relating to stock based compensation for $48,124 (prior period $34,084) and due diligence costs of $107,144 (prior period $nil) relating to the proposed acquisition of Infrastructure Materials Corp. US (“Infrastructure US”), a Nevada corporation

(b) Project Expense

Included in operating expenses for the three-month period ended September 30, 2008 is project expense of $631,672 as compared with $291,951 for the three-month period ended September 30, 2007. Project expense is a significant expense and it represents approximately 44% of the total operating expense for the three-month period ended September 30, 2008 and approximately 48% of the total operating expense for the three-month period ended September 30, 2007. The increase in expense is due to the Company incurring additional costs on exploration of its properties.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow and cash in hand for the three-month period:

	September 30, 2008	September 30, 2007

Cash and cash equivalent	$3,893,544		$3,342,737
Working capital	$3,748,782		$1,819,564
Cash used in operating activities	$(1,031,453)		$(415,623)
Cash provided (used) in investing activities	$(1,858)		$1,119,104
Cash provided by financing activities	$3,373,000	$	Nil

As at September 30, 2008 the Company had working capital of $3,748,782 as compared to $1,819,564 as of September 30, 2007. The reason for increase in working capital is the raising of cash for $3,373,000 (net) through the issue of common shares during the three month period ended September 30, 2008.

Subsequent Events

Effective as of October 1, 2008 the Company terminated its contract with Endeavor Holdings, Inc. (“Endeavor”). The Company had an agreement with Endeavor that was effective as of March 3, 2008, pursuant to which Endeavor was retained to provide general marketing and business consulting services to the Company for a period of 12 months. Under the terms of the agreement, the Company was required to issue to Endeavor 25,000 shares of restricted common stock and $5,000 each month during the term of the agreement.

On November 7, 2008, the Company closed a “Share Exchange Agreement” pursuant to which it acquired all of the issued and outstanding shares of Infrastructure Materials Corp. US (“Infrastructure US"), a Nevada corporation owning limestone mineral properties in the U.S.. Todd Montgomery, a director and CEO of the Company, is Infrastructure’s sole shareholder and member of its board of directors.. As a result, Infrastructure became a wholly owned subsidiary of the Company. Under the terms of the Share Exchange Agreement, Mr. Montgomery received 397,024 common shares of the Company valued at $0.50 per share in exchange for all of the outstanding shares of Infrastructure. The shares issued by the Company represent a dollar value of $198,512. That amount was equal to Mr. Montgomery’s actual out-of-pocket expenditures for the incorporation of the Infrastructure and the cost of assembling the limestone properties owned by Infrastructure. The Agreement was preceded by a Letter of Intent entered into on August 11, 2008, which included a Canadian subsidiary of Infrastructure. The Company, after conducting a due diligence review, rejected acquiring the Canadian subsidiary of Infrastructure. Infrastructure subsequently divested its interest in the Canadian subsidiary prior to the consummation of the Share Exchange Agreement. As of the date of this report, the Company does not consider the mineral claims acquired pursuant to the Share Exchange Agreement material. Our assessment may change after exploration of the claims.

Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangement as of September 30, 2008 and September 30, 2007.

Contractual Obligations and Commercial Commitments

On August 20, 2008 the Company terminated the Option Agreement on the Como Claim Group entered into on August 21, 2006 and entered into a new agreement with the Optionee covering 87 mineral claims included in the original option. In the new agreement, the Company paid for the annual sustaining fees on 12 claims optioned in the original August 21, 2006 agreement and granted the Optionee a 1% NSR royalty on the 87 claims covered by the new agreement.

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

On March 12, 2008 the Company entered into an agreement effective as of March 3, 2008, with Endeavor Holdings, Inc. (“Endeavor”) pursuant to which Endeavor was retained to provide general marketing and business consulting services to the Company for a period of 12 months. Under the terms of the agreement, the Company is required to issue to Endeavor 25,000 shares of restricted common stock and $5,000 each month during the term of the agreement. The Company issued 100,000 restricted common shares valued at $58,000 till June 30, 2008 and an additional 75,000 shares valued at $43,500 during the three month period ended September 30, 2008. Effective October 1, 2008 the Company terminated the contract with Endeavor.

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

On May 20, 2008, the Company entered into an option agreement (the “Option Agreement”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”) effective as of May 1, 2008 (the “Date of Closing”), to acquire 25 mineral claims located in Elko County, Nevada and known as the “Medicine Claims.” During the term of the Option Agreement, the Company has the exclusive right to explore and develop, if warranted, the Medicine Claims. The Company paid $10,000 to the Optionees upon execution of the Option Agreement. The Option Agreement requires the Company to make additional payments as follows: $15,000 on the first anniversary of the Date of Closing, $30,000 on the second anniversary of the Date of Closing, $60,000 on the third anniversary of the Date of Closing and $80,000 on each anniversary of the Date of Closing thereafter until the tenth anniversary of the Date of Closing. The Optionees may elect to receive payment in cash or in shares of the Company’s common stock. Upon making the final payment on the tenth anniversary of the Date of Closing, the Company will have earned a 100% undivided interest in the Medicine Claims. Pursuant to the Option Agreement, the Medicine Claims are subject to a 3% net smelter return (“NSR”) royalty payable to the Optionees. The payments made during the term of the Option Agreement are to be applied as advance NSR royalty payments. Beginning on the eleventh anniversary of the Date of Closing, the Company is required to make annual advance royalty payments of $80,000. At such time as the Medicine Claims are in production, if ever, the Company shall make annual royalty payments equal to the greater of the actual 3% NSR or $80,000. The Company may terminate the Option Agreement at any time before the option is fully exercised upon 60 days notice to the Optionees. The Company does not consider the Medicine Claims to be material assets at this time; however this assessment may change upon further exploration.

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

The Company executed a contract (the “Drilling Contract”) with Christiansen Drilling, Inc. (“Christiansen”) a Nevada corporation, on June 27, 2008 (effective as of June 24, 2008), pursuant to which Christiansen was retained by the Company to conduct drilling projects on the Company’s mineral claims. The services Christiansen will provide under the Drilling Contract include: reverse circulation drilling with a three man crew at a rate of $500.00 per hour, equipment mobilization and demobilization at a rate of $150 per hour, grading and site preparation at a rate of $150 per hour, the procurement of drilling materials at cost plus 10%, and hole plugging(s), if needed, at a rate of $350 per hour plus material cost. Upon execution of the Drilling Contract the Company advanced $50,000 to be credited against future invoices submitted for various drill programs.

Effective August 11, 2008, the Company entered into a Letter of Intent to acquire all of the capital stock of Infrastructure Materials Corp. US (“Infrastructure US”), a Nevada corporation. Infrastructure US holds all the capital stock of Infrastructure Materials Corp. Canada, an Alberta corporation. The purchase price for all of the capital stock of Infrastructure US would be the issuance at closing of 1,500,000 common shares of Silver Reserve. Infrastructure US, together with its Canadian subsidiary, holds limestone mineral properties in the United States and Canada. The Company, after conducting it due diligence, rejected acquiring the Canadian subsidiary of Infrastructure US and completed the purchase of Infrastructure US only. Subsequent to the period covered by this report this transaction was consummated pursuant to a Share Exchange Agreement on November 7, 2008. See “Subsequent Events” above.

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

CONTROLS AND PROCEDURES

Based on an evaluation our Chief Executive Officer and Chief Financial Officer conducted, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) they concluded that our disclosure controls and procedures were effective as of September 30, 2008, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

1.	recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and

2.	accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In making this assessment, management, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Inherent in small business is the pervasive problem of segregation of duties. Given that the Company has a small accounting department, segregation of duties cannot be completely accomplished at this stage in the corporate lifecycle. Management has added many compensating controls to effectively reduce and minimize the risk of a material misstatement in the Company’s financial statements.

Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting is effective based on those criteria.

During the quarter ended September 30, 2008, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.	THERE ARE PENNY STOCK SECURITIES LAW CONSIDERATIONS THAT COULD LIMIT YOUR ABILITY TO SELL YOUR SHARES.

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

4.	CURRENT LEVELS OF MARKET VOLATILITY COULD HAVE ADVERSE IMPACTS

The capital and credit markets have been experiencing volatility and disruption. If the current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience adverse effects, which may be material. These effects may include, but are not limited to, difficulties in raising additional capital or debt and a smaller pool of investors and funding sources. There is thus no assurance the Company will have access to the equity capital markets to obtain financing when necessary or desirable.

5.	A GENERAL DETERIORATION IN ECONOMIC CONDITIONS MAY HAVE ADVERSE IMPACTS

The current economic environment is challenging and uncertain. The consequences of a prolonged recession may include a lower level of economic activity and uncertain regarding commodity markets. Further, the risks associated with industries in which the Company operates become more acute in periods of a slowing economy or slow growth.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS:

The Company is not a party to any pending legal proceeding or litigation and none of the Company’s property is the subject of a pending legal proceeding.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

On August 22, 2008, the Company completed private placements of 7,040,000 “Units” at $0.50 per Unit from accredited investors. Each one Unit consists of one common share and one half-common share purchase warrant. Each full warrant entitles the holder to purchase one common share at $0.75 on or before September 1, 2010. The private placement was conducted entirely outside the United States pursuant to an exemption from registration under the Securities Act of 1933, as amended, provided by Regulation S promulgated thereunder. All of the investors were non-U.S. Persons and executed subscription agreements containing the representations and covenants required for the exemption under Regulation S. The Company paid a commission of $147,000 and issued 294,000 broker warrants to purchase Units at $0.50 per Unit in connection with the private placement. These Units have the same terms as those sold to investors.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

ITEM 5: OTHER INFORMATION:

ITEM 6: EXHIBITS

Exhibits

(a)	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

	32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	In addition, the following reports are incorporated by reference:

Current Report on Form 8-K, “Item 3.02 – Unregistered sale of Equity Securities,” dated August 1, 2008.

Current Report on Form 8-K, “Item 5.02 – Departure of Directors or Certain Officers; Appointment of Certain Officers” dated August 13, 2008.

Current Report on Form 8-K, “Item 3.02 – Unregistered sale of Equity Securities,” dated August 18, 2008.

Current Report on Form 8-K, “Item 1.01-Entry into a Material Definitive Agreement,” dated November 7, 2008.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2008	/s/ Janet Shuttleworth
Janet Shuttleworth, Secretary