Form 10-Q
period 2008-12-31
INFRASTRUCTURE MATERIALS CORP.
filed 2009-02-13
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008
Commission file number  000-52641

INFRASTRUCTURE MATERIALS CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0492752
(State of incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding as of December 31, 2008 was 51,297,593.

INFRASTRUCTURE MATERIALS CORP.
 (FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(Amounts expressed in US Dollars)

(Unaudited-Prepared by Management)

CONTENTS

Interim Consolidated Balance Sheets as of December 31, 2008 and June 30, 2008	3

Interim Consolidated Statements of Operations for the six months and three months ended December 31, 2008 and December 31, 2007, and for the period from inception to December 31, 2008	4

Interim Consolidated Statements of Changes in Stockholders' Equity for the six months ended December 31, 2008 and for the period from inception to December 31, 2008	5

Interim Consolidated Statements of Cash Flows for the six months ended December 31, 2008 and December 31, 2007, and for the period from inception to December 31, 2008	6

Condensed Notes to Interim Consolidated Financial Statements	7 - 24

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Balance Sheets as at
December 31, 2008 and June 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Dec 31,	June 30,
	2008	2008
	$	$
ASSETS
Current
Cash and cash equivalents	3,003,916	1,553,855
Prepaid expenses and other receivables	133,079	155,546

Total Current Assets	3,136,995	1,709,401
Plant and Equipment, net (note 4)	1,243,408	1,340,836

Total Assets	4,380,403	3,050,237

LIABILITIES
Current
Accounts payable	114,652	157,516
Accrued liabilities	88,885	192,886

Total Liabilities	203,537	350,402

Commitments and Contingencies (note 9)

Related Party Transactions (note 10)

STOCKHOLDERS' EQUITY
Capital Stock (note 6)
Class ‘A’ Convertible Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 51,297,593 issued and outstanding	5,130	4,379
Additional Paid-in Capital	14,780,924	10,738,801
Deferred Stock Compensation (note 8)	(750,000)	(1,312,500)
Deficit Accumulated During the Exploration Stage	(9,859,188)	(6,730,845)

Total Stockholders' Equity	4,176,866	2,699,835

Total Liabilities and Stockholders' Equity	4,380,403	3,050,237

See Condensed notes to the Interim Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Operations
For the six months and three months ended December 31, 2008 and December 31, 2007 and the Period from Inception (June 3, 1999) to December 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the	For the	For the
		six months	six months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	inception	2008	2007	2008	2007

	$	$	$	$	$

Operating Expenses

General and administration	4,327,139	1,851,144	716,694	1,116,784	463,153
Project expenses	5,169,429	1,197,178	756,009	565,506	464,058
Amortization	603,522	106,333	124,350	53,328	62,237

Total Operating Expenses	10,100,090	3,154,655	1,597,053	1,735,618	989,448

Loss from Operations	(10,100,090)	(3,154,655)	(1,597,053)	(1,735,618)	(989,448)
Other income-interest	331,355	26,312	71,221	14,513	31,729

Interest	(90,453)	-	(20,839)	-	(3,190)

Loss before Income Taxes	(9,859,188)	(3,128,343)	(1,546,671)	(1,721,105)	(960,909)

Provision for income taxes	-	-	-	-	-

Net Loss	(9,859,188)	(3,128,343)	(1,546,671)	(1,721,105)	(960,909)

Loss per Weighted Average Number
of Shares Outstanding
-Basic and Fully Diluted		(0.06)	(0.04)	(0.03)	(0.02)

Basic Weighted Average Number
of Shares Outstanding During the Periods
-Basic and Fully Diluted		49,726,609	38,320,460	51,137,920	42,338,820

See Condensed notes to the Interim Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Financial Statements of Changes in Stockholders’ Equity
From Inception (June 3, 1999) to December 31, 2008
(Amounts expressed in US Dollars)
 (Unaudited-Prepared by Management)

					Deficit
					Accumulated
	Common Stock		Additional	Deferred	during the	Total
	Number		Paid-in	Stock	Exploration	Stockholders'
	of Shares	Amount	Capital	Compensation	Stage	Equity
		$	$	$	$	$
For the period from inception (June 3, 1999) through July 1, 2004	1	-	5,895		(5,895)	-
Net (loss)	-	-	910		(910)	-

Balance, June 30, 2005	1	-	6,805	-	(6,805)	-
Contribution to additional paid-in capital	-	-	3,024			3,024
Cancelled shares	(1)	-	(1)			(1)
Common shares issued for nil consideration	14,360,000	1,436	(1,436)		-	-
Common shares issued for cash	2,050,000	205	414,795		-	415,000
Subscription for stock			300,000		-	300,000
Stock issuance cost	-	-	(24,500)		-	(24,500)
Net loss	-	-	-		(87,574)	(87,574)

Balance, June 30, 2006 (audited)	16,410,000	1,641	698,687	-	(94,379)	605,949
Common shares issued for cash	3,395,739	340	548,595		-	548,935
Common shares issued to agents in lieu of commission for placement of common shares and convertible debentures	1,064,000	106	265,894		-	266,000
Common shares issued for acquisition of interests in mineral claims	3,540,600	354	884,796		-	885,150
Common shares issued for acquisition of interests in mineral claims	1,850,000	185	462,315		-	462,500
Common shares issued for acquisition of interests in a refinery	88,500	9	22,116		-	22,125
Common shares issued for purchase of a mill with capital equipments	6,975,000	697	1,743,053		-	1,743,750
Stock issuance cost			(59,426)			(59,426)
Stock based compensation			30,026			30,026
Net loss for the year ended June 30, 2007		-	-		(2,845,424)	(2,845,424)

Balance, June 30, 2007 (audited)	33,323,839	3,332	4,596,056	-	(2,939,803)	1,659,585
Common stock issued to consultants	3,000,000	300	2,249,700	(1,875,000)	-	375,000
Stock based compensation		-	139,272		-	139,272
Conversion of convertible debentures with accrued interest	7,186,730	719	3,590,801	-	-	3,591,520
Common shares issued for acquisition of
interests in mineral claims	175,000	18	104,982			105,000
Common stock issued to a consultant	100,000	10	57,990			58,000
Amortization of deferred stock compensation				562,500		562,500
Net loss for the year					(3,791,042)	(3,791,042)
Balance June 30, 2008 (audited)	43,785,569	4,379	10,738,801	(1,312,500)	(6,730,845)	2,699,835

Common shares issued for cash (net)	7,040,000	704	3,372,296	-	-	3,373,000
Common stock issued to a consultant	75,000	7	43,493	-	-	43,500
Common stock issued on acquisition of a subsidiary	397,024	40	31,722	-	-	31,762
Stock based compensation			594,612			594,612
Amortization of deferred stock compensation				562,500		562,500
Net loss for the six month period					(3,128,343)	(3,128,343)
Balance December 31, 2008 (unaudited)	51,297,593	5,130	14,780,924	(750,000)	(9,859,188)	4,176,866

See Condensed notes to the Interim Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Cash Flows
For the six months ended December 31, 2008 and December 31, 2007 and for the period from Inception to December 31, 2008.
 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Cumulative
	Since	Dec 31,	Dec 31,
	Inception	2008	2007
Cash Flows from Operating Activities
Net loss	(9,859,189)	(3,128,343)	(1,546,671)
Adjustment for:
Amortization	603,522	106,333	124,350
Amortization of debt issuance cost	247,490	-	82,555
Stock based compensation	763,910	594,612	68,139
Shares issued for mineral claims, as part of project expenses	1,452,650	-	-
Shares issued for consultant services expensed	1,601,500	606,000	375,000
Shares issued on acquisition of subsidiary	31,762	31,762
Interest on convertible debentures	90,453	-	20,838
Changes in non-cash working capital
Prepaid expenses	(133,079)	22,467	(42,018)
Accounts payable	114,652	(42,864)	21,549
Accrued liabilities	89,327	(104,001)	(73,489)

Net cash used in operating activities	(4,997,002)	(1,914,034)	(969,747)

Cash Flows from Investing Activities
Decrease in Short-term investments	-	-	1,124,059
Acquisition of plant and equipment for cash	(83,389)	(8,905)	(4,955)
Proceeds from sale of plant and equipment	2,500

Net cash provided (used) in investing activities	(80,889)	(8,905)	1,119,104

Cash Flows from Financing Activities
Issuance of common shares for cash	4,790,740	3,520,000	-
Issuance of convertible debentures subsequently converted to cash	3,501,067	-	-
Stock and debenture placement commissions paid in cash	(210,000)	(147,000)	-

Net cash provided by financing activities	8,081,807	3,373,000	-

Net Change in Cash	3,003,916	1,450,061	149,357
Cash- beginning of period	-	1,553,855	2,639,256

Cash - end of period	3,003,916	3,003,916	2,788,613

Supplemental Cash Flow Information
Interest paid	-	-	-

Income taxes paid	-	-	-

See Condensed notes to the Interim Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) considered necessary for fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended June 30, 2009. Interim financial statements should be read in conjunction with the company’s annual audited financial statements.

On December 1, 2008, Infrastructure Materials Corp. (the “Company”) amended its Certificate of Incorporation to change its name to “Infrastructure Materials Corp.” from Silver Reserve Corp. The name change was effected pursuant to Section 253 of the Delaware General Corporation Law by merging a wholly-owned subsidiary (formed for the purpose of implementing the name change) into the Company.  The Company is the surviving corporation and, in connection with the merger, it has amended its Certificate of Incorporation to change its name to Infrastructure Materials Corp. pursuant to the Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware on December 1, 2008.

On December 18, 2008 the Company incorporated a second wholly owned subsidiary in the State of Delaware under its former name “Silver Reserve Corp.” and assigned all of the silver/base metal projects to this subsidiary.

The interim consolidated financial statements include the accounts of the Company and its subsidiaries, Infrastructure Materials Corp US and Silver Reserve Corp.  All material inter-company accounts and transactions have been eliminated.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

2.	Exploration Stage Activities

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is in the exploration stage and has not yet realized revenues from its planned operations.  The Company has incurred a cumulative loss of $9,859,188 from inception to December 31, 2008.  The Company has funded operations through the issuance of capital stock and convertible debentures.  In May and June of 2006, the Company closed a private placement of its common stock for gross proceeds of $415,000.  During the year ended June 30, 2007 the Company raised $848,935 (including $300,000 received in prior year as stock subscription) through private placement of its common stock for cash.  The Company also issued Convertible Debentures in the amount of $1,020,862 during the year ended June 30, 2006 and issued Convertible Debentures in the amount of $2,480,205 during the year ended June 30, 2007.   During the three-month period ended September 30, 2008 the Company completed private placements of common stock for proceeds of $3,373,000 net of cash expenses. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from production of minerals or metals on its properties, if feasible.

3.	Nature of Operations

The Company was incorporated on June 3, 1999 as 54836 Corp. under the laws of the State of Delaware.  On April 10, 2006, 54836 Corporation changed its name to “Silver Reserve Corp.” The Company acquired fifteen claim groups in the State of Nevada covering 853 claims that have the potential for the development of a precious or base metal resource.  The Company undertook exploration of these claims throughout 2008.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

3.	Nature of Operations - Cont.

In November of 2008, the Company substantially changed its business focus to the exploration and development of cement grade limestone properties, also located in the States of Nevada and Idaho.  The Company acquired Infrastructure Materials Corp US (“IMC US”), a Nevada Corporation, pursuant to a Share Exchange Agreement (the “Agreement”) between the Company, IMC US and Todd D. Montgomery dated as of November 7, 2008. Mr. Montgomery was the sole shareholder of IMC US in addition to serving as the Company’s Chief Executive Officer and as a member of its Board of Directors.  The Agreement was approved by the members of the Company’s Board of Directors on November 6, 2008.  Under the terms of the Agreement, the Company acquired all of the issued and outstanding stock of IMC US in exchange for 397,024 shares of the Company’s common stock at agreed price of $0.50 per share. The transaction is measured at the fair value, being the market value of the equity instruments delivered on the transaction date. The fair value of 397,024 shares issued was measured at $31,762.

IMC US controls eight limestone mineral claim groups covering 24,000 acres and has leased the Mineral Rights on an additional 4,480 net acres.  The Company does not consider the claims or mineral rights to be material at this time and has expensed this cost to project expense.  The Company’s assessment of the claims and mineral rights may change after exploration of the claims.

On December 1, 2008, the Company amended its Certificate of Incorporation to change its name to from “Silver Reserve Corp.” to “Infrastructure Materials Corp.”

The Company operates with the intent of exploration and extraction of limestone, silver and other metals in the States of Nevada and Idaho.

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

3.	Nature of Operations-Cont’d

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.	Plant and Equipment, Net-Cont’d

	December 31, 2008	Accumulated	June 30, 2008	Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Office, furniture and fixtures	18,325	7,240	17,573	6,036
Computer equipment	6,571	2,723	6,408	2,049
Leasehold improvements	16,230	12,110	16,230	9,405
Plant and Machinery	1,514,511	472,351	1,514,511	387,851
Tools	6,724	2,694	5,781	2,186
Vehicles	70,528	17,893	63,481	12,566
Consumables	64,197	50,154	64,197	45,473
Molds	900	498	900	427
Mobile Equipment	73,927	29,283	73,927	24,323
Factory Buildings	74,849	8,408	74,849	6,705

	1,846,762	603,354	1,837,857	497,021

Net carrying amount		1,243,408	1,340,836
Amortization charges		106,333	249,842

5.	Convertible Debentures

During the year ended June 30, 2007, the Company issued convertible debentures for a total of $2,480,205. During the quarter ended December 31, 2007, all holders of the Company’s convertible debentures exercised their conversion rights.  Under the terms of the convertible debentures, the holders converted the principal amount of their convertible debentures into “units” at $0.50 per unit, where each unit consisted of a share of the Company’s common stock (a “Share”) and a warrant to purchase a Share at a purchase price of $0.75 per Share.  An aggregate of 7,002,134 Shares and an aggregate of 7,002,134 Share purchase warrants were issued upon conversion of the principal amount.

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

 INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

5.	Convertible Debentures-Cont’d

The Shares issued upon conversion of the convertible debentures and the Shares underlying the warrants are subject to a lock-up agreement limiting their resale. Pursuant to that agreement, up to 25% of the shares became available for re-sale as of April 24, 2007, the date on which a Registration Statement on Form SB-2 covering the shares became effective (the “Date of Effectiveness”), and were available for re-sale, six months from the Date of Effectiveness, 25% were available for re-sale twelve months from the Date of Effectiveness and remaining 25% could be re-sold at any time after eighteen months from the Date of Effectiveness.  None of such restrictions on re-sale are currently applicable. With respect to Shares issued upon exercise of the warrants, pursuant to the lock-up agreement in each case 50% of the Shares received on exercise a warrant will be free trading with the remaining 50% to become free trading six months following the exercise of the such warrants.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2008
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

During the three-month period ended December 31, 2007, all holders of the Company’s convertible debentures exercised their conversion rights. Under the terms of the convertible debentures, the holders converted the principal amount of their convertible debentures into “units” at $0.50 per unit, where each unit consisted of a Share and a warrant to purchase a Share at a purchase price of $0.75 per Share.  An aggregate of 7,002,134 Shares and an aggregate of 7,002,134 share purchase warrants were issued upon conversion of the principal amount.

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2008
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

Three month period ended September 30, 2008

On August 22, 2008, the Company completed private placements of Units at $0.50 per Unit from accredited investors for 7,040,000 Units.   Each Unit consists of One Common Share and one half a common share purchase warrant.  Each full warrant entitles the holder to purchase one common share at $0.75 on or before September 1, 2010.  The private placement was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to an exemption afforded by Regulation S promulgated thereunder (“Regulation S”).  All of the investors were non-U.S. Persons. The Company paid a commission of $147,000 and issued 294,000 broker warrants to purchase Units at $0.50 per Unit in connection with the private placement.  The Units have the same terms as those sold to investors.

The Company issued 25,000 common shares to Endeavor Holdings on each of July 1, August 1 and September 1 of 2008 for a total of 75,000 common shares valued at $43,500 in accordance with the terms of the contract that became effective March 3, 2008.  Effective as of October 1, 2008 the Company terminated its contract with Endeavor Holdings, Inc.

Three month period ended December 31, 2008

On August 12, 2008, the Company announced that it entered into a non-binding letter of intent (the “LOI”) dated as of August 12, 2008 to acquire, as a wholly-owned subsidiary, Infrastructure Materials Corp. US (“IMC US”), a Nevada corporation.  The Company completed the acquisition of all of the outstanding shares of IMC US on November 7, 2008. IMC US holds limestone mineral properties in the United States, and is actively engaged in acquiring additional limestone mineral properties.  Todd Montgomery, a director and CEO of the Company, was the sole shareholder of IMC US.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	Issuance of common shares and warrants-cont’d

Under the terms of the Share Exchange Agreement, Mr. Montgomery received 397,024 common shares of the Company at an agreed value of $0.50 per share which was accounted at the fair value on the date of transaction, in exchange for all of the outstanding shares of IMC US.  The transaction is measured at the fair value, being the market value of the equity instruments delivered on the transaction date. The fair value of 397,024 shares issued was measured at $31,762. IMC US owns certain limestone mineral claims in the States of Nevada and Idaho which the Company does not consider material at this time and has expensed this cost to project expense.  The Company’s assessment of the claims may change after exploration of the claims.

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	Issuance of common shares and warrants-cont’d

Three month period ended December 31, 2008

On December 11, 2008, the Board of Directors approved a resolution which reduced the exercise price of all unexercised warrants from $0.75 per share to $0.25 per share, only if the warrants are exercised prior to February 28, 2009. This was a one time offer.

7.	Stock Based Compensation

In April of 2006, the Board of Directors approved an employee stock option plan ("2006 Stock Option Plan"), the purpose of which is to enhance the Company's stockholder value and financial performance by attracting, retaining and motivating the Company's officers, directors, key employees, consultants and its affiliates and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company's success through stock ownership. Under the 2006 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company may be granted options to acquire common shares of the Company at the fair market value of the stock on the date of grant.  Options may have a term of up to 10 years.  The total number of shares reserved for issuance under the 2006 Stock Option Plan is 5,000,000.

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

Six months ended December 31, 2008

On August 7, 2008, the Board granted stock options to Kim Fraser to purchase 50,000 common shares each at an exercise price of $0.46 per share and for a term of 5 years. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest at the rate of 1/12 each month until fully vested.  On September 12, 2008 the Company cancelled the unvested options.  The time allotted under the 2006 Stock Option Plan for Ms. Fraser to exercise the vested options has expired.

On April 2, 2008 the Board had granted options to two newly appointed officers to purchase 200,000 common shares each at an exercise price of $0.35 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested.  Due to the resignation of one officer on July 31, 2008, 150,000 unvested options were forfeited. Further, due to the resignation of the other officer on December 31, 2008, 66,667 unvested options were forfeited.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Stock Based Compensation-Cont’d

On December 11, 2008 the Board granted options to three directors to purchase 400,000 common shares each; three directors to purchase 50,000 common shares each; one consultant to purchase 400,000 common shares; one consultant to purchase 100,000 common shares; one consultant to purchase 50,000 common shares and two consultants to purchase 25,000 common shares each for a total of 1,950,000 options to purchase common shares in the Company at an exercise price of $0.15 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month commencing December 19, 2008 until fully vested. The option granted shall be for a term of 5 years.

On December 11, 2008 the Board granted options to one consultant to purchase 50,000 common shares each at an exercise price of $0.25 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested. The option granted shall be for a term of 5 years.

On December 11, 2008, the Board granted options to one consultant to purchase 50,000 common shares at an exercise price of $0.25 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest 5,000 each month commencing January 1, 2009 until fully vested. The option granted shall be for a term of 5 years.

On December 19, 2008, the Company approved the reduction of the exercise price of 1,950,000 outstanding options which had earlier been issued at $0.50 to 1,900,000 option holders and at $0.60 to 50,000 option holder to a new exercise price of $0.30 per share, with all other terms of the original grant remaining the same. This reduction in exercise price relates to 250,000 options each issued to six directors on April 10, 2007; 250,000 options issued to a consultant on April 10, 2007; 50,000 options each issued to two consultants on April 10, 2007; 50,000 options issued to one consultant on April 17, 2007 and 50,000 options issued to one consultant on January 24, 2008.

On December 19, 2008, 250,000 options issued to a director on June 23, 2008 were cancelled, as the director was issued new options to purchase 400,000 common shares on December 11, 2008.

For the six month period ended December 31, 2008, the Company recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Stock Based Compensation-Cont’d
Date of grant	10-Apr 2007	17-Apr 2007	24-Jan 2008	2-Apr 2008	23-Jun 2008	7-Aug 2008	11-Dec 2008	11-Dec 2008	11-Dec 2008	19-Dec 2008	Total

Risk free rate	4.50%	4.50%	5.00%	5.00%	5.00%	5.00%	2.95%	2.95%	2.95%	2.95%

Volatility factor	50%	50%	50%	90.86%	111.64%	112.99%	149.96%	149.96%	149.96%	166.69%

Expected dividends	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	-

Forfeiture rate	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	-

Expected life	5 years	5 years	5 years	5 years	5 years	5 years	5 years	5 years	5 years	1-4 years	-

Exercise price	$0.50	$0.50	$0.60	$0.35	$0.52	$0.46	$0.15	$0.25	$0.25	$0.30	-

Total number of options granted	1,850,000	50,000	50,000	400,000	250,000	50,000	1,950,000	50,000	50,000	1,950,000 *	6,650,000

Grant date fair value	$0.07	$0.07	$0.29	$0.25	$0.42	$0.38	$0.14	$0.13	$0.13	$0.18-$0.27	-

Total number of options cancelled/forfeited	(1,850,000)*	(50,000)*	(50,000)*	(216,667)	(250,000)	(50,000)					(2,466,667)

Stock-based compensation cost expensed during the six month period ended Dec 31, 2008			$7,038	$29,561	$46,088	$1,564	$9,516	$383		$500,462	594,612

Unexpended Stock-based compensation cost deferred over the vesting period							$257,653	$6,275	$6,658	$8,755	$279,341

* The exercise price of these options was reduced to $0.30 on December 19, 2008.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

The following table summarizes the options outstanding as at December 31, 2008:

Outstanding, beginning of year	2,600,000
Granted	4,050,000	*
Forfeited/Cancelled	(2,466,667	)*

Outstanding at December 31, 2008	4,183,333

* Includes 1,950,000 options for which the Company reduced the exercise price to $0.30 per share.

As of December 31, 2008, there was $279,341 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the six-month period ended December 31, 2008 was $594,612.

8.	Deferred Stock Compensation

The Company issued 1,500,000 restricted common shares each to two consultants, for a total of 3,000,000 common shares valued at $2,250,000.  The Company expensed proportionate consulting expenses of $937,500 during the year ended June 30, 2008 and $562,500 during the six month period ended December 31, 2008 and the balance of $750,000 is reflected as a deferred stock compensation expense under shareholders’ equity in the balance sheet.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Commitments and Contingencies

On August 1, 2006, the Company acquired the Pansy Lee Claims from Anglo Gold Mining Inc. in exchange for 1,850,000 shares of the Company’s common stock.  Our interest was acquired pursuant to an Asset Purchase Agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”).  Pursuant to the Pansy Lee Purchase Agreement, in the event that any one or more claims becomes a producing claim, our revenue is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue.  Gross revenue would be calculated after commercial production commences and includes the aggregate of the following amounts: revenue received by the Company from arm’s length purchasers of all mineral products produced from the property, the fair market value of all products sold by the Company to persons not dealing with the Company at arms length and the Company’s share of the proceeds of insurance on products.  From such revenue, the Company would be permitted to deduct:  sales charges levied by any sales agent on the sale of products; transportation costs for products; all costs, expenses and charges of any nature whatsoever which are either paid or incurred by the Company in connection with the refinement and beneficiation of products after leaving the property and all insurance costs and taxes.

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2008
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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2008
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

On May 1, 2008 the Company entered into a one year renewable contract with Lance Capital Ltd. for consulting and corporate administrative services with compensation at a rate of $12,500 per month.  The monthly fee was reduced to $10,000 per month in December, 2008 and will be further reduced to $7,500 per month in February, 2009.

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

Effective June 1, 2008, the Company entered into a consulting contract with a geologist expiring December 31, 2008.  The contract will be automatically renewed after December 31, 2008, subject to any mutually agreed changes in the hourly fees for services, unless terminated by either party.  The Company will compensate at the rate of $200 per day for the first 30 days, $225 per day during days 30 to 90 days and $275 per day during days 90 to December 31, 2008.  Either part may terminate this contract with or without cause on thirty days written notice. On December 1st, 2008 the Company agreed to an amendment of the agreement with the following changes;

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Commitments and Contingencies-Cont’d

1.	The Engagement shall be under the direction of Roger Hall who will set the number of day to be worked and functions to be carried out.
2.
The Term of the renewal shall be 12 months expiring on December 31, 2009 and shall automatically renew on the same terms and conditions or any modification thereof that may take place during the Term, subject to the termination provisions set out in the original Agreement.

3.	The Payment during the renewal period shall be $275 per day and the Company agrees to conduct a review of the daily rate on March 31, 2009 to determine if any change in the daily rate is warranted.

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

On December 8, 2008, the Company’s wholly owned subsidiary, Infrastructure Materials Corp. US entered into a Mineral Lease Agreement with Earl Edgar Mineral Trust to lease certain mineral rights in Elko County, in the State of Nevada.  The term of this Lease is ten (10) years (the “Term”), provided that the Lessee is conducting exploration, development or mining either on surface or underground on the property containing the Mineral Rights this Lease shall automatically renew (without the need for notice) for an additional ten-year term at the end of the Term on the same terms and conditions as set out herein unless terminated.  The rent shall be paid each year on the anniversary date of the Agreement as follows:

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Commitments and Contingencies-Cont’d

$1.00 per Net Acre on execution of this Agreement and on January 1, in each year commencing in 2010 the Lessee shall make the following payments during the Term:

2010	$1.00 per net acre
2011	$2.00 per net acre
2012	$2.00 per net acre
2013	$3.00 per net acre
2014	$3.00 per net acre
2015	$4.00 per net acre
2016	$4.00 per net acre
2017	and on each January 1 in all following years of the Term and any renewal thereof $5.00 per net acre.

The Lease covers 100% of the mineral rights on 1,120 acres (Property A) and 50% of the mineral rights on 6,740 acres (Property B)

The Lessor is entitled to receive a Royalty of $0.50 per ton for material mined and removed from Property A and $0.25 per ton for material mined and removed from Property B during the Term of the Lease. and any renewal thereof.

10.	Related Party Transactions

Six months ended December 31, 2008

Roger Hall, a Director of the Company, received $86,318 in connection with services he performed for the Company as a senior geologist.

Janet Shuttleworth, Treasurer and Corporate Secretary, was paid $27,476. Janet resigned on December 31, 2008.

Joanne Hughes, Corporate Secretary, received $4,110 from July 1, 2008 to July 30, 2008 (date of resignation).

Mason Douglas, President, was paid $51,000.

On April 2, 2008 the Board granted options to two newly appointed officers to purchase 200,000 common shares each at an exercise price of $0.35 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested.  The options granted are for a term of 5 years. Due to the resignation of one officer, the unvested options were forfeited. The Company expensed stock based compensation cost for $16,892 during the six month period ended December 31, 2008.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	Related Party Transactions-Cont’d

On June 23, 2008 the Board granted options to the newly appointed President to purchase 250,000 common shares at an exercise price of $0.52 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested.  The options granted are for a term of 5 years. The Company expensed stock based compensation cost for $46,088 during the six month period ended December 31, 2008. On December 19, 2008, these options were cancelled since this director was granted 400,000 new options on December 11, 2008.

On December 11, 2008 the Board granted options to three directors to purchase 400,000 common shares each and to three other directors to purchase 50,000 common shares for a total of 1,350,000 options to purchase common shares in the Company at an exercise price of $0.15 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month commencing December 19, 2008 until fully vested. The option granted shall be for a term of 5 years. The Company expensed stock based compensation cost for $6,588 during the six month period ended December 31, 2008.

On December 19, 2008, the Company approved the reduction of the exercise price of 1,500,000 outstanding options issued on April 10, 2007 to six directors from $0.50 to new option price of $0.30 per share, with all other terms of the original grant remaining the same. The Company expensed stock based compensation cost for $394,348 during the six month period ended December 31, 2008.

On August 12, 2008, the announced that it entered into a non-binding letter of intent (the “LOI”) dated as of August 12, 2008 to acquire, as a wholly-owned subsidiary, Infrastructure Materials Corp. US (“IMC US”), a Nevada corporation. The Company completed the acquisition of all of the outstanding shares of IMC US on November 7, 2008.  Todd Montgomery, a director and CEO of the Company, was the sole shareholder of IMC US.

Under the terms of the Share Exchange Agreement, Mr. Montgomery received 397,024 common shares of the Company at an agreed value of $0.50 per share which was accounted at the fair value on the date of transaction, in exchange for all of the outstanding shares of IMC US.  The transaction is measured at the fair value, being the market value of the equity instruments delivered on the transaction date. The fair value of 397,024 shares issued was measured at $31,762.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

11.	Subsequent Events

Effective January 1, 2009 Joanne Hughes was appointed Corporate Secretary of the Corporation.

Effective January 1, 2009, the Company entered into a Consulting Agreement with Scott Koyich (the “Consultant”) to provide consulting services with respect to financial public relations, business promotion, business growth and development for a term of six months.  The Consultant shall be paid $5,000 per month for his services during the term of the Agreement.  In addition, the Company granted the Consultant an Option to acquire 300,000 common shares of the Company at $0.15 per share for a term of five years. These options will vest at the rate of 50,000 shares per month.

Effective January 26, 2009, the Company’s common shares began to trade under the new symbol “IFAM” on the NASDAQ OTC-BB national market.

On January 23, 2009, the Company received an election to purchase 1,458,275 common shares under the exercise of warrants at $0.25 per share.  The Company agreed to accept payment of $450,085 Canadian dollars that represented $364,586.75 US dollars.  This exercise price of $0.25 per share was part of a one time offer to all warrant holders approved by the Board of Directors on December 11, 2008 that provides that the exercise price be reduced from $0.75 per share to $0.25 per share if the warrants are exercised prior to February 28, 2009.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
FOR THE SIX MONTH AND THREE MONTH PERIOD ENDED DECEMBER 31, 2008

PLAN OF OPERATIONS

We will require additional capital to implement development of our claim groups and to bring the mill to operation.  We expect to raise this capital through a public offering, private placements of our securities or through loans or some combination of the foregoing.

Discussion of Operations and Financial Condition

Six Month and Three Month Period ended December 31, 2008

Infrastructure Materials Corp. (the “Company” or “Infrastructure”) has no source of revenue and we continue to operate at a loss.  We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter.  As at December 31, 2008, we had accumulated losses of $9,859,188.  Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

The Company’s major endeavor over the three months ended December 31, 2008 has been its effort to acquire cement grade limestone properties and pursue exploration activities on our key silver/base metal Projects.

We have continued to raise capital and are moving forward with development of the Company.  We have completed the evaluation of all 15 of our silver/base metal projects and determined that the Pansy Lee, Medicine and Silver Queen Projects provide the best opportunity for development of resources that could go to production.  We are progressing towards permitting of the Red Rock mill site at Mina, Nevada.  Earlier in 2008, the Company began to research the need for repair and upgrading of the North American infrastructure.  Prior to the current economic problems facing the world, the Company determined that infrastructure repair would increase the demand for cement and those areas like Nevada and California had a significant short fall in cement production.  As a result of this research, the Company set out to acquire cement grade limestone properties in strategic locations that could provide supply in these areas.  Current proposals by governments to create jobs through large scale expenditures in infrastructure only enhance the Company’s opportunity.

In November of 2008, the Company substantially changed its business focus to the exploration and development of cement grade limestone properties, located in the States of Nevada and Idaho.  The Company acquired Infrastructure Materials Corp US (“IMC US”), a Nevada Corporation, pursuant to a Share Exchange Agreement (the “Agreement”) between the Company, IMC US and Todd D. Montgomery dated as of November 7, 2008. Mr. Montgomery was the sole shareholder of IMC US in addition to serving as the Company’s Chief Executive Officer and as a member of its Board of Directors.  The Agreement was approved by the members of the Company’s Board of Directors on November 6, 2008.  Under the terms of the Agreement, the Company acquired all of the issued and outstanding stock of IMC US in exchange for 397,024 shares of the Company’s common stock at agreed price of $0.50 per share or $198,512.  That amount represents Mr. Montgomery’s out-of-pocket expenditures for the incorporation of the IMC US and the cost of assembling the limestone properties owned by IMC US.  For accounting purposes the transaction is measured at the fair value, being the market value of the equity instruments delivered on the transaction date. The fair value of 397,024 shares issued was measured at $31,762.  As of the date of this report, the Company does not consider the mineral claims acquired pursuant to the Agreement material.  Our assessment may change after exploration of the claims.

On December 1, 2008, the Company amended its Certificate of Incorporation to change its name from Silver Reserve Corp. to “Infrastructure Materials Corp.”  The name change was effected pursuant to Section 253 of the Delaware General Corporation Law by merging a wholly-owned subsidiary (formed for the purpose of implementing the name change) into the Company. The Company is the surviving corporation and, in connection with the merger, it has amended its Certificate of Incorporation to change its name to Infrastructure Materials Corp. pursuant to the Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware.

On December 1, 2008, the Independent Contractor Agreement made between Mark Weiderspon and the Company was amended to renew the contract for a period of one year from January 1, 2009, and payment to be $275 per day to be reviewed by the Company on March 31, 2009.

On December 8, 2008, IMC US entered into a Mineral Lease Agreement with Earl Edgar Mineral Trust to lease certain mineral rights in the State of Nevada.  The agreement is for a term of 10 years and rent shall be paid in accordance with the Mineral Lease Agreement.

On December 18, 2008 the Company incorporated a second wholly owned subsidiary in the State of Delaware under its former name “Silver Reserve Corp.”(SRC) and assigned all of its silver/base metal projects to this subsidiary.  The parent company retained ownership of the milling facility at Mina Nevada.  The following is a diagram of the present corporate structure.

On December 11, 2008, the Company authorized the issuance of 1,950,000 options to purchase common shares of the Company, at an exercise price of $0.15 per shares.  These options were granted for a term of 5 years.  The Company also cancelled 250,000 options granted on June 23, 2008 with an exercise price of $0.52.

On December 19, 2008, the Company approved the reduction of the exercise price of 1,950,000 outstanding options to $0.30 per share with all other terms of the grant remaining the same.

On December 31, 2008, the Company accepted the resignation of Janet Shuttleworth as Treasurer and Corporate Secretary of the Corporation.

SELECTED INFORMATION

	Three months ended	Three months ended
	December 31, 2008	December 31, 2007

Revenues	$ Nil	$ Nil
Net Loss	$1,721,105	$960,909
Loss per share-basic and diluted	$(0.03)	$(0.02)

	Six months ended	Six months ended
	December 31, 2008	December 31, 2007

Revenues	$ Nil	$ Nil
Net Loss	$3,128,343	$1,546,671
Loss per share-basic and diluted	$(0.06)	$(0.04)

	As at	As at
	December 31, 2008	June 30, 2008

Total Assets	$4,380,403	$3,050,237
Total Liabilities	$203,537	$350,402
Cash dividends declared per share	$ Nil	$ Nil

The total assets as of December 31, 2008 include cash and cash equivalents for $3,003,916, prepaid expenses for $133,079 and capital assets for $1,243,408.  As of June 30, 2008 total assets include cash and cash equivalents for $1,553,855, prepaid expenses and other receivables for $155,546 and capital assets for $1,340,836.

Revenues

No revenue was generated by the Company’s operations during the three-month periods ended December 31, 2008 and December 31, 2007.

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

Mineral property acquisition costs will be capitalized in accordance with the FASB Emerging Issues Task Force ("EITF") Issue 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and that adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property payments are expensed as incurred if the criteria for capitalization is not met.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the three-month period ended December 31, 2008 is general and administrative expense of $1,116,784, as compared with $463,153 for the three-month period ended December 31, 2007. During the six-month period ended December 31, 2008, the general and administrative expense was $1,851,144, as compared to $716,694 for the six month period ended December 31, 2007 General and administrative expense represents approximately 59% of the total operating expense for the six-month period ended December 31, 2008 and approximately 45 % of the total operating expense for the six-month period ended December 31, 2007. General and administrative expense represents professional, consulting, office and general and other miscellaneous costs incurred during the six month and three month periods ended December 31, 2008 and December 31, 2007. General and administrative expense increased by $1,134,450 in the current six month period, as compared to the similar six month period for the prior year. The increase in this expense is mainly due to non-cash expense relating to issue of stock to consultants for $606,000 (prior period $375,000), non-cash expense relating to stock based compensation for $594,612 (prior period $68,139) and due diligence costs of $175,719 (prior period $nil) relating to the acquisition of Infrastructure Materials Corp. US (“IMC US”), a Nevada corporation.

(b) Project Expense

Included in operating expenses for the three-month period ended December 31, 2008 is project expense of $565,506 as compared with $464,058 for the three-month period ended December 31, 2007. During the six month period ended December 31, 2008, the project expense was $1,197,178 as compared to $756,009 during the six month period ended December 31, 2007. Project expense is a significant expense and it represents approximately 38% of the total operating expense for the six-month period ended December 31, 2008 and approximately 47% of the total operating expense for the six-month period ended December 31, 2007. The increase in expense is due to the Company incurring additional costs on exploration of its properties.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow and cash in hand for the six-month period:

	December 31, 2008	December 31, 2007

Cash and cash equivalent	$3,003,916		$2,788,613
Working capital	$2,933,458		$2,712,744
Cash used in operating activities	$(1,914,034)		$(969,747)
Cash provided (used) in investing activities	$(8,905)		$1,119,104
Cash provided by financing activities	$3,373,000	$	Nil

As at December 31, 2008 the Company had working capital of $2,933,458 as compared to $2,712,744 as of December 31, 2007.

Subsequent Events

Effective January 1, 2009, the Company entered into a Consulting Agreement with Scott Koyich (the “Consultant”) to provide consulting services with respect to financial public relations, business promotion, business growth and development for a term of six months.  The Consultant shall be paid $5,000 per month for his services during the term of the Agreement.  In addition, the Company granted the Consultant an Option to acquire 300,000 common shares of the Company at $0.15 per share for a term of five years. These options will vest at the rate of 50,000 shares per month.

Effective January 1, 2009, Joanne Hughes was appointed Corporate Secretary of the Corporation.

On January 23, 2009, the Company received an election to purchase 1,458,275 common shares under the exercise of warrants at $0.25 per share.  The Company agreed to accept payment of 450,085 Canadian dollars that represented $364,586.75 US dollars.  This exercise price of $0.25 per share was part of a one time offer to all warrant holders approved by the Board of Directors on December 11, 2008 that provides that the exercise price be reduced from $0.75 per share to $0.25 per share if the warrants are exercised prior to February 28, 2009.

Effective January 26, 2009, the Company’s common shares began to trade under the new symbol “IFAM” on the NASDAQ OTC-BB national market.

Off-Balance Sheet Arrangement

The Company had no off-balance sheet arrangement as of December 31, 2008 and December 31, 2007.

Contractual Obligations and Commercial Commitments

On August 1, 2006, the Company acquired the Pansy Lee Claims from Anglo Gold Mining Inc. in exchange for 1,850,000 shares of the Company’s common stock.  Our interest was acquired pursuant to an Asset Purchase Agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”).  Pursuant to the Pansy Lee Purchase Agreement, in the event that any one or more claims becomes a producing claim, our revenue is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue.  Gross revenue would be calculated after commercial production commences and includes the aggregate of the following amounts: revenue received by the Company from arm’s length purchasers of all mineral products produced from the property, the fair market value of all products sold by the Company to persons not dealing with the Company at arms length and the Company’s share of the proceeds of insurance on products.  From such revenue, the Company would be permitted to deduct:  sales charges levied by any sales agent on the sale of products; transportation costs for products; all costs, expenses and charges of any nature whatsoever which are either paid or incurred by the Company in connection with the refinement and beneficiation of products after leaving the property and all insurance costs and taxes.

On August 20, 2008 the Company terminated the Option Agreement on the Como Claim Group entered into on August 21, 2006 and entered into a new agreement with the Optionee covering 87 mineral claims included in the original option. In the new agreement, the Company paid for the annual sustaining fees on 12 claims optioned in the original August 21, 2006 agreement and granted the Optionee a 1% NSR royalty on the 87 claims covered by the new agreement.  The Company does not intend to retain these claims and will not pay the sustaining fees in August 2009.

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

On April 4, 2008, the Company entered into a Consultant Agreement with Lumos and Associates, to facilitate completing exploration drilling “Notice of Intent” and plan of operation in compliance with the requirements of the United States Bureau of Land Management. The Company estimates the costs of each Notice of Intent and plan of operation to range from $3,000 to $4,000.

On May 1, 2008 the Company entered into a one year renewable contract with Lance Capital Ltd. for consulting and corporate administrative services with compensation at a rate of $12,500 per month.  The monthly fee was reduced to $10,000 per month in December, 2008 and will be further reduced to $7,500 per month in February, 2009.

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

Effective June 1, 2008, the Company entered into a consulting contract with a geologist expiring December 31, 2008.  The contract will be automatically renewed after December 31, 2008, subject to any mutually agreed changes in the hourly fees for services, unless terminated by either party.  The Company will compensate at the rate of $200 per day for the first 30 days, $225 per day during days 30 to 90 days and $275 per day during days 90 to December 31, 2008.  Either part may terminate this contract with or without cause on thirty days written notice.    On December 1st, 2008 the Company agreed to an amendment of the agreement with the following changes;

1.	The Engagement shall be under the direction of Roger Hall who will set the number of day to be worked and functions to be carried out.
2.
The Term of the renewal shall be 12 months expiring on December 31, 2009 and shall automatically renew on the same terms and conditions or any modification thereof that may take place during the Term, subject to the termination provisions set out in the original Agreement.

3.	The Payment during the renewal period shall be $275.00 per day and the Company agrees to conduct a review of the daily rate on March 31, 2009 to determine if any change in the daily rate is warranted.

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

On December 8, 2008, the Company’s wholly owned subsidiary, Infrastructure Materials Corp. US entered into a Mineral Lease Agreement with Earl Edgar Mineral Trust to lease certain mineral rights in Elko County, in the State of Nevada.  The term of this Lease is ten (10) years (the “Term”), provided that the Lessee is conducting exploration, development or mining either on surface or underground on the property containing the Mineral Rights this Lease shall automatically renew (without the need for notice) for an additional ten-year term at the end of the Term on the same terms and conditions as set out herein unless terminated.  The rent shall be paid each year on the anniversary date of the Agreement as follows.

$1.00 per Net Acre on execution of this Agreement and on January 1, in each year commencing in 2010 the Lessee shall make the following payments during the Term;

2010	$1.00 per net acre
2011	$2.00 per net acre
2012	$2.00 per net acre
2013	$3.00 per net acre
2014	$3.00 per net acre
2015	$4.00 per net acre
2016	$4.00 per net acre
2017	and on each January 1 in all following years of the Term and any renewal thereof $5.00 per net acre.

The Lease covers 100% of the mineral rights on 1,120 acres (Property A) and 50% of the mineral rights on 6,740 acres (Property B)

The Lessor is entitled to receive a Royalty of $0.50 per ton for material mined and removed from Property A and $0.25 per ton for material mined and removed from Property B during the Term of the Lease. and any renewal thereof.

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

CONTROLS AND PROCEDURES

Based on an evaluation our Chief Executive Officer and Chief Financial Officer conducted, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) they concluded that our disclosure controls and procedures were effective as of December 31, 2008, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

1.	recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and

2.	accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management of Infrastructure Materials Corp. is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

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

During the quarter ended December 31, 2008, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On January 19, 2009, the Company’s Board of Directors adopted a revised and updated Corporate Governance Manual.

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

2.	BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT IN MINERAL EXPLORATION VENTURES AND CURRENT DETERIORATION IN EQUITY MARKETS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  Our prospects are further complicated by a pronounced deterioration in equity markets and constriction in equity capital available to finance and maintain our exploration activities.  Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake and the difficult economy and market volatility that we are experiencing.  Moreover, most  exploration projects do not result in the discovery of commercially mineable deposits.

3.	OUR BUSINESS IS AFFECTED BY CHANGES IN COMMODITY PRICES.

Our ability to develop our base and precious mineral properties and the future profitability of those operations is directly related to the market price of certain minerals. The Company is negatively affected by the current decline in commodity prices for base metals and silver.

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

6.	CURRENT LEVELS OF MARKET VOLATILITY COULD HAVE ADVERSE IMPACTS

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

7.
MINING OPERATIONS IN GENERAL INVOLVE A HIGH DEGREE OF RISK, WHICH WE MAY BE UNABLE, OR MAY NOT CHOOSE TO  INSURE AGAINST, MAKING EXPLORATION AND/OR DEVELOPMENT ACTIVITIES WE MAY PURSUE SUBJECT TO POTENTIAL LEGAL LIABILITY FOR CERTAIN CLAIMS.

Our operations are subject to all of the hazards and risks normally encountered in the exploration, development and production of minerals. These include unusual  and  unexpected  geological  formations, rock falls, flooding and other conditions  involved in the drilling and removal of material, any of which could result  in damage  to, or destruction of, mines and other producing facilities, damage  to  life or property, environmental damage and possible legal liability.  Although we plan to take adequate precautions to minimize these risks, and risks associated with equipment failure or failure of retaining dams which may result in  environmental  pollution,  there can be  no assurance  that even with our precautions,  damage or loss will not occur and that we will not be subject to liability  which will have a material adverse effect on our business, results of operation and financial condition.

8.	BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT IN MINERAL EXPLORATION VENTURES, WE FACE A HIGH RISK OF BUSINESS FAILURE.

Stockholders should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.  Most exploration projects do not result in the discovery of commercially mineable deposits.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.

9	WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

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

On November 7, 2008 the Company completed a Share Exchange Agreement with the Company’s CEO to acquire all of the outstanding shares of Infrastructure Materials Corp. US for $198,512 which was paid by the issuance of 397,024 common shares of the Company at $0.50 per share. The transaction is measured and accounted at the fair value, being the market value of the equity instruments delivered on the transaction date. The fair value of 397,024 shares issued was measured at $31,762.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES:

                  None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                  None.

ITEM 5:  OTHER INFORMATION:

ITEM 6:  EXHIBITS

Exhibits

(a)	10.1	Consulting Agreement effective as of January 1, 2009 between the Company and Scott Koyich

(b)	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

	32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	In addition, the following reports are incorporated by reference:

	Current Report on Form 8-K, “Item 1.01-Entry into a Material Definitive Agreement,” dated November 7, 2008.

	Current Report on Form 8-K, “Item 5.03: Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year,” dated December 1, 2008.

	Current Report on Form 8-K, “Item 5.02: Departure of Directors or Certain Officers; Appointment of Certain Officers,” dated January 2, 2009.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 12, 2009	/s/ Joanne Hughes
Joanne Hughes, Secretary