Form 10-Q
period 2009-03-31
INFRASTRUCTURE MATERIALS CORP.
filed 2009-05-15
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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

The number of shares of registrant’s common stock outstanding as of March 31, 2009 was 60,198,500.

INFRASTRUCTURE MATERIALS CORP.
 (FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Amounts expressed in US Dollars)

(Unaudited-Prepared by Management)

CONTENTS

Interim Consolidated Balance Sheets as of March 31, 2009 and June 30, 2008	3

Interim Consolidated Statements of Operations for the nine months and three months ended March 31, 2009 and March 31, 2008, and for the period from inception to March 31, 2009	4

Interim Consolidated Statements of Changes in Stockholders' Equity for the nine months ended March 31, 2009 and for the period from inception to March 31, 2009	5

Interim Consolidated Statements of Cash Flows for the nine months ended March 31, 2009 and March 31, 2008, and for the period from inception to March 31, 2009	6

Condensed Notes to Interim Consolidated Financial Statements	7 - 28

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Balance Sheets as at
March 31, 2009 and June 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Mar 31,	June 30,
	2009	2008
	$	$
	(unaudited)	(audited)
ASSETS
Current
Cash and cash equivalents	1,473,471	1,553,855
Short term investments	3,105,109	-
Prepaid expenses and other receivables	137,296	155,546

Total Current Assets	4,715,876	1,709,401
Plant and Equipment, net (note 4)	1,195,511	1,340,836

Total Assets	5,911,387	3,050,237

LIABILITIES
Current
Accounts payable	92,326	157,516
Accrued liabilities	84,088	192,886

Total Liabilities	176,414	350,402

Commitments and Contingencies (note 9)
Related Party Transactions (note 10)

STOCKHOLDERS' EQUITY
Capital Stock (note 6)
Class ‘A’ Convertible Preferred stock, $0.0001 par value, 50,000,000 shares authorized, Nil issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 60,198,500 issued and outstanding	6,020	4,379
Additional Paid-in Capital	17,112,124	10,738,801
Deferred Stock Compensation (note 8)	(468,750)	(1,312,500)
Deficit Accumulated During the Exploration Stage	(10,914,421)	(6,730,845)

Total Stockholders' Equity	5,734,973	2,699,835

Total Liabilities and Stockholders' Equity	5,911,387	3,050,237

See Condensed notes to the Interim Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Operations
For the nine months and three months ended March 31, 2009 and March 31, 2008 and the Period from Inception (June 3, 1999) to March 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the	For the	For the
		nine months	nine months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	Mar 31,	Mar 31,	Mar 31,	Mar 31,
	inception	2009	2008	2009	2008

	$	$	$	$	$

Operating Expenses

General and administration	5,022,635	2,546,640	1,189,262	695,496	472,568
Project expenses	5,486,214	1,513,963	1,165,499	316,785	409,490
Amortization	657,298	160,109	186,587	53,776	62,237

Total Operating Expenses	11,166,147	4,220,712	2,541,348	1,066,057	944,295

Loss from Operations	(11,166,147)	(4,220,712)	(2,541,348)	(1,066,057)	(944,295)
Interest income	342,179	37,136	89,616	10,824	18,395

Interest	(90,453)	-	(20,839)	-	-

Loss before Income Taxes	(10,914,421)	(4,183,576)	(2,472,571)	(1,055,233)	(925,900)

Provision for income taxes	-	-	-	-	-

Net Loss	(10,914,421)	(4,183,576)	(2,472,571)	(1,055,233)	(925,900)

Loss per Weighted Average Number
of Shares Outstanding
-Basic and Fully Diluted		(0.08)	(0.06)	(0.02)	(0.02)

Basic Weighted Average Number
of Shares Outstanding During the Periods
-Basic and Fully Diluted		51,626,455	40,069,823	55,510,585	43,606,998

See Condensed notes to the Interim Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Financial Statements of Changes in Stockholders’ Equity
From Inception (June 3, 1999) to March 31, 2009
(Amounts expressed in US Dollars)
 (Unaudited-Prepared by Management)

					Deficit
					Accumulated
	Common Stock		Additional	Deferred	during the	Total
	Number		Paid-in	Stock	Exploration	Stockholders'
	of Shares	Amount	Capital	Compensation	Stage	Equity
		$	$	$	$	$
For the period from inception (June 3, 1999) through July 1, 2004	1	-	5,895		(5,895)	-

Net (loss)	-	-	910		(910)	-

Balance, June 30, 2005	1	-	6,805	-	(6,805)	-
Contribution to additional paid-in capital	-	-	3,024			3,024
Cancelled shares	(1)	-	(1)			(1)
Common shares issued for nil consideration	14,360,000	1,436	(1,436)		-	-
Common shares issued for cash	2,050,000	205	414,795		-	415,000
Subscription for stock	300,000	-	300,000
Stock issuance cost	-	-	(24,500)		-	(24,500)
Net loss	-	-	-		(87,574)	(87,574)

Balance, June 30, 2006 (audited)	16,410,000	1,641	698,687	-	(94,379)	605,949

Common shares issued for cash	3,395,739	340	548,595		-	548,935

Common shares issued to agents in lieu of commission for placement of common shares and convertible debentures	1,064,000	106	265,894		-	266,000

Common shares issued for acquisition of interests in mineral claims	3,540,600	354	884,796		-	885,150

Common shares issued for acquisition of interests in mineral claims	1,850,000	185	462,315		-	462,500

Common shares issued for acquisition of interests in a refinery	88,500	9	22,116		-	22,125

Common shares issued for purchase of a mill with capital equipments	6,975,000	697	1,743,053		-	1,743,750
Stock issuance cost			(59,426)			(59,426)
Stock based compensation			30,026			30,026
Net loss for the year ended June 30, 2007		-	-		(2,845,424)	(2,845,424)

Balance, June 30, 2007 (audited)	33,323,839	3,332	4,596,056	-	(2,939,803)	1,659,585
Common stock issued to consultants	3,000,000	300	2,249,700	(1,875,000)	-	375,000
Stock based compensation		-	139,272		-	139,272
Conversion of convertible debentures with accrued interest	7,186,730	719	3,590,801	-	-	3,591,520
Common shares issued for acquisition of
interests in mineral claims	175,000	18	104,982			105,000
Common stock issued to a consultant	100,000	10	57,990			58,000
Amortization of deferred stock compensation				562,500		562,500
Net loss for the year					(3,791,042)	(3,791,042)
Balance June 30, 2008 (audited)	43,785,569	4,379	10,738,801	(1,312,500)	(6,730,845)	2,699,835

Common shares issued for cash (net)	7,040,000	704	3,372,296	-	-	3,373,000
Common stock issued to a consultant	75,000	7	43,493	-	-	43,500
Common stock issued on acquisition of a subsidiary	397,024	40	31,722	-	-	31,762
Common shares issued on warrant exercises	8,900,907	890	2,224,337	-	-	2,225,227
Stock based compensation			701,475			701,475
Amortization of deferred stock compensation				843,750		843,750
Net loss for the nine month period					(4,183,576)	(4,183,576)
Balance March 31, 2009 (unaudited)	60,198,500	6,020	17,112,124	(468,750)	(10,914,421)	5,734,973

See Condensed notes to the Interim Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Cash Flows
For the nine months ended March 31, 2009 and March 31, 2008
and for the period from Inception (June 3, 1999) to March 31, 2009.
 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Cumulative
	Since	Mar 31,	Mar 31,
	Inception	2009	2008
Cash Flows from Operating Activities
Net loss	(10,914,421)	(4,183,576)	(2,472,571)
Adjustment for:
Amortization	657,298	160,109	186,587
Amortization of debt issuance cost	247,490	-	82,555
Stock based compensation	870,773	701,475	104,193
Shares issued for mineral claims, as part of project expenses	1,452,650	-	105,000
Shares issued for consultant services expensed	1,882,750	887,250	670,750
Shares issued on acquisition of subsidiary	31,762	31,762
Interest on convertible debentures	90,453	-	20,838
Changes in non-cash working capital
Prepaid expenses	(137,296)	18,250	(19,489)
Accounts payable	92,326	(65,190)	46,466
Accrued liabilities	84,529	(108,798)	(73,865)

Net cash used in operating activities	(5,641,686)	(2,558,718)	(1,349,536)

Cash Flows from Investing Activities
Decrease (Increase) in Short-term investments	(3,105,109)	(3,105,109)	1,124,059
Acquisition of plant and equipment for cash	(89,268)	(14,784)	(5,710)
Proceeds from sale of plant and equipment	2,500

Net cash provided (used) in investing activities	(3,191,877)	(3,119,893)	1,118,349

Cash Flows from Financing Activities
Issuance of common shares for cash	4,790,740	3,520,000	-
Issuance of common shares for warrant exercises	2,225,227	2,225,227
Issuance of convertible debentures subsequently converted to cash	3,501,067	-	-
Stock and debenture placement commissions paid in cash	(210,000)	(147,000)	-

Net cash provided by financing activities	10,307,034	5,598,227	-

Net Change in Cash	1,473,471	(80,384)	(231,187)
Cash- beginning of period	-	1,553,855	2,639,256

Cash - end of period	1,473,471	1,473,471	2,408,069

Supplemental Cash Flow Information
Interest paid	-	-	-

Income taxes paid	-	-	-

See Condensed notes to the Interim Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2009
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

On December 1, 2008, Infrastructure Materials Corp. (the “Company”) amended its Certificate of Incorporation to change its name to “Infrastructure Materials Corp.” from “Silver Reserve Corp”. The name change was effected pursuant to Section 253 of the Delaware General Corporation Law by merging a wholly-owned subsidiary (formed for the purpose of implementing the name change) into the Company.  The Company was the surviving corporation and, in connection with the merger, it amended its Certificate of Incorporation to change its name to Infrastructure Materials Corp. pursuant to the Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware on December 1, 2008.

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
March 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

2.	Exploration Stage Activities

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is in the exploration stage and has not yet realized revenues from its planned operations.  The Company has incurred a cumulative loss of $10,914,421 from inception to March 31, 2009.  The Company has funded operations through the issuance of capital stock and convertible debentures.  In May and June of 2006, the Company closed a private placement of its common stock for gross proceeds of $415,000.  During the year ended June 30, 2007 the Company raised $848,935 (including $300,000 received in prior year as stock subscription) through private placement of its common stock for cash.  The Company also issued Convertible Debentures in the amount of $1,020,862 during the year ended June 30, 2006 and issued Convertible Debentures in the amount of $2,480,205 during the year ended June 30, 2007.  During the three-month period ended September 30, 2008 the Company completed private placements of common stock for proceeds of $3,373,000 net of cash expenses. During the three month period ended March 31, 2009 as a result of warrant exercises the Company issued common stock for proceeds of $2,225,227. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from production of minerals or metals on its properties, if feasible.

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
March 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

3.	Nature of Operations - Cont.

In November of 2008, the Company substantially changed its business focus to the exploration and development of cement grade limestone properties, also located in the States of Nevada and Idaho.  The Company acquired Infrastructure Materials Corp US (“IMC US”), a Nevada Corporation, pursuant to a Share Exchange Agreement (the “Agreement”) between the Company, IMC US and Todd D. Montgomery dated as of November 7, 2008. Mr. Montgomery was the sole shareholder of IMC US in addition to serving as the Company’s Chief Executive Officer and as a member of its Board of Directors.  The Agreement was approved by the disinterested members of the Company’s Board of Directors on November 6, 2008.  Under the terms of the Agreement, the Company acquired all of the issued and outstanding stock of IMC US in exchange for 397,024 shares of the Company’s common stock at agreed price of $0.50 per share. The transaction is measured at the fair value, being the market value of the equity instruments delivered on the transaction date. The fair value of 397,024 shares issued was measured at $31,762.

IMC US controls nine limestone Projects made up of 1405 mineral claim covering 29,240 acres and has leased 100% of the Mineral Rights on an additional 1,120 acres and 50% of the Mineral Rights on 6,720 acres.  During the period covered by this report the Company added 99 claims to the Morgan Hill Project and staked an additional 163 claims known as the Royal Project.  The Company does not consider the claims or mineral rights to be material at this time and has expensed this cost to project expense.  The Company’s assessment of the claims and mineral rights may change after exploration of the claims.

On December 1, 2008, the Company amended its Certificate of Incorporation to change its name  from “Silver Reserve Corp.” to “Infrastructure Materials Corp.”

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
March 31, 2009
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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.	Plant and Equipment, Net-Cont’d

	March 31, 2009	Accumulated	June 30, 2008	Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Office, furniture and fixtures	18,325	7,867	17,573	6,036
Computer equipment	6,571	3,066	6,408	2,049
Leasehold improvements	16,230	13,462	16,230	9,405
Plant and Machinery	1,514,511	514,600	1,514,511	387,851
Tools	6,724	2,998	5,781	2,186
Vehicles	76,406	21,084	63,481	12,566
Consumables	64,197	52,494	64,197	45,473
Molds	900	534	900	427
Mobile Equipment	73,927	31,763	73,927	24,323
Factory Buildings	74,849	9,261	74,849	6,705

	1,852,640	657,129	1,837,857	497,021

Net carrying amount		1,195,511	1,340,836
Amortization charges		160,109	249,842

5.	Convertible Debentures

During the years ended June 30, 2006 and June 30, 2007, the Company issued convertible debentures for $1,020,862 and $2,480,205 respectively, for a total of $3,501,067.  During the quarter ended December 31, 2007, all holders of the Company’s convertible debentures exercised their conversion rights.  Under the terms of the convertible debentures, the holders converted the principal amount of their convertible debentures into “units” at $0.50 per unit, where each unit consisted of a share of the Company’s common stock (a “Share”) and a warrant to purchase a Share at a purchase price of $0.75 per Share.  An aggregate of 7,002,134 Shares and an aggregate of 7,002,134 Share purchase warrants were issued upon conversion of the principal amount.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

The convertible debentures had a maturity of December 31, 2007 and an interest rate of 2% per annum.  Pursuant to the terms of the convertible debentures, the Company had the option of paying interest in shares or in cash.  The Company elected to pay interest in Shares, which were restricted upon issuance.  An aggregate of 184,596 Shares were issued upon the conversion of the convertible debentures as payment of interest converted at one share for each $0.49 of interest. The Shares issued upon conversion of the convertible debentures and the Shares underlying the warrants were subject to “lock-up” agreements limiting the re-sale of the Shares following exercise.  All such restrictions have expired.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	Issuance of common shares and warrants

Year ended June 30, 2008

Effective as of September 1, 2007, the Company entered into an agreement with Brehnam Trading Corp. (“Brehnam”) for a term of 24 months to provide consulting services on financial matters, business growth and development, and general business matters.  The Company will pay Brehnam 1,500,000 restricted Shares to be earned in equal installments of 375,000 Shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009.  The said 1,500,000 Shares were tendered in one certificate upon execution of the agreement and Brehnam is deemed to have possession of all of the Shares.  Brehnam must return any unearned Shares if the agreement is terminated early.

Effective as of September 1, 2007, the Company entered into an agreement with Costa View Inc. (“Costa”) for a term of 24 months to provide consulting services on financial public relations, business promotion, business growth and development, including mergers and acquisitions, and general business matters.  The Company will pay Costa 1,500,000 restricted Shares to be earned in equal installments of 375,000 Shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009.  The said 1,500,000 Shares were tendered in one certificate upon execution of the agreement and Costa is deemed to have possession of all of the Shares.  The Costa must return any unearned Shares if the agreement is terminated early.

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

The Company entered into an asset purchase agreement with Roger Hall, effective as of February 15, 2008, to acquire a 100% interest in certain mineral claims located in Nye County, Nevada that were owned by Mr. Hall.  Upon closing of the Agreement, the Company issued to Mr. Hall 175,000 shares of the Company’s common stock valued at $105,000 and paid him $5,000 as consideration for the mineral claims.  Mr. Hall is the Company’s Chief Operating Officer and a member of its Board of Directors.  The Agreement was approved by the disinterested members of the Company’s Board of Directors.  The Company does not consider the claims purchased to be material assets at this time and expensed this cost to project expense.  The Company’s assessment may change after exploration of the claims.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	Issuance of common shares and warrants-cont’d

On March 12, 2008 the Company entered into an agreement effective as of March 3, 2008, with Endeavor Holdings, Inc. (“Endeavor”) pursuant to which Endeavor was retained to provide general marketing and business consulting services to the Company for a period of 12 months.  Under the terms of the agreement, the Company is required to issue to Endeavor 25,000 Shares and $5,000 each month during the term of the agreement.  The Company issued 100,000 restricted common shares valued at $58,000 prior to June 30, 2008.

Three month period ended September 30, 2008

On August 22, 2008, the Company completed private placements of “Units” at $0.50 per Unit from accredited investors for 7,040,000 Units.   Each Unit consists of One Common Share and one half a common share purchase warrant.  Each full warrant entitles the holder to purchase one common share at $0.75 on or before September 1, 2010.  The private placement was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to an exemption afforded by Regulation S promulgated thereunder (“Regulation S”).  All of the investors were non-U.S. Persons. The Company paid a commission of $147,000 and issued 294,000 broker warrants to purchase Units at $0.50 per Unit in connection with the private placement.  The Units have the same terms as those sold to investors.

The Company issued 25,000 common shares to Endeavor Holdings on each of July 1, August 1 and September 1 of 2008 for a total of 75,000 common shares valued at $43,500 in accordance with the terms of the contract that became effective March 3, 2008.  Effective as of October 1, 2008 the Company terminated its contract with Endeavor Holdings, Inc.

Three month period ended December 31, 2008

On August 12, 2008, the Company announced that it entered into a non-binding letter of intent (the “LOI”) dated as of August 12, 2008 to acquire IMC US as a wholly-owned subsidiary.  The Company completed the acquisition of all of the outstanding shares of IMC US on November 7, 2008. IMC US holds limestone mineral properties in the United States, and is actively engaged in acquiring additional limestone mineral properties.  Todd Montgomery, a director and chief  executive officer  of the Company, was the sole shareholder of IMC US.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	Issuance of common shares and warrants-cont’d

Under the terms of the Share Exchange Agreement, Mr. Montgomery received 397,024 Shares of the Company at an agreed value of $0.50 per Share which was accounted at the fair value on the date of transaction, in exchange for all of the outstanding shares of IMC US.  The transaction is measured at the fair value, being the market value of the equity instruments delivered on the transaction date.  The fair value of 397,024 Shares issued was measured at $31,762.  IMC US owns certain limestone mineral claims in the States of Nevada and Idaho which the Company does not consider material at this time and has expensed this cost to project expense.  The Company’s assessment of the claims may change after exploration of the claims.

Three month period ended March 31, 2009

During the three month period ended March 31, 2009, the Company received an election to purchase 8,900,907 Shares under the exercise of warrants at $0.25 per Share. This exercise price of $0.25 per Share was part of a one time offer to all warrant holders approved by the Board of Directors on December 11, 2008 that provided that the exercise price be reduced from $0.75 per Share to $0.25 per share if the warrants were exercised prior to February 28, 2009. The Company received $2,225,227 and issued 8,900,907 Shares.

Warrants

During the year ended June 30, 2007, the Company issued 700,214 broker warrants at an exercise price of $0.50 to purchase convertible debentures as part of the commission due the agents who placed the offering of common shares and convertible debentures.  These warrants represented an amount equal to 10% of the convertible debentures placed.  The expiry date of the above listed broker warrants, was extended by the Board of Directors from the original expiry of June 30, 2007 to December 31, 2007 and further extended to December 31, 2008 and further extended to December 31, 2009.

During the year ended June 30, 2008, all holders of the Company’s convertible debentures exercised their conversion rights. Under the terms of the convertible debentures, the holders converted the principal amount of their convertible debentures into “Units” at $0.50 per Unit, where each Unit consisted of a Share and a warrant to purchase a Share at a purchase price of $0.75 per Share.  An aggregate of 7,002,134 Shares and an aggregate of 7,002,134 share purchase warrants were issued upon conversion of the principal amount. The expiry date of these warrants was extended to December 31, 2009 by a resolution of the Board of Directors on June 18, 2008.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	Issuance of common shares and warrants-cont’d

Three month period ended September 30, 2008

On August 22, 2008, the Company completed the private placements of 7,040,000 “Units” at $0.50 per Unit with accredited investors.   Each one Unit consists of one common share and one half of a common share purchase warrant.  Each full warrant entitles the holder to purchase one share at $0.75 on or before September 1, 2010.  The private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S. All of the investors were non-U.S. Persons and executed subscription agreements containing the representations and covenants required for the exemption under Regulation S.  The Company paid a commission of $147,000 and issued 294,000 broker warrants to purchase Units at $0.50 per Unit in connection with the private placement.  The Units have the same terms as those sold to investors.  The broker warrants expire September 1, 2010.

Three month period ended December 31, 2008

On December 11, 2008, the Board of Directors approved a resolution which reduced the exercise price of all unexercised warrants from $0.75 per Share to $0.25 per Share, only if the warrants are exercised prior to February 28, 2009.

Three month period ended March 31, 2009

During the three month period ended March 31, 2009, the Company received an election to purchase 8,900,907 common shares under the exercise of warrants at $0.25 per share. This exercise price of $0.25 per share was part of a one time offer to all warrant holders approved by the Board of Directors on December 11, 2008 that provided that the exercise price be reduced from $0.75 per share to $0.25 per share if the warrants were exercised prior to February 28, 2009. The Company received $2,225,227 and issued 8,900,907 common shares.

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Stock Based Compensation-Cont’d

Nine months ended March 31, 2009

On August 7, 2008, the Board granted stock options to Kim Fraser to purchase 50,000 shares each at an exercise price of $0.46 per share and for a term of 5 years. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vested at the rate of 1/12 each month until fully vested.  On September 12, 2008 the Company cancelled the unvested options.  The time allotted under the 2006 Stock Option Plan for Ms. Fraser to exercise the vested options has expired.

On April 2, 2008 the Board had granted options to two newly appointed officers to purchase 200,000 Shares each at an exercise price of $0.35 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested.  Due to the resignation of one officer on July 31, 2008, 150,000 unvested options were forfeited. Further, due to the resignation of the other officer on December 31, 2008, 66,667 unvested options were forfeited.

On December 11, 2008 the Board granted options to three directors to purchase 400,000 common shares each; three directors to purchase 50,000 common shares each; one consultant to purchase 400,000 common shares; one consultant to purchase 100,000 common shares; one consultant to purchase 50,000 common shares and two consultants to purchase 25,000 common shares each for a total of 1,950,000 options to purchase common shares in the Company at an exercise price of $0.15 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month commencing December 19, 2008 until fully vested. The options granted have a term of five years.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Stock Based Compensation-Cont’d

On December 11, 2008, the Board granted options to two consultants to purchase 50,000 common shares each at an exercise price of $0.25 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested. The options granted have a term of 5 years.

On December 11, 2008, 250,000 options that had been issued to the President on June 23, 2008 at an exercise price of $0.52 per share were cancelled.

On December 19, 2008, the Company approved the reduction of the exercise price of 1,950,000 outstanding options which had earlier been issued at $0.50 to the holders of 1,900,000 options and at $0.60 to the holder of 50,000 options to a new exercise price of $0.30 per share, with all other terms of the original grant remaining the same. This reduction in exercise price relates to 250,000 options each issued to six directors on April 10, 2007; 250,000 options issued to a consultant on April 10, 2007; 50,000 options each issued to two consultants on April 10, 2007; 50,000 options issued to one consultant on April 17, 2007 and 50,000 options issued to one consultant on January 24, 2008.

On January 1, 2009, the Board granted options to one consultant to purchase 300,000 common shares at an exercise price of $0.15 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 50,000 each month commencing January 1, 2009 until fully vested. These options expire on January 1, 2014.

On February 3, 2009, the Board granted options to two contract employees to purchase 50,000 and 100,000 common shares respectively, for a total of 150,000 common shares at an exercise price of $0.31 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested. The options granted have a term of 5 years.

For the nine month period ended March 31, 2009, the Company recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Stock Based Compensation-Cont’d

Date of grant	10-Apr	17-Apr	24-Jan	2-Apr	23-Jun	7-Aug	11-Dec	11-Dec	11-Dec	19-Dec	1-Jan	3-Feb
	2007	2007	2008	2008	2008	2008	2008	2008	2008	2008	2009	2009	Total

Risk free rate	4.50%	4.50%	5.00%	5.00%	5.00%	5.00%	2.95%	2.95%	2.95%	2.95%	2.95%	2.95%

Volatility factor	50%	50%	50%	90.86%	111.64%	112.99%	149.96%	149.96%	149.96%	166.69%	168.45%	170.57%

Expected dividends	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	-

Forfeiture rate	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	-

Expected life	5 years	5 years	5 years	5 years	5 years	5 years	5 years	5 years	5 years	1-4 years	5 years	5 years	-

Exercise price	$0.50	$0.50	$0.60	$0.35	$0.52	$0.46	$0.15	$0.25	$0.25	$0.30	$0.15	$0.31	-

Total number of options granted	1,850,000	50,000	50,000	400,000	250,000	50,000	1,950,000	50,000	50,000	1,950,000	300,000	150,000	7,100,000

Grant date fair value	$0.07	$0.07	$0.29	$0.25	$0.42	$0.38	$0.14	$0.13	$0.45	$0.18-$0.27	$0.14	$0.29	-

Total number of options cancelled/forfeited	(1,850,000)*	(50,000)*	(50,000)*	(216,667)	(250,000)	(50,000)							(2,466,667)

Stock-based compensation cost expensed during the nine month period ended Mar 31, 2009			$7,038	$29,561	$46,088	$1,564	$75,393	$2,025	$1,997	$509,217	$21,250	$7,342	701,475

Unexpended Stock-based compensation cost deferred over the vesting period							$191,776	$4,633	$20,304		$21,250	$36,708	$274,671

•          Options originally issued on April 10, 2007 and January 24, 2008 with an exercise price of $0.50 and $0.60 respectively were cancelled and reissued with an exercise price of $0.30 on December 19, 2008 with all other terms of the original grant remaining the same.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

The following table summarizes the options outstanding as at March 31, 2009:

Outstanding, beginning of year	2,600,000
Granted/re-issued	4,500,000	*
Forfeited/Cancelled	(2,466,667	)*

Outstanding at March 31, 2009	4,633,333

* Includes 1,950,000 options which were cancelled and reissued as a result of the Company reducing the exercise price to $0.30 per share.

As of March 31, 2009, there was $274,671 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the nine-month period ended March 31, 2009 was $701,475.

8.	Deferred Stock Compensation

The Company issued 1,500,000 restricted common shares each to two consultants, for a total of 3,000,000 common shares valued at $2,250,000.  The Company expensed proportionate consulting expenses of $937,500 during the year ended June 30, 2008 and $843,750 during the nine month period ended March 31, 2009 and the balance of $468,750 is reflected as a deferred stock compensation expense under shareholders’ equity in the balance sheet.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2009
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

On August 20, 2008 the Company terminated the Option Agreement on the Como Claim Group entered into on August 21, 2006 and entered into a new agreement with the Optionee covering 87 mineral claims included in the original option. In the new agreement, the Company paid for the annual sustaining fees on 12 claims optioned in the original August 21, 2006 agreement and granted the Optionee a 1% NSR royalty on the 87 claims covered by the new agreement.  The Company does not intend to maintain these claims and will not pay the BLM the sustaining fees due on August 31, 2009.

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
March 31, 2009
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

On April 4, 2008, the Company entered into a Consultant Agreement with Lumos & Associates to facilitate completing an exploration drilling “Notice of Intent” and plan of operation in compliance with the requirements of the United States Bureau of Land Management. The Company estimates the costs of each Notice of Intent plan to range from $3,000 to $4,000.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Commitments and Contingencies-Cont’d

On May 1, 2008 the Company entered into a one year renewable contract with Lance Capital Ltd. for consulting and corporate administrative services with compensation at a rate of $12,500 per month.  The monthly fee was reduced to $10,000 per month in December, 2008 and was further reduced to $7,500 per month in February, 2009.

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

Effective June 1, 2008, the Company entered into a consulting contract with a geologist expiring December 31, 2008.  The contract will be automatically renewed after December 31, 2008, subject to any mutually agreed changes in the hourly fees for services, unless terminated by either party.  The Company will compensate at the rate of $200 per day for the first 30 days, $225 per day during days 30 to 90 days and $275 per day during days 90 to December 31, 2008. Either part may terminate this contract with or without cause on thirty days written notice. On December 1, 2008 the Company agreed to an amendment of the agreement with the following changes:

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Commitments and Contingencies-Cont’d

1.	The Engagement shall be under the direction of Roger Hall who will establish the number of day to be worked and functions to be carried out.

2.
The Term of the renewal shall be 12 months expiring on December 31, 2009 and shall automatically renew on the same terms and conditions (including any permitted modification thereof that may take place during the Term), subject to the termination provisions contained in the original Agreement.

3.
The Payment during the renewal period shall be $275 per day and the Company agrees to conduct a review of the daily rate on March 31, 2009 to determine if any change in the daily rate is warranted.  No change was made in the rate of pay as of March 31, 2009.

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

On December 8, 2008, the Company’s wholly owned subsidiary, Infrastructure Materials Corp US, entered into a Mineral Lease Agreement (the “Lease Agreement”) with Earl Edgar Mineral Trust (the “Lessor”) to lease certain mineral rights in Elko County, in the State of Nevada.  The term of the Lease Agreement is ten (10) years and will automatically renew on the same terms and conditions for additional ten-year periods, provided the Company is conducting exploration, development or mining either on the surface or underground on the property.  The rent shall be paid each year on January 1st $1.00 per net acre was paid upon execution of the Lease Agreement and on January 1, of each year commencing in 2010 and extending for so long as the Lease Agreement is in effect the Company is obligated to make the following payments during:

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Commitments and Contingencies-Cont’d

2010	$1.00 per net acre
2011	$2.00 per net acre
2012	$2.00 per net acre
2013	$3.00 per net acre
2014	$3.00 per net acre
2015	$4.00 per net acre
2016	$4.00 per net acre
2017	$5.00 per net acre in each year for the duration of the Lease Agreement.

The Lease Agreement covers 100% of the mineral rights on 1,120 acres (“Property A”) and 50% of the mineral rights on 6,740 acres (“Property B”)

The Lessor is entitled to receive a Royalty of $0.50 per ton for material mined and removed from Property A and $0.25 per ton for material mined and removed from Property B during the term of the Lease Agreement and any renewal thereof.

Effective as of January 1, 2009, the Company entered into a Consulting Agreement with Scott Koyich (the “Consultant”) to provide consulting services with respect to financial public relations, business promotion, business growth and development for a term of six months.  The Consultant shall be paid $5,000 per month for his services during the term of the Agreement.  Either party may terminate the Agreement on 30 days notice.  In addition, the Company granted the Consultant an option to acquire 300,000 common shares of the Company at $0.15 per share for a term of five years. These options vest at the rate of 50,000 shares per month.

On February 12, 2009, the Company’s wholly-owned subsidiary, IMC US hired Lumos & Associates to conduct an Existing Condition Analysis of and for the Morgan Hill Project located in Elko County, Nevada.  The total consideration to be paid under the contract is approximately $165,000.  IMC US is to approve each phase of the work in writing.

On February 23, 2009, the Board of Directors approved a drilling contract with Harris Exploration Drilling and Associates Inc. dated February 25, 2009 to carry out up to 30,000 feet of drilling programs in Nevada. The Company will pay $12.00 per foot for drilling plus various other costs related to mobilization and demobilization, travel, down and moving time, plus other costs dependant on conditions and supplies. The Company paid a $25,000 refundable deposit upon execution of the contract.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	Related Party Transactions

Nine months ended March 31, 2009

Roger Hall, a Director of the Company, received $130,283 in connection with services he performed for the Company as a senior geologist.

Janet Shuttleworth, Treasurer and Corporate Secretary, was paid $27,476. Ms. Shuttleworth resigned on December 31, 2008.

Joanne Hughes served as Corporate Secretary and received $4,110 from July 1, 2008 to July 30, 2008 and from January 1, 2009 to March 31, 2009 she received $12,456.

Mason Douglas, President and a member of the Company’s Board of Directors, received $76,500.

On June 23, 2008 the Board granted options to the newly appointed President to purchase 250,000 common shares at an exercise price of $0.52 per share. These options were cancelled on December 11. 2008.  The Company expensed stock based compensation cost for $46,088 during the nine month period ended March 31, 2009.

On December 11, 2008 the Board granted options to three directors to purchase 400,000 common shares each and to three other directors to purchase 50,000 common shares for a total of 1,350,000 options to purchase common shares in the Company at an exercise price of $0.15 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month commencing December 19, 2008 until fully vested. The options granted were for a term of five years. The Company expensed stock based compensation cost of $52,195 during the nine month period ended March 31, 2009.

On December 19, 2008, the Company approved the reduction of the exercise price of 1,500,000 outstanding options issued on April 10, 2007 to six directors from $0.50 to new option price of $0.30 per share, with all other terms of the original grant remaining the same. The Company expensed stock based compensation cost for $394,348 during the nine month period ended March 31, 2009.

On August 12, 2008, the announced that it entered into a non-binding letter of intent (the “LOI”) dated as of August 12, 2008 to acquire, as a wholly-owned subsidiary, Infrastructure Materials Corp US (“IMC US”), a Nevada corporation. The Company completed the acquisition of all of the outstanding shares of IMC US on November 7, 2008. Todd Montgomery, a director and CEO of the Company, was the sole shareholder of IMC US.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	Related Party Transactions-Cont'd

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

11.	Subsequent Events

On April 7, 2009, the Company completed an amendment to amend the original agreement between Nevada Eagle Resources, Steve Sutherland, and the Company for the Medicine Property.  This amendment reduced the option payment due May 1, 2009 from $15,000 to $10,000 and increase the payment due May 1, 2010 from $30,000 to $35,000.

On April 9, 2009 the Board of Directors approved the Company entering into an Amendment to Mineral Lease Agreement (the “Amendment”) effective December 8, 2008 between Infrastructure Materials Corp. US and Earl Edgar Mineral Trust, Warner Whipple, Trustee.  The Amendment provides for Standard Steam LLC to carry out exploration for geothermal energy sources on the leased Mineral Rights Property after obtaining the written consent of the Company.  The Amendment also provides for other cooperation with Standard Steam LLC regarding mineral rights on the properties which the Company holds only 50% of the mineral rights.

On April 22, 2009, the Company entered into an agreement with Coast Mountain Geological Ltd. (“Coast”).  Coast will provide Canadian National Instrument 43-101 (“NI 43-101”) compliant reports and summary reports on the Company’s wholly owned subsidiary, Silver Reserve Corp.’s silver/base metal projects.  The cost for preparation of said reports is estimated to be $85,000.

On April 24, 2009 IMC US, the Company’s wholly-owned subsidiary, entered into a consulting agreement with PHW Consulting (“PHW).  PHW is to provide collection, analysis and interpretation of data pertaining to mineral claims in Clark and Lincoln Counties of Nevada owned by IMC US.  PHW is also required to write and submit an NI 43-101 compliant Technical Report on the Blue Nose Project in Lincoln County.  The cost will be $15,000 plus $500.00 per day of inspection time and out of pocket expenses.

On April 30, 2009, the Company entered into an agreement with Railroad Industries Incorporated to prepare a market study covering demand and supply sources for the Company’s cement grade limestone projects.  The cost for the study is estimated to be between $17,600 and $25,900 dependant on hours required.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

FOR THE NINE MONTH AND THREE MONTH PERIOD ENDED MARCH 31, 2009

PLAN OF OPERATIONS

We will require additional capital to implement development of our claim groups and to bring the mill to operation.  We expect to raise this capital through a public offering, private placements of our securities or through loans or some combination of the foregoing.

Discussion of Operations and Financial Condition

Nine Month and Three Month Period ended March 31, 2009

Infrastructure Materials Corp. (the “Company” or “Infrastructure”) has no source of revenue and we continue to operate at a loss.  We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter.  As at March 31, 2009, we had accumulated losses of $10,914,421.  Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.  We continue our efforts to raise capital and are moving forward with development of the Company.

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

The Company’s major endeavor over the three months ended March 31, 2009 has been its effort to acquire cement grade limestone properties and pursue exploration activities on these limestone Projects

We have identified and recorded 1405 claims on BLM land covering nine Projects and on private land acquired 100% of the Mineral Rights on 1120 acres and 50% of the Mineral Rights on 6720 acres all of which have potential for cement grade limestone.  Exploration on these limestone properties indicates the Morgan Hill Project and the Blue Nose Project have the potential for development of a substantial cement grade limestone resource.  Our effort going forward into our fiscal year 2009/2010 will be concentrated on development of these two Projects.

We have completed the evaluation of all 15 of our silver/base metal projects and determined that the Pansy Lee, Medicine and Silver Queen Projects provide the best opportunity for development of resources that could go to production. Based on results obtained, we have decided to abandon the Como Project reducing the Projects to 14.  Permitting of the Red Rock mill site at Mina, Nevada is progressing.

In November of 2008, the Company substantially changed its business focus to the exploration and development of cement grade limestone properties located in the States of Nevada and Idaho.  As of November 7, 2008 the Company acquired Infrastructure Materials Corp US (“IMC US”), a Nevada corporation, as a wholly-owned subsidiary pursuant to a Share Exchange Agreement (the “Agreement”) between the Company, IMC US and Todd D. Montgomery. Mr. Montgomery was the sole shareholder of IMC US in addition to serving as the Company’s Chief Executive Officer and as a member of its Board of Directors.  The Agreement was approved by the disinterested members of the Company’s Board of Directors on November 6, 2008.  Under the terms of the Agreement, the Company acquired all of the issued and outstanding stock of IMC US in exchange for 397,024 shares of the Company’s common stock at agreed price of $0.50 per share. The transaction is measured at the fair value, being the market value of the equity instruments delivered on the transaction date. The fair value of 397,024 shares issued was measured at $31,762.   As of the date of this report, the Company does not consider the mineral claims acquired pursuant to the Agreement material.  Our assessment may change after exploration of the claims.

On December 1, 2008, the Company amended its Certificate of Incorporation to change its name from Silver Reserve Corp. to “Infrastructure Materials Corp.”  The name change was effected pursuant to Section 253 of the Delaware General Corporation Law by merging a wholly-owned subsidiary (formed for the purpose of implementing the name change) into the Company. In connection with the merger, the Company amended its Certificate of Incorporation to change its name to Infrastructure Materials Corp. pursuant to the Certificate of Ownership and Merger filed with the Delaware Secretary of State on December 1, 2008.

On December 1, 2008, the Independent Contractor Agreement made between Mark Weiderspon and the Company was amended to renew the contract for a period of one year from January 1, 2009, and payment to be $275 per day to be reviewed by the Company on March 31, 2009.  On completion of its review, the Company decided not to change the original compensation arrangement.

On December 8, 2008, IMC US entered into a Mineral Lease Agreement with Earl Edgar Mineral Trust to lease certain mineral rights in the State of Nevada.  The Lease is for a term of ten years, renewable on the same terms and conditions including further renewals.

On December 18, 2008 the Company incorporated a second wholly owned subsidiary in the State of Delaware under its former name “Silver Reserve Corp.” (“SRC”). On March 27, 2009, the Company assigned all of its silver/base metal projects to SRC and on March 27, 2009 the Company assigned its interest in the Milling Facility at Mina, Nevada to SRC.

The following is a diagram illustrates the Company’s present structure and ownership of its mineral properties and Milling Facility:

On December 11, 2008, the Company authorized the issuance of 1,950,000 options to purchase common shares of the Company, at an exercise price of $0.15 per shares.  These options were granted for a term of 5 years.  These options vest at the rate of 1/12th per month until fully vested. On the same date, the Company also cancelled 250,000 options granted on June 23, 2008 with an exercise price of $0.52.

On December 19, 2008, the Company approved the reduction of the exercise price of 1,950,000 outstanding options held by directors and consultants of the Company issued at prices of $0.50 and $0.62 per share to $0.30 per share with all other terms of the grant remaining the same.

On December 31, 2008, the Company accepted the resignation of Janet Shuttleworth as Treasurer and Corporate Secretary of the Corporation.

Effective January 1, 2009, the Company entered into a Consulting Agreement with Scott Koyich (the “Consultant”) to provide consulting services with respect to financial public relations, business promotion, business growth and development for a term of six months.  The Consultant shall be paid $5,000 per month for his services during the term of the Agreement.  In addition, the Company granted the Consultant an Option to acquire 300,000 common shares of the Company at $0.15 per share for a term of five years. These options vest at the rate of 50,000 shares per month.

Effective January 1, 2009 Joanne Hughes was appointed Corporate Secretary of the Corporation.

On January 1, 2009, the Board granted options to one consultant to purchase 300,000 common shares at an exercise price of $0.15 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest 50,000 each month commencing January 1, 2009 until they expire on January 1, 2014.

Effective January 26, 2009, the Company’s common shares began to trade under the new symbol “IFAM” on the NASDAQ OTC-BB national market.

On February 12, 2009 the Company resolved to hire Lumos & Associates to complete various preliminary baseline studies for the Morgan Hill Project located in Elko County, Nevada.  The total consideration to be paid under the contract is approximately $165,000.  The Company is required to authorize in writing each phase of the work.  As of the date of this report the Company has authorized payment of $45,000.

On February 3, 2009, the Board granted options to two contract employees to purchase 50,000 and 100,000 common shares respectively, for a total of 150,000 common shares at an exercise price of $0.31 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested. The options granted are for a term of 5 years.

On February 23, 2009, the Board of Directors approved the Company entering into a drilling contract with Harris Exploration Drilling and Associates Inc. to carry out up to 30,000 feet of drilling programs in Nevada.  The Company will pay $12.00 per foot for drilling plus various other costs related to mobilization and demobilization, travel, down time and moving time plus other costs dependant on conditions and supplies. The Company paid a $25,000 refundable deposit upon execution of the contract.

SELECTED INFORMATION
	Three months ended	Three months ended
	March 31, 2009	March 31, 2008

Revenues	$ Nil	$ Nil
Net Loss	$1,055,233	$925,900
Loss per share-basic and diluted	$(0.02)	$(0.02)

	Nine months ended	Nine months ended
	March 31, 2009	March 31, 2008

Revenues	$ Nil	$ Nil
Net Loss	$4,183,576	$2,472,571
Loss per share-basic and diluted	$(0.08)	$(0.06)

	As at	As at
	March 31, 2009	March 31, 2008

Total Assets	$5,911,387	$3,830,331
Total Liabilities	$176,414	$171,854
Cash dividends declared per share	$ Nil	$ Nil

The total assets as of March 31, 2009 include cash and cash equivalents for $1,473,471, short term investments for $3,105,109, prepaid expenses and other receivables for $137,296 and capital assets for $1,195,511.  As of June 30, 2008 total assets include cash and cash equivalents for $1,553,855, prepaid expenses and other receivables for $155,546 and capital assets for $1,340,836.

Revenues

No revenue was generated by the Company’s operations during the three-month periods ended March 31, 2009 and March 31, 2008.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the three-month period ended March 31, 2009 is general and administrative expense of $695,496, as compared with $472,568 for the three-month period ended March 31, 2008. During the nine-month period ended March 31, 2009, the general and administrative expense was $2,546,640, as compared to $1,189,262 for the nine month period ended March 31, 2008 General and administrative expense represents approximately 60% of the total operating expense for the nine-month period ended March 31, 2009 and approximately 47% of the total operating expense for the nine-month period ended March 31, 2008. General and administrative expense represents professional, consulting, office and general and other miscellaneous costs incurred during the nine month and three month periods ended March 31, 2009 and March 31, 2008. General and administrative expense increased by $1,357,378 in the current nine month period, as compared to the similar nine month period for the prior year. The increase in this expense is mainly due to non-cash expense relating to issue of stock to consultants for $887,250 (prior period $670,750), non-cash expense relating to stock based compensation for $701,475 (prior period $104,193) and due diligence costs of $175,719 (prior period $nil) relating to the acquisition of IMC US as a wholly-owned subsidiary.

(b) Project Expense

Included in operating expenses for the three-month period ended March 31, 2009 is project expense of $316,785 as compared with $409,490 for the three-month period ended March 31, 2008. During the nine month period ended March 31, 2009, the project expense was $1,513,963 as compared to $1,165,499 during the nine month period ended March 31, 2008. Project expense is a significant expense and it represents approximately 36% of the total operating expense for the nine-month period ended March 31, 2009 and approximately 46% of the total operating expense for the nine-month period ended March 31, 2008.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow and cash in hand for the nine-month period:

	March 31, 2009	March 31, 2008

Cash and cash equivalent	$1,473,471		$2,408,069
Working capital	$4,539,462		$2,285,129
Cash used in operating activities	$(2,558,718)		$(1,349,536)
Cash provided (used) in investing activities	$(3,119,893)		$1,118,349
Cash provided by financing activities	$5,598,227	$	Nil

As at March 31, 2009 the Company had working capital of $4,539,462 as compared to $2,285,129 as of March 31, 2008.

Subsequent Events

On April 7, 2009, the Company completed an amendment to amend the original Agreement between Nevada Eagle Resources, Steve Sutherland, and the Company for the Medicine Property.  This amendment reduced the option payment due May 1, 2009 from $15,000 to $10,000 and increase the payment due May 1, 2010 from $30,000 to $35,000

On April 9, 2009 the Board of Directors approved the Company entering into an amendment to Mineral Lease Agreement effective December 8, 2008 between IMC US, the Company’s wholly-owned subsidiary and Earl Edgar Mineral Trust, Warner Whipple, Trustee.  The amendment provides for Standard Steam LLC to carry out exploration for geothermal energy sources on the leased Mineral Rights Property after obtaining the written consent of the Company.  The amendment also provides for other cooperation with Standard Steam LLC regarding Mineral Rights on the properties which the Company holds only 50% of the Mineral Rights.

On April 22, 2009, the Company entered into an Agreement with Coast Mountain Geological Ltd. (“Coast”).  Coast will provide NI 43-101 compliant reports and summary reports on SRC’s, the Company’s wholly-owned subsidiary, silver/base metal projects.  The cost of the preparation of said reports is estimated at $85,000.

On April 24, 2009, IMC US, the Company’s wholly-owned subsidiary entered into a Consulting Agreement with PHW Consulting (“PHW”).  PHW is to provide collection, analysis and interpretation of data pertaining to Infrastructure Material Corp. US mineral claims in Clark and Lincoln Counties of Nevada.  PHW is also required to write and submit an N1 43-101 compliant Technical Report on the Blue Nose Project in Lincoln County.  The cost under the agreement with PHW is $15,000 plus $500.00 per day of inspection time and out of pocket expenses.

On April 30, 2009, the Company entered into an agreement with Railroad Industries Incorporated to prepare a market study covering demand and supply sources for the Company’s cement grade limestone projects.  The cost for the study is estimated to be between $17,600 and $25,900 dependant on hours required.

Off-Balance Sheet Arrangement

The Company had no off-balance sheet arrangement as of March 31, 2009 and March 31, 2008.

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

On August 20, 2008 the Company terminated the Option Agreement on the Como Claim Group entered into on August 21, 2006 and entered into a new agreement with the Optionee covering 87 mineral claims included in the original option. In the new agreement, the Company paid for the annual sustaining fees on 12 claims optioned in the original August 21, 2006 agreement and granted the Optionee a 1% NSR royalty on the 87 claims covered by the new agreement.  Based on results obtained, the Company does not intend to retain these claims and will not pay the sustaining fees in August 2009.

Effective as of September 1, 2007, the Company entered into an agreement with Brehnam Trading Corp. (“Brehnam”) for a term of 24 months to provide consulting services on financial matters, business growth and development, and general business matters.  The Company will pay Brehnam 1,500,000 restricted Shares to be earned in equal installments of 375,000 shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009.  The said 1,500,000 Shares were tendered in one certificate upon execution of the agreement and are deemed to be in Brenham’s possession.  Brehnam must return any unearned Shares if the agreement is terminated early.

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

On April 4, 2008, the Company entered into a Consultant Agreement with Lumos & Associates, to facilitate applications for exploration programs for “Notices of Intent” and “Plans of Operation” in order to comply with the requirements of the United States Bureau of Land Management. The Company estimates the costs of each Notices of Intent and Plans of Operation to range from $3,000 to $4,000 each.

On May 1, 2008 the Company entered into a one year renewable contract with Lance Capital Ltd. for consulting and corporate administrative services with compensation at a rate of $12,500 per month.  The monthly fee was reduced to $10,000 per month in December, 2008 and was further reduced to $7,500 per month in February, 2009.

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

1.	The Engagement shall be under the direction of Roger Hall who will establish the number of day to be worked and functions to be carried out.

2.
The Term of the renewal shall be 12 months expiring on December 31, 2009 and shall automatically renew on the same terms and conditions (including any permitted modification thereof that may take place during the Term), subject to the termination provisions contained  in the original Agreement.

3.	The Payment during the renewal period shall be $275.00 per day and the Company agrees to conduct a review of the daily rate on March 31, 2009 to determine if any change in the daily rate is warranted.

Effective as of June 23, 2008, the Company appointed Mason Douglas as the President of the Company. Mr. Douglas is also a director of the Company. In connection with the appointment, the Company entered into a consulting services agreement (the “Consulting Agreement”) with a corporation that is controlled by Mr. Douglas. The Consulting Agreement has a term of one year and is then automatically renewable thereafter. Either party may terminate the Consulting Agreement upon 90 days notice to the other party. During the term of the Consulting Agreement the Company will pay the corporation a fee of $8,500 per month. Under the Consulting Agreement, the Company’s board of directors has the right to review the performance of Mr. Douglas at six-month intervals and may adjust compensation based upon said reviews.

On December 8, 2008, the Company’s wholly owned subsidiary, IMC US entered into a Mineral Lease Agreement with Earl Edgar Mineral Trust to lease certain mineral rights in Elko County, in the State of Nevada.  The term of this Lease is ten (10) years and is automatically renewable on the same terms and conditions for additional ten-year periods provided the Company is carrying out exploration or mining on the properties containing the mineral rights. The rent is payable each year January 1st, as follows.

$1.00 per Net Acre upon execution of this Agreement and on January 1, in each year commencing in 2010 the Company is obligated to make the following payments:

2010	$1.00 per net acre
2011	$2.00 per net acre
2012	$2.00 per net acre
2013	$3.00 per net acre
2014	$3.00 per net acre
2015	$4.00 per net acre
2016	$4.00 per net acre
2017	$5.00 per net acre payable each year for the duration of the Lease Agreement.

The Lease Agreement covers 100% of the mineral rights on 1,120 acres (Property A) and 50% of the mineral rights on 6,740 acres (Property B)

The Lessor is entitled to receive a Royalty of $0.50 per ton for material mined and removed from Property A and $0.25 per ton for material mined and removed from Property B during the Term of the Lease and any renewal thereof.

Effective January 1, 2009, the Company entered into a “Consulting Agreement” with Scott Koyich (the “Consultant”) to provide consulting services with respect to financial public relations, business promotion, business growth and development for a term of six months.  The Consultant shall be paid $5,000 per month for his services during the term of the Agreement.  Either party may terminate the Agreement on 30 days notice.  In addition, the Company granted the Consultant an Option to acquire 300,000 common shares of the Company at $0.15 per share for a term of five years. These options vest at the rate of 50,000 shares per month.

On February 12, 2009, IMC US, the Company’s wholly-owned subsidiary, hired Lumos & Associates to conduct an Existing Condition Analysis of and for the Morgan Hill Project located in Elko County, Nevada.  The total consideration to be paid under the contract is approximately $165,000.  IMC is to approve in writing each phase of the work.

On February 23, 2009, the Board of Directors approved the Company entering into a drilling contract with Harris Exploration Drilling and Associates Inc. to carry out up to 30,000 feet of drilling programs in Nevada. The Company will pay $12.00 per foot for drilling plus various other costs related to mobilization and demobilization, travel, down and moving time plus other costs dependant on conditions and supplies. The Company paid a $25,000 refundable deposit upon execution of the contract.

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

CONTROLS AND PROCEDURES

Based on an evaluation our Chief Executive Officer and Chief Financial Officer conducted, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) they concluded that our disclosure controls and procedures were effective as of March 31, 2009, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

During the quarter ended March 31, 2009, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our ability to develop our properties and the future profitability of our operations is directly related to the market price of certain minerals, limestone and cement. The Company is negatively affected by the current decline in commodity prices for base metals and silver.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

On August 22, 2008, the Company completed private placements of 7,040,000 “Units” at $0.50 per Unit from accredited investors.  Each one Unit consists of one common share and one half-common share purchase warrant.  Each full warrant entitles the holder to purchase one common share at $0.75 on or before September 1, 2010.  The private placement was conducted entirely outside the United States pursuant to an exemption from registration under the Securities Act of 1933, as amended, provided by Regulation S promulgated there under.  All of the investors were non-U.S. Persons and executed subscription agreements containing the representations and covenants required for the exemption under Regulation S.  The Company paid a commission of $147,000 and issued 294,000 broker warrants to purchase Units at $0.50 per Unit in connection with the private placement.  These Units have the same terms as those sold to investors.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

                  None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                  None.

ITEM 5: OTHER INFORMATION:

ITEM 6: EXHIBITS

Exhibits:

(a)
10.1	Consulting Agreement effective as of January 1, 2009 between the Company and Scott Koyich.

10.2	Agreement effective March 13, 2009 between Infrastructure Material Corp. US and Lumos and Associates, Inc.

10.3	Drilling Contract dated February 25, 2009 between Infrastructure Material Corp. US and Harris Exploration Drilling and Associates Inc.

10.4	Consulting Agreement dated April 22, 2009 between the Company and Coast Mountain Geological Ltd.

10.5	Consulting Agreement dated April 21, 2009 between the Company and Railroad Industries Incorporated

(b)	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	In addition, the following reports are incorporated by reference:

Current Report on Form 8-K, “Item 5.02: Departure of Directors or Certain Officers; Appointment of Certain Officers,” dated January 2, 2009.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2009	by:	/s/ Joanne Hughes
Joanne Hughes, Secretary