Form 10-K
period 2009-06-30
INFRASTRUCTURE MATERIALS CORP.
filed 2009-09-28
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year June 30, 2009, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

000-52641
Commission File Number

INFRASTRUCTURE MATERIALS CORP.
 (Exact name of registrant as specified in its charter)

Delaware	98-0492752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1135 Terminal Way, Suite 207B
Reno, NV  89502  USA
(Address of Principal Executive Offices) (Zip Code)

866-448-1073

(Registrant’s telephone number, including area code)

With a copy to:
Jonathan H. Gardner
Kavinoky Cook LLP
726 Exchange St., Suite 800
Buffalo, NY 14210

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act    Yes ☐    No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act    Yes ☐    No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T (s 220.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.   Yes ☐    No ☒

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporter.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes☒ No

The issuer had no revenue during the year ended June 30, 2009.

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of June 30, 2009 was approximately $16,775,679 based upon a share valuation of $0.44 per share.  This share valuation is based upon the closing price of the Company’s shares as of June 30, 2009.  For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer.

As of June 30, 2009, 60,198,500 shares of the issuer’s Common Stock were outstanding.  No other classes of stock have been issued by the issuer.

Transitional Small Business Disclosure    Yes ☐  No ☒

TABLE OF CONTENTS

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about our explorations, development, efforts to raise capital, expected financial performance and other aspects of our business identified in this Annual Report, as well as other reports that we file from time to time with the Securities and Exchange Commission.  Any statements about our business, financial results, financial condition and operations contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “projects,” or similar expressions are intended to identify forward-looking statements.  Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in the section entitled, RISK FACTORS and elsewhere in this report.  We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future.

Item 1.   Description of Business.

Our name is Infrastructure Materials Corp. and we sometimes refer to ourselves in this annual report as “Infrastructure Materials”, the “Company”, or as “we,” “our,” or “us.”  We are an exploration stage mining company.  Our objective is to explore and, if warranted, develop our limestone, precious and base metal mineral claims located in Clark County, Elko County, Esmeralda County, Humboldt County, Lincoln County, Mineral County, Nye County and Pershing County, in the State of Nevada, and Caribou County in the State of Idaho, as more fully described herein.  In addition to our mineral claims, we own a milling facility, buildings and relating milling equipment located in Mina, Nevada.  The Company continues to look for opportunities to locate and develop other mineral deposits of materials in high demand or anticipated high demand.  We believe that the federal government of the United States will embark on major infrastructure expenditures over the next ten years, creating a demand for cement that exceeds the current sources of supply in certain areas of the United States.  Cement is made from limestone and we believe acquisitions and development of exploration stage limestone claims and concessions have significant potential.

In November of 2008, the Company substantially changed its business focus to the exploration and, if warranted development of cement grade limestone properties, located in the States of Nevada and Idaho.  The Company acquired Infrastructure Materials Corp US (“IMC US”), a Nevada Corporation, pursuant to a Share Exchange Agreement (the “Agreement”) between the Company, IMC US and Todd D. Montgomery dated as of November 7, 2008. Mr. Montgomery was the sole shareholder of IMC US in addition to serving as the Company’s Chief Executive Officer and as a member of its Board of Directors.  IMC US held five limestone properties at the time of purchase, covering a total of 402 mineral claims.  These claim groups were; the Morgan Hill Group, LM Group, Rock Hill Group, Blue Mountain Group and the Aspen Group.  Subsequent to the date of this report, the Company abandoned the LM Group.  The Agreement was approved by the disinterested members of the Company’s Board of Directors on November 6, 2008.  Under the terms of the Agreement, the Company acquired all of the issued and outstanding stock of IMC US in exchange for 397,024 shares of the Company’s common stock at the agreed price of $0.50 per share or $198,512.  That amount represents Mr. Montgomery’s out-of-pocket expenditures for the incorporation of IMC US and the cost of assembling the five limestone properties owned by IMC US.  For accounting purposes the transaction is measured at the fair value, being the market value of the equity instruments delivered on the transaction date. The fair value of the 397,024 shares of the Company’s stock issued was valued at $31,762.  As of the date of this report, the Company does not consider the mineral claims acquired pursuant to the Agreement to be material.  Our assessment may change after exploration of the claims.

On December 1, 2008, the Company amended its Certificate of Incorporation to change its name to from “Silver Reserve Corp.” to “Infrastructure Materials Corp.” The name change was effected pursuant to Section 253 of the Delaware General Corporation Law by merging a wholly-owned subsidiary (formed for the purpose of implementing the name change) into the Company.  The Company was the surviving corporation and, in connection with the merger, it has amended its Certificate of Incorporation to change its name to “Infrastructure Materials Corp.” pursuant to the Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware on December 1, 2008.

On December 18, 2008, the Company incorporated a second wholly owned subsidiary in the State of Delaware under its former name “Silver Reserve Corp.”, sometimes referred to as “Silver Reserve” or “SRC.” The Company assigned all of its silver/base metal projects to this subsidiary.

On March 27, 2009, the Company assigned the milling facility at Mina Nevada to Silver Reserve Corp.  The following chart illustrates the corporate structure of the Company.

Our head office is at 1135 Terminal Way, Suite 207B, Reno, Nevada 89502 and our administration office is also at this address. We have a branch office at 1226 White Oaks Blvd. Suite 10A, Oakville, Ontario, Canada L6H 2B9.  Our toll free telephone number is 866-448-1073 and our toll free fax number is 866-786-6415.

Item 1A. Risk Factors

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

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  Our prospects are further complicated by a pronounced deterioration in equity markets and constriction in equity capital available to finance and maintain our exploration activities.  Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake and the difficult economy and market volatility that we are experiencing.  Moreover, most exploration projects do not result in the discovery of commercial mineable deposits.

3.	OUR BUSINESS IS AFFECTED BY CHANGES IN COMMODITY PRICES.

Our ability to develop our properties and the future profitability of those operations is directly related to the market price of certain minerals. The Company is negatively affected by the current decline in commodity prices

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

Item 2(a).  Description of Limestone Properties held by Infrastructure Materials Corp. US., a wholly owned subsidiary of Infrastructure Materials Corp.

Property Location and Description

The following is a map highlighting the counties in the States of Nevada and Idaho where the properties are located.

The claim groups described below are owned by the Company’s two wholly-owned subsidiaries, Silver Reserve and IMC US.  The Klondyke Claim Group, Dyer Claim Group, Montezuma Claim Group, Nivloc Claim Group (now identified as NL Extension Projects Claim Group), Sylvania Claim Group, Santa Fe Claim Group, Silver Queen Claim Group, Blue Dick Claim Group, Weepah Hills Claim Group, Kope Sheelite Group, Quailey Patented Claims and Quailey Unpatented Claims (collectively the “Mojave Claims”). were originally acquired by the Company and assigned to Silver Reserve.  The Morgan Hill Claim Group, the Rock Hill Claim Group, the Buffalo Mountain Claim Group, the MM Claim Group, the Royale Claim Group and the Aspen Claim Group are owned by the Company’s wholly owned subsidiary IMC US.

Morgan Hill Claim Group

The Morgan Hill Claim Group consists of 212 mineral claims located in Elko County, Nevada, approximately 20 miles west of the town of Wells, Nevada.  The claims are situated about five miles north of Interstate 80 and the Union-Pacific rail line. The property is accessed via the I80 River Ranch Exit. The Morgan Hill claims cover BLM lands within the private land “checkerboard” found within a 20 mile radius on each side of the transcontinental railroad. The Morgan Hill claims cover a NE trending package of Paleozoic sediments which include a block of favorable massive limestone that has a 2.5 mile strike length. This limestone exceeds 250 feet in thickness.  The claim area contains very significant amounts of micritic limestone within the Devonian Devil’s Gate and Nevada Formations.  The unit thickness appears to range up to 500 feet and range varying amounts of interbedded MgO.  There is adjacent sandstone for a silica supply required for cement.  Morgan Hill has topography conducive to open pit mining.  Preliminary tonnage estimates are positive with little to no initial strip ratio. Area topography allows access to drill areas with a track mounted drill rig.  The property lies within 5 miles of the railhead.  It is believed to be situated to competitively reach markets in Salt Lake, Reno, South Idaho and Northern California. Subsequent to the date of this report a 24 hole drill program has been completed on the project identifying three separate cement grade limestone zones of indeterminate thickness. Angle drilling will be required to verify the thickness and continuity of the cement and high grade zones.

Rock Hill Claim Group

The Rock Hill Claim Group consists of 63 mineral claims located in Pershing County, Nevada, approximately 12 miles southeast of Mill City, , Nevada. The Rock Hill claims are accessible from the town of Lovelock, Nevada.  The property geology indicates two basic units most likely in the Natchez Pass Formation.  Each limestone unit is up to 300-400 feet thick with Siltstone/Sandstone interbeds of variable thickness, noted during the mapping. The property is approximately 12-14 miles from the current railhead in the Dunn Glenn area.  Due to the topography, access to this project would be difficult.  Subsequent to the period covered by this report, the Company elected to abandon 51 of the 63 claims.

Buffalo Mountain Claim Group

The Buffalo Mountain Claim Group consists of 36 mineral claims located in Pershing County, Nevada, approximately 20 miles northeast of the town of Lovelock, Nevada.  The geology indicates limestone within the Triassic Natchez Pass Formation. (Based on mapped geology and geochemistry, the outcrops have probable dolomite interbeds) Due to the topography, access to this area would be difficult.  Subsequent to the period covered by this report, the Company elected to abandon 27 of the 36 claims.

MM Claim Group

The MM Claim Group consists of 94 mineral claims located in Clark County, Nevada, approximately 15 miles south of Las Vegas, Nevada.  Work has been conducted to define the potential of the claim group. Samples have been taken with 10% running an acceptable cement grade which may define a specific stratigraphic unit.  Surface mapping is completed and on file.  Subsequent to the period covered by this report, the Company elected to abandon 26 of the 94 claims.

Royale Claim Group

The Royale Claim Group consists of 281 mineral claims located in Clark County, Nevada, approximately 10 miles south of Las Vegas, Nevada.  Reconnaissance exploration indicates good quality carbonates on the surface by visual inspection of hand samples and geochemistry. Large areas on this group are accessible by track mounted drilling equipment. Mapping and sampling is completed and on file.  Subsequent to the period covered by this report, the Company elected to abandon 253 of the 281 claims.

Blue Nose Claim Group

The Blue Nose Claim Group consists of 297 mineral claims located in Lincoln County, Nevada, west of Tule Desert, along the south edge of the Clover Mountains.  The property was surface mapped in November of 2008 to define favorable stratigraphic horizons. Results from this sampling indicate 60% of samples are of cement grade material which is clustered to the northwest portion of the Group. The Claim group is 8 miles east of the Union Pacific rail line in the meadow valley wash.  Access is via the graded Carp and Bunker Peak roads.  Phase 1 drilling consisted of 10 holes. Eight of the 10 holes drilled in the first phase of drilling encountered cement grade limestone assay between 88% and 100% calcium carbonate (CaCO3) with holes 8 and 10 failing to intercept any significant cement grade thicknesses or values within 300 feet of the surface due to their position being higher in the stratigraphic section.  Based upon an analysis of the first phase of drilling it appears that the limestone beds are dipping to the west.  Strip ratios in the area of the drill holes are considered acceptable. Areas of elevated magnesium were encountered but do not appear to affect the overall value of the cement grade zone. Further drilling will be required to define the full mineralized zone.

Aspen Claim Group

The Aspen Claim Group consists of 138 mineral claims located in Caribou and Bear Lake Counties in Aspen, Idaho, north of Montplier and east of Soda Springs.  The Aspen claims are accessible from the southeast corner of Idaho north of Montplier and east of Soda Springs in the Caribou and Bear Lake Counties in Idaho.  These lands are managed by the U.S. Forest Service.  The dominant lithology at Aspen is the Aspen Range Formation and the Birdseye limestone member which is approximately 400 feet thick. Adjacent sandstones of the Wells Formation provide a ready supply of silica for cement.  Geochemical results of samples taken from the property indicate cement grade limestone ranging between 94% and 95%+ calcium carbonateCaCo3 with minimal Magnesium.  Preliminary tonnage estimates are positive with no strip ratio.  Subsequent to the period covered by this report, the Company elected to abandon 75 of the 138 claims.

LM Claim Group and Bird Springs Claim Group

After a field visit to the site of each of these claim groups, the Company decided to abandon both groups in their entirety. The abandonment of the LM Claim Group, one of the claim groups acquired in the purchase of IMC US, and the Bird Springs Claim group were each effectuated following the period covered by this report.

Item 2(b).  Description of Property held by Silver Reserve Corp., a wholly owned subsidiary of Infrastructure Materials Corp.

Property Location and Description

The following is a map highlighting the counties in the State of Nevada where the properties are located.

Medicine Claim Group

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

On April 7, 2009, the Company amended the Option Agreement. This amendment reduced the option payment due on May 1, 2009 from $15,000 to $10,000 and increased the payment due May 1, 2010 from $30,000 to $35,000.

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

The claims lie at elevations ranging from 7,800 feet to 9,012 feet and are located in the Red Mountain District. The Silver Queen Claim Group covers a north west trending group of silver deposits that include the Silver Queen and Mohawk mines. The deposits located in the Red Mountain district were first discovered in 1907. In 1920 a producing mine was constructed and production continued through the late 1950's. Based upon publicly available records, the ore produced from this mine averaged 20-25 ounces of silver per ton.

 Based upon public records, there may be as much as 52,167 tons of probably and possible mineralized material grading an average of 13.4 ounces per ton of silver (699,000 ounces silver) remains unmined in the mine workings. The report estimates extraction, after mining losses, there may be as much as 40,071 tons of probably and possible mineralized material grading 13.3 ounces per ton silver (532,900 ounces silver). The Company believes there is good potential for finding additional tons of mineralized material. Four major exploration targets with good potential within the claim group and separate from the Mohawk vein occurrence are documented in the public records. Recent work by the Company has traced the vein structures in the Mohawk Mine to the Silver Queen mine, for a total of 1.8 miles offering large exploration potential for this project.  Surface exploration has also identified a large silver/lead/zinc anomaly 1000 feet long and 600 feet wide away from the vein structures encompassing the known mines on the property that appears to have had very little previous exploration.

A limited drill program was completed on this new surface anomalies discovered during grid sampling. Four reverse circulation holes were drilled to depth of 400 to 500 feet vertically. Further surface sampling indicates that the anomaly is much larger than initially indicated and further drilling to the west is warranted on what appears to be a new and separate vein structure.

Pansy Lee Claim Group

On August 1, 2006, the Company acquired the Pansy Lee Claims from Anglo Gold Mining Inc. in exchange for 1,850,000 shares of the Company’s common stock. In December 2008, the certificates representing these shares were re-issued to reflect the change of the Company’s name from “Silver Reserve Corp.” to “Infrastructure Materials Corp.”  Our interest was acquired pursuant to an Asset Purchase Agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”).  Pursuant to the Pansy Lee Purchase Agreement, in the event that any one or more claims becomes a producing claim, our revenue is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue.  Gross revenue would be calculated after commercial production commences and includes the aggregate of the following amounts: revenue received by the Company from arm’s length purchasers of all mineral products produced from the property, the fair market value of all products sold by the Company to persons not dealing with the Company at arms length and the Company’s share of the proceeds of insurance on products.  From such revenue, the Company would be permitted to deduct:  sales charges levied by any sales agent on the sale of products; transportation costs for products; all costs, expenses and charges of any nature whatsoever which are either paid or incurred by the Company in connection with the refinement and beneficiation of products after leaving the property and all insurance costs and taxes. On August 15, 2006, Anglo Gold Mining Inc. assigned the Pansy Lee Purchase Agreement to the shareholders of Anglo Gold Mining, Inc. with the consent of the Company.

The Pansy Lee Claim Group consists of 30 mineral claims located in Humboldt County, Nevada, approximately eight miles north west of Winnemucca, Nevada.

The Pansy Lee claims are accessible by road from Winnemucca, Nevada. A graded dirt road runs northwesterly for a distance of 12 miles to the property which lies at elevations ranging from 4600 feet to 5200 feet.

A substantial amount of underground work has been done on the Pansy Lee Claims, as much as 910 feet below surface with over 6000 feet of horizontal tunneling on several levels. A mine was operated at the Pansy Lee claim site from 1937 to 1942. Further production occurred in 1964 and 1974. Work was undertaken again in 1981 and 1982. Much of our information about the Pansy Lee Claim Group was obtained from publicly available reports and articles concerning prior exploration of the site by other parties. A public report prepared in 1986, estimated that approximately 73,800 tons of  average grades of 0.218 ounces gold per ton and 17.48 ounces silver per ton for recoverable ounces of 14,480 gold and 1,159,700 silver remained in the mine.

The Nevada Bureau of Mines Bulletin 59 (1964) reported the following production figures:

Date	Action	Tons	Au	Ag
1936-37	Shipped	205	-	-
1939-40	Shipped	1,677	-	-
1939-42	Milled	39,598	0.134	11.5
1941	Shipped	407	0.385	32.5
Total		41,887

Three core holes were drilled and completed to depths of 800 feet on angle below the existing workings. It appears the 'Swede' vein was encountered in all three holes. Work to date indicates the mineralized zone should extend to depth and along strike on the 2 main veins in the mine. Further drilling of these extensions is warranted.

NL Extension Projects Claim Group

The NL Extension Projects Claim Group consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47.

The NL Extension Projects Claims are accessible from the town of Silver Peak, Nevada.  Elevations on the property range from 5900 feet to 6400 feet.  The NL Extension Projects Claims lie on the eastern flank of Red Mountain and, with the Sixteen-to-One and Mohawk deposits, form a mineralized zone which trends northwesterly.  The veins trend northeasterly across the zone.  The Nivloc Mine operated from 1937 to 1943 with ore grading 0.05 ounces of gold and 11.0 ounces of silver per ton, according to public records. The Nivloc Mine is adjacent but not within the claim group held by the Company.  The Nivloc mine encountered non-mineralized Paleozoic carbonates at around 900 feet and we assume that the reserves here are exhausted.

The Red Mountain District also hosts the Mohawk and Silver Queen mines controlled by the Company.  A 5-hole exploratory reverse circulation drill program has been completed. Hole NL5 intersected 30 feet with an average grade of 2.5 ounce silver and 0.033 ounce gold per ton.  The hole also intersected a second 15-foot zone with five feet grading 21 ounces silver and an average grade of 8.5 ounce silver per ton but no gold.  These intersections appear to be extension of the Nivloc veins 2800 feet east of the old mine workings.  Hole NL3 also appeared to hit the vein but was abandoned due to up-hole collapse. Two additional core holes were drilled to target the veins intersection in NL5 from different angles to verify if the original intercepts went through the vein.

Klondyke Claim Group

The Klondyke Claim Group consists of 63 mineral claims located in Esmeralda County, Nevada.  We staked an additional 103 claims contiguous to the purchased group.  The Klondyke Claim Group is accessible by road from Tonopah, Nevada. The property lies at elevations ranging from 5,400 feet to 5,908 feet.

The Klondyke district, which was discovered in 1899, lies about 10 miles south of Tonopah, Nevada. Most of the deposits occur in veins within limestone carrying both silver and gold.  Production up to 1960 was 2,758 tons, according to public records.  The claim area hosts numerous prospects and mine shafts.  The property geology was mapped at a scale of 1:12000 in 2007 and 5 separate sample grids were laid out and sampled to cover what appeared to be anomalous zones outlined during the mapping program.  A limited drill program has been proposed but not submitted to the BLM to follow up surface and geologic anomalies.

Mapping and grid sampling to date indicate strong NE/SW bearing anomalous zones to the south of the old mine working where the structure runs NW/SE.  Surface sampling in this zone carried grades as high as 42.3 oz silver and 0.1 oz gold per ton.

Grid sampling has identified a large gold-only anomalous zone in the southern portion of the property.  A trenching program is recommended.

Subsequent to the period covered by this report, the Company elected to retain only 104 of the 166 mineral claims and 62 mineral claims were abandoned.

Dyer Claim Group

The Dyer Claim Group consists of 19 mineral claims located in Esmeralda County, Nevada, approximately 5 miles east of the town of Dyer, Nevada on Highway 3A. The Dyer group of claims are accessible from the town of Dyer, Esmeralda County. The property lies at elevations ranging from 4,800 feet to 5,600 feet. The Dyer district consists of several prospects and a few small mines. The deposits consist of black copper-silver sulfide in quartz veins in crushed and decomposed limestone. Surface oxidation has led to the formation of copper carbonate, iron oxide and silver chloride. Mineralization consists of copper-gold sulfides in quartz veins within limestone country rocks.

Subsequent to the period covered by this report, the Company elected to retain only 8 of the 19 mineral claims and 11 mineral claims were abandoned.

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

Montezuma Claim Group

The Montezuma Claim Group consists of 19 mineral claims located in Esmeralda County, Nevada approximately 5.5 miles west of the town of Goldfield, Nevada on Highway 95.  The property lies at elevations ranging from 6400 feet to 6895 feet. The Montezuma District consists of a number of prospects, some shafts and tunnels and one small mine. Based upon publicly available records, the district is predominantly a silver-lead district although small amounts of copper, gold and bismuth were found in some of the producers. The deposits consist of quartz veins in limestone and shale and also replacements in limestone. Mapping done in the spring of 2008 indicates the property lies on the southern edge of a caldera, warranting further exploration work. A "caldera" is cauldron-like volcanic feature formed by the collapse of land following a volcanic eruption. Some calderas are known to support rich mineralogy.

Subsequent to year end only 10 of the 19 mineral claims were retained and 9 mineral claims were abandoned.

Blue Dick Claim Group

The Blue Dick Claim Group consists of 32 mineral claims located in Esmeralda County, Nevada, approximately 2.5 miles west of the town of Lida, Nevada on Highway 3.

The claims lie at elevations ranging from 6920 feet 8440 feet. The Blue Dick claims are located in the SE part of the Palmetto District. Production occurred prior to 1960 and the deposits contained silver, gold and lead and occur in veins, according to public records. Most of these veins trend west or northwest. The claim area contains numerous prospects, adits, shafts and two small open pit mines. The Blue Dick mine, has two shafts and two adits but no data is available.

Geologic mapping and sampling indicates complex thrust faulting traced from the historic underground mine workings along strike for a length of at least 3000 feet. Rock chip sampling underground carried grades of gold 1.3 opt and silver 69 opt.

Geochemical anomalies have also been located south of the mine workings and grid samples have provided an additional target area. Surface rock chip sampling yielded values up to 25% copper, 1.30 opt gold, 68 opt silver and 7 % lead. There are 5 drill targets currently identified on the property.

Subsequent to year end only 19 of the 32 mineral claims were retained and 9 mineral claims were abandoned.

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

Kope Scheelite Claims Group

The Kope Scheelite Claims Group consists of 44 mineral claims located in Mineral County, Nevada, approximately 2 miles east of Luning. Nevada. The elevations on the claim area range from 6800 feet to 7000 feet. The Kope Scheelite claims are located on the southernmost part of the Gabbs Valley Range. The workings on the property consist of numerous shafts and prospects.

Geologic mapping completed in 2007 indicates strong NW/SE bearing mineralized trends running across the property. Recent mapping indicated new strong gold, silver and copper mineralization along NW/SE bearing structures.

Subsequent to year end only 26 of the 44 mineral claims were retained and 18 mineral claims were abandoned.

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

Subsequent to year end only 16 of the 27 mineral claims were retained and 11 mineral claims were abandoned.

Quailey Claim Group

The Quailey Mine Claim Group consists of 35 staked claims and 9 patented claims (for a total of 44 claims) located in Mineral County, Nevada approximately 16 miles southeast of Hawthorne, Nevada on the northwest side of Excelsior Mountains.  The Company purchased 15 staked claims and 9 patented claims.  Following the closing of the purchase the Company staked an additional 20 claims contiguous to the staked claims purchased.

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

During the year the Company filed a quiet title suit and received clear title to all the patented claims.

Subsequent to year end only 7 of the 35 staked claims were retained and the 9 patented claims were retained and 28 of the staked claims were abandoned.

Gold Point Claim Group

On February 15, 2008, the Company entered into an agreement with Roger Hall, an officer and director of the Company, to acquire 14 mineral claims referred to as the Gold Point Claim Group in consideration of the sum of $5,000 dollars payable in cash and 175,000 common shares in the capital of the Company.

The Gold Point Claim Group now consists of 8 mineral claims located in Nye County in the Gold Point District, about 10 miles north east of Current, Nevada.

Mineralization from 0.5 to 10 ppm gold was noted in shaley rocks adjacent to substantial jasperoids on the property.  The “jasperoids” found in Nevada are hard, dense purple-black rocks with considerable content of pyrite.

Red Rock Mill

On August 1, 2006, the Company entered into an agreement with International Energy Resources, Inc. to purchase a mill building and related milling equipment located on 28 mill site claims at Mina in Mineral County, Nevada.  The mill building is a corrugated steel structure.  The assets were conveyed in exchange for 6,975,000 common shares of the Company valued at $1,743,750 pursuant to a Property Purchase Agreement with International Energy Resources, Inc. (the “International Energy Resources Purchase Agreement”).

On August 1, 2006 the Company purchased a 100% interest in refinery equipment from Nevada Refinery Inc. in exchange for 88,500 shares of common stock of the Company, valued at $22,125.  The Company intends to install this equipment in its mill building located near Mina, Nevada.  The refinery equipment will be used to refine “dore” bars or smelt concentrate produced from the milling process. “Doré” bars are bars of precious metal, in this case silver and gold, poured from molten material recovered in the final processing of the mill.

On August 15, 2006, International Energy Resources Inc. assigned the International Energy Resources Purchase Agreement to its shareholders with the consent of the Company.  The milling facility is a custom mill installation located near the town of Mina, Nevada, approximately 185 miles south east of Reno, Nevada on US 95.  The mill has operated under various configurations to meet specific requirements of prior operators.  Ore from various sources has been custom milled and processed for the production of concentrate or doré bars.

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

Subsequent to year end only 6 of the 28 Mill Site claims were retained and 22 mineral claims were abandoned.

Property Purchases

The following paragraph describes the acquisition of the Claim Groups.  All of the following Claim Groups have been assigned to the Company’s wholly-owned subsidiary, Silver Reserve Corp.

On August 1, 2006, the Company entered into a property purchase agreement (the “Mojave Silver Property Purchase Agreement”) with the Mojave Silver Company, Inc. (the “Mojave Silver Property”) to acquire a 100% interest in claims located in Esmeralda County and Mineral County, Nevada (as further described below) and known as the Klondyke Claim Group, Dyer Claim Group, Montezuma Claim Group, Nivloc Claim Group (now identified as NL Extension Claim Group), Sylvania Claim Group, Santa Fe Claim Group, Silver Queen Claim Group, Blue Dick Claim Group, Weepah Hills Claim Groups, Kope Sheelite Group, Quailey Patented Claims and Quailey Unpatented Claims (collectively the “Mojave Claims”).  The Mojave Claims were conveyed in exchange for 3,540,600 shares of the Company’s common stock, valued at $885,150.  On August 15, 2006 Mojave Silver Company Inc. assigned the Mojave Silver Property Purchase Agreement to the shareholders of Mojave Silver Company with the consent of the Company Since the purchase, the Company has added claims to some of the groups and abandoned claims in other groups.

Regulations Governing Mining in Nevada

All exploration and mining in Nevada is carried out under regulation established by the Federal Bureau of Land Management (the “BLM”) and the Nevada Bureau of Mining and Geology, and in some circumstances the local county or municipality where the claims are located.  These regulations cover exploration work where the surface is disturbed, all types of underground mining, air and water quality, use of ground water from wells, rivers, ponds and lakes, waste management, protection of the environment wildlife and historical sites, road building, discharge and disposal of all materials from mining operations plus other matters.

Government Requirements for Maintenance of Claims

A claim holder is required to pay an annual fee of $140.00 per claim to the BLM on or before August 31 of each year. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and Idaho.

Government Permitting

The BLM and the Nevada Bureau of Mining and Geology issue permits required for exploration and mining in the State of Nevada.  The Company is required to post bonds with the BLM to cover reclamation cost related to the work carried out on any claim group.

Item 3.   Legal Proceedings.

There is no legal proceeding pending or, to the best of our knowledge, threatened against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of June 30, 2009, there were 60,198,500 shares of common stock of the Company (a “Share” or “Shares”) outstanding, held by 591 shareholders of record.

Private Placements of Securities issued during the Year Ended June 30, 2007

The Company completed private placements of Shares at $0.25 per share from accredited investors for the number of shares and on the dates set out below.

Shares	Date Issued

1,087,500	July 4, 2006
112,500	July 5, 2006
914,888	July 26, 2006
1,200,000	August 3, 2006
280,851	August 10, 2006

The Company registered the resale of the shares listed above in a registration statement on Form SB-2 which was made effective by the SEC on April 24, 2007.

 The foregoing private placements were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to an exemption afforded by Regulation S promulgated thereunder (“Regulation S”).  Each of the investors that participated in the foregoing private placement was a non “U.S. Person” as that term is defined in Rule 902 of Regulation S.

The Company issued Convertible Debentures in the amounts and on the dates set out below.

Issue Date	Amount

7/4/2006	$729,137.50
7/26/2006	$671,280.00
7/10/2006	$875,000.00
8/2/2006	$204,787.25

Each Convertible Debenture had a term maturing on December 31, 2007 and bore interest at the rate of 2% per annum.  Interest is payable on conversion or maturity and may be payable by delivery of cash or Shares.  The Convertible Debentures were ranked equal with each other.

The Convertible Debentures were convertible into “Units” where each Unit consists of one Share and Share purchase warrant (a “Warrant”) at the rate of one Unit for each $0.50 of principal under the Convertible Debenture at the time of conversion.  The Company reserved the right to pay interest in cash or Shares at its option.  Each Warrant entitled the holder to purchase one Share at $0.75 per Share for a term of 12 months following issuance of the Warrant.  The Convertible Debentures were convertible at any time before maturity of the Convertible Debentures.  The Convertible Debentures were converted as described below in “Securities issued during the Year Ended June 30, 2008.”

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

Broker Purchase Warrants to purchase Convertible Debentures

During the year ended June 30, 2007, the Company issued broker warrants to purchase convertible debentures as part of the commission due the agents who placed the offering of common shares and convertible debentures.  These warrants listed below represented an amount equal to 10% of the convertible debentures placed.

The Company issued 700,214 warrants at an exercise price of $0.50. The expiry dates of the above listed broker warrants was originally June 30, 2007 and was extended to December 31, 2007 and was further extended to December 31, 2008 from December 31, 2007 by resolution of the Board of Directors on November 21, 2007. Further the Board of Directors by a resolution on June 18, 2008, extended the expiry of these warrants until December 31, 2009.

Date Issued	Expiration Date	Exercise Price

July 6, 2006	December 31, 2009	$175,000
July 26, 2006	December 31, 2009	67,128
August 2, 2006	December 31, 2009	107,979
		$350,107

Securities issued during the Year Ended June 30, 2008

The Convertible Debentures issued in the year ended June 30,2007 as well as Convertible Debentures of similar terms issued in the year ended June 30, 2006, were converted into shares and warrants between October 3, 2007 and November 5, 2007.  The interest was paid in common shares of the Company. This resulted in the issuance of the following Shares and warrants on the dates set out below.

Conversion Date	Shares	Shares Issued for Interest	Warrants Issued

Oct 8/07	446,812	10,967	446,812

Oct 9/07	1,935,394	52,663	1,935,394

Oct 10/07	300,000	7,397	300,000

Oct 12/07	446,812	11,067	446,812

Oct 16/07	2,159,574	55,673	2,159,574

Oct 25/07	127,604	3,460	127,604

Oct 30/07	127,663	3,498	127,663

Nov 5/07	1,458,275	39,871	1,458,275

The interest shares were issued as “restricted” and may not be re-sold unless an exemption from registration is available such as the exemption afforded by Rule 144 promulgated under the Securities Act.

The expiry dates of these warrants were extended to December 31, 2009 by a resolution of the Board of Directors on June 18, 2008.

Effective as of September 1, 2007, the Company entered into an agreement with Brehnam Trading Corp. (“Brehnam”) for a term of 24 months to provide consulting services on financial matters, business growth and development, and general business matters.  The Company paid Brehnam 1,500,000 restricted Shares earned in equal installments of 375,000 shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009.  The said 1,500,000 Shares were tendered in one certificate upon execution of the agreement and were deemed to be in Brenham’s possession.  On July 6, 2009, the consulting period was extended to August 30, 2011 without further compensation.

Effective as of September 1, 2007, the Company entered into an agreement with Costa View Inc. (“Costa”) for a term of 24 months to provide consulting services on financial public relations, business promotion, business growth and development, including mergers and acquisitions, and general business matters.  The Company paid Costa 1,500,000 restricted Shares earned in equal installments of 375,000 shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009.  The said 1,500,000 Shares were tendered in one certificate upon execution of the agreement and were deemed to be in Costa View’s possession. On July 6, 2009 the consulting period was amended and extended to August 30, 2011 without further compensation.

On February 15, 2008 the Company entered into an agreement with Roger Hall, an officer and director of the Company, to acquire 15 mineral claims referred to as the Gold Point Claim Group in consideration of the sum of $5,000 payable in cash and 175,000common shares in the capital of the Company, valued at $105,000.Shares.

The Company issued 25,000 Shares to Endeavor Holdings, Inc. on March 3, March 28, April 28, May 28, June 26, July 20 and September 3 of 2008 for a total of 175,000 common shares valued at $85,250 in accordance with the terms of the contract dated March 3, 2008.  The contract was terminated on October 1, 2008.

Securities issued during the Year Ended June 30, 2009

On August 22, 2008, the Company completed private placements of “Units” at $0.50 per Unit from accredited investors for 7,040,000 Units.   Each Unit consists of one Share and one half a Share purchase warrant.  Each full warrant entitles the holder to purchase Share at $0.75 on or before September 1, 2010.  This private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S. All of the investors were non-U.S. Persons. The Company paid a commission of $147,000 and issued 294,000 broker warrants to purchase Units at $0.50 per Unit in connection with the private placement as listed below.  The Units have the same terms as those sold to investors.

Date	$'s	Shares	Warrants

Jul 6’08	$50,000	100,000	50,000

Jul 7'08	$250,000	500,000	250,000

Jul 8'08	$500,000	1,000,000	500,000

Jul 21'08	$100,000	200,000	100,000

Jul 24'08	$20,000	40,000	20,000

Jul 29'08	$100,000	200,000	100,000

Aug 1'08	$200,000	400,000	200,000

Aug 5'08	$350,000	700,000	350,000

Aug 13'08	$500,000	1,000,000	500,000

Aug 14/08	$200,000	400,000	200,000

Aug 15/08	$1,000,000	2,000,000	1,000,000

Aug 22/08	$250,000	500,000	250,000

	$3,520,000	7,040,000	3,520,000

Broker Warrants:

Issued	Expiration Date	Units	Amount

August 15, 2008	September 1, 2010	245,000	$122,500

August 13, 2008	September 1, 2010	49,000	$24,500

Between February and March 2009, the Company received an election to purchase 8,900,907 Shares under the exercise of warrants at $0.25 per Share. This exercise price of $0.25 per Share was part of a one time offer to all warrant holders approved by the Board of Directors on December 11, 2008 that provided that the exercise price be reduced from $0.75 per Share to $0.25 per share if the warrants were exercised prior to February 28, 2009. The Company received $2,225,227 and issued 8,900,907 shares.

Our common stock is traded on the Over the Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol “IFAM” (formerly “SLVV”). The Over the Counter Bulletin Board does not have any quantitative or qualitative standards such as those required for companies listed on the Nasdaq Small Cap Market or National Market System. Our high and low sales prices of our common stock during the fiscal year ended June 30, 2009 is as follows:

Quarter ended	High	Low

September 30, 2008	$0.69	$0.30

December 31, 2008	$0.35	$0.08

March 31, 2009	$0.37	$0.15

June 30, 2009	$0.52	$0.18

Stock Option Plan

On April 20, 2006, we adopted the 2006 Stock Option Plan (the "Plan") under which our officers, directors, consultants, advisors and employees may receive stock options.  The aggregate number of shares of common stock that may be issued under the plan is 5,000,000.  The purpose of the Plan is to assist us in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors, and employees of Infrastructure Materials Corp. who contribute to our success, and to achieve long-term objectives that will inure to the benefit of all shareholders through the additional incentive inherent in the ownership of our common stock.  Options granted under the plan will be either "incentive stock options", intended to qualify as such under the provisions of section 422 of the Internal Revenue Code of 1986, as from time to time amended (the "Code") or "unqualified stock options".  For the purposes of the Plan, the term "subsidiary" shall mean “Subsidiary Corporation,” as such term is defined in section 424(f) of the Code, and "affiliate" shall have the meaning set forth in Rule 12b-2 of the Exchange Act.

The following table summarizes the options outstanding as at June 30, 2009:

		Weighted	Weighted
		average	average
		remaining	remaining
		contractual	contractual
	Option Price	life	life	Number of options
Expiry Date	Per Share	2009	2008	2009	2008
Aug 30, 2009	0.25	0.17		20,833
Aug 30, 2009	0.15	0.17		10,417
Dec 31, 2009	0.30	0.51		50,000
Dec 31, 2009	0.35	0.51		133,333
April 9, 2012	0.30	2.82	3.75	1,800,000	1,850,000
April 16, 2012	0.50	2.84	3.75	50,000	50,000
May 16, 2012	0.50	2.92		-	-
Jan 23, 2013	0.60	3.62	4.58	50,000	50,000
April 1, 2013	0.35	3.81	4.75	50,000	400,000
June 22, 2013	0.52	4.04	4.95	-	250,000
Dec 10, 2013	0.15	4.51		1,925,000	-
Dec 10, 2013	0.25	4.51		50,000	-
Jan 1, 2014	0.15	4.57		300,000
Feb 2, 2014	0.31	4.66		150,000
June 4, 2014	0.47	5.00		50,000
Options outstanding at end of year				4,639,583	2,600,000
Weighted average exercise price at end of year				0.24	0.49
Weighted average remaining contractual life		3.65	4.03

	Number of Shares
	2009	2008

Outstanding, beginning of year	2,600,000	1,910,000
Granted	4,550,000	700,000
Expired	-	-
Exercised	-	-
Forfeited	(2,510,417)	(10,000)
Cancelled	-	-
Outstanding, end of year	4,639,583	2,600,000
Exercisable, end of year	3,523,750	2,045,833

Item 6.   Selected Financial Data

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the accompanying financial statements and notes included in this report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

Discussion of Operations & Financial Condition
Twelve months ended June 30, 2009

The Company has no source of revenue and we continue to operate at a loss.  We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter.  As at June 30, 2009, we had accumulated losses of $12,429,649 (June 30, 2008 - $6,730,845).  Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company’s major endeavor over the years has been its effort to raise additional capital to pursue its exploration activities.

In November of 2008, we substantially changed our business focus to the exploration and development of cement grade limestone properties, also located in the States of Nevada and Idaho. We acquired Infrastructure Materials Corp US (“IMC US”), a Nevada Corporation, pursuant to a Share Exchange Agreement between the Company, IMC US and Todd D. Montgomery dated as of November 7, 2008. Mr. Montgomery was the sole shareholder of IMC US in addition to serving as the Company’s Chief Executive Officer and as a member of its Board of Directors.  IMC US held five limestone properties at the time of purchase, covering a total of 402 mineral claims.  These claim groups were; the Morgan Hill Group, LM Group, Rock Hill Group, Blue Mountain Group and the Aspen Group.  Subsequent to the date of this report, the Company abandoned the LM Group.

The Company continues to look for opportunities to develop other mineral deposits of commodities in high demand or anticipated high demand.  We believe that the federal governments in the United States will embark on major infrastructure expenditures in the next 10 years creating a demand for cement that exceeds the current sources of supply in certain areas of the United States.  Cement is made from limestone and we believe our acquisitions in this area have significant potential.

On December 1, 2008, the Company amended its Certificate of Incorporation to change its name from “Silver Reserve Corp.” to “Infrastructure Materials Corp.”

 On December 18, 2008, the Company incorporated a second wholly owned subsidiary in the State of Delaware under its former name “Silver Reserve Corp.”, sometimes referred to as “Silver Reserve”. The Company assigned all of its silver/base metal projects to this subsidiary.

We have continued to raise capital and are moving forward with exploration on our Projects. We have completed the evaluation of 9 of our Limestone Projects and determined that the Blue Nose and Morgan Hill Projects provide the best opportunity for development of resources that could go to production. We have completed the evaluation of all of our Silver Reserve Projects and determined that the Medicine and Silver Queen, Pansy Lee and NL Extension Projects provide the best opportunities for development.  We have decided to discontinue exploration of the silver projects and we are concentrating our efforts on the limestone Projects.  As of the date of this report the Company is seeking a buyer to purchase the assets of our wholly-owned subsidiary, Silver Reserve Corp.

The consolidated financial statements include the accounts of the Company and its subsidiaries, Infrastructure Materials Corp US and Silver Reserve Corp.  All material inter-company accounts and transactions have been eliminated.

SELECTED ANNUAL INFORMATION

	June 30, 2009	June 30, 2008

Revenues	Nil	Nil
Net Loss	$5,698,804	$3,791,042
Loss per share-basic and diluted	$(0.11)	$(0.09)
Total Assets	$4,884,471	$3,050,237
Total Liabilities	$270,901	$350,402
Cash dividends declared per share	Nil	Nil

Our total assets for the year ended June 30, 2009 includes cash and cash equivalents of $420,266, short-term investments of $3,116,803, prepaid expenses of $205,482 and capital assets of $1,141,920. Our total assets for the year ended June 30, 2008 includes cash and cash equivalents of $1,553,855, prepaid expenses of $155,546 and capital assets of $1,340,836. The total assets increased from $3,050,237 on June 30, 2008 to $4,884,471 on June 30, 2009.  This increase is the result of capital financing in July 2008 and August 2008 as well as the exercise of warrants in February 2009 and March 2009.

Revenues

No revenue was generated by the Company’s operations during the years ended June 30, 2009 and June 30, 2008.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in Operating Expenses for the year ended June 30, 2009 is general and administrative expense of $3,125,351, as compared with $1,782,706 for the year ended June 30, 2008.  General and administrative expense represents approximately 54% of the total operating expense for the year ended June 30, 2009 and 46% of the total Operating Expense for the year ended June 30, 2008.  General and administrative expense increased by $1,342,645 in the current year, compared to the prior year.  Most of the increase is from consulting fees ($277,857), due diligence costs on limestone projects ($175,720), stock based compensation ($674,778), wages ($166,953) and foreign currency losses ($51,921).

(b) Project Expense

Included in operating expenses for the year ended June 30, 2009 is project expenses for $2,409,468 as compared with $1,836,077 for the year ended June 30, 2008.  Project expense represents approximately 42% of the total operating expense for the year ended June 30, 2009 and approximately 47% of the total operating expense for the year ended June 30, 2008. The majority of project expenses for the years ended June 30, 2009 and June 30, 2008 related to exploration on the limestone, precious and base metal claims.

Liquidity and Capital Resources

The following table summarizes the company’s cash flows and cash in hand:

	Year ended	Year ended
	June 30, 2009	June 30, 2008

Cash and cash equivalent	$420,266	$1,553,855
Working capital	$3,471,650	$1,358,999
Cash used in operating activities	$(3,599,725)	$(2,173,006)
Cash (used)/provided in investing activities	$(3,132,091)	$1,087,605
Cash provided by financing activities	$5,598,227	$ nil

As at June 30, 2009, the Company had working capital of $3,471,650 as compared to $1,358,999 as of June 30, 2008.  Working capital increased as a result of capital financing in July 2008 and August 2008 as well as warrant exercises in February 2009 and March 2009 which was not expended on drilling and exploration projects during the year.  The Company did not raise any capital during the year ended June 30, 2008.

Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangements as of June 30, 2009 and June 30, 2008.

Contractual Obligations and Commercial Commitments

On August 1, 2006, the Company acquired the Pansy Lee Claims from Anglo Gold Mining Inc. in exchange for 1,850,000 shares of the Company’s common stock.  The Company’s interest was acquired pursuant to an Asset Purchase Agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”).  Pursuant to the Pansy Lee Purchase Agreement, in the event that any one or more claims becomes a producing claim, the Company’s revenue is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue.  Gross revenue would be calculated after commercial production commences and includes the aggregate of the following amounts: revenue received by the Company from arm’s length purchasers of all mineral products produced from the property, the fair market value of all products sold by the Company to persons not dealing with the Company at arms length and the Company’s share of the proceeds of insurance on products.  From such revenue, the Company would be permitted to deduct:  sales charges levied by any sales agent on the sale of products; transportation costs for products; all costs, expenses and charges of any nature whatsoever which are either paid or incurred by the Company in connection with the refinement and beneficiation of products after leaving the property and all insurance costs and taxes.

Effective as of September 1, 2007, the Company entered into an agreement with Brehnam Trading Corp. (“Brehnam”) for a term of 24 months to provide consulting services on financial matters, business growth and development, and general business matters.  The Company paid Brehnam 1,500,000 Shares earned in equal installments of 375,000 shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009.  The said 1,500,000 Shares were tendered in one certificate upon execution of the agreement and are deemed to be in Brenham’s possession and were issued as “restricted” and may not be re-sold unless an exemption from registration is available such as the exemption afforded by Rule 144 promulgated under the Securities Act.   On July 6, 2009 the consulting period was amended and extended to August 30, 2011 without further compensation. Brenham is required to return any unearned Shares if the agreement is terminated early.

Effective as of September 1, 2007, the Company entered into an agreement with Costa View Inc. (“Costa”) for a term of 24 months to provide consulting services on financial public relations, business promotion, business growth and development, including mergers and acquisitions, and general business matters.  The Company paid Costa 1,500,000 restricted Shares earned in equal installments of 375,000 shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009 and were issued as “restricted” and may not be re-sold unless an exemption from registration is available such as the exemption afforded by Rule 144 promulgated under the Securities Act.  The said 1,500,000 Shares were tendered in one certificate upon execution of the agreement and are deemed to be in Costa View’s possession.  On July 6, 2009 the consulting period was amended and extended to August 30, 2011 without further compensation. Costa is required to return any unearned Shares if the agreement is terminated early.

On September 14, 2007 the Company accepted a proposal from Lumos & Associates to complete the regulatory permitting process for the Company’s Mill in Mina, Nevada.  The total consideration to be paid under the contract is approximately $350,000.  The permitting process is being carried out in twelve stages. The completion date has not been determined.  The Company is required to authorize in writing each stage of the work before the work proceeds.  As of June 30, 2009, the Company has authorized and paid Lumos and Associates $134,181.

On April 4, 2008, the Company entered into a Consultant Agreement with Lumos and Associates, to facilitate completing exploration drilling “Notices of Intent” and Plans of Operation in compliance with the requirements of the United States Bureau of Land Management. The Company estimates the costs of each Notice of Intent plan to range from $3,000 to $4,000. Plans of Operation will be priced separately.

On May 1, 2008, the Company entered into a Consulting Services Agreement with Lance Capital Ltd., at $12,500 per month to provide personnel to carry out administration services for the Company. On November 1, 2008, the Consulting Services Agreement was amended to reduce the monthly fee to $10,000 for the months of December 2008 and January 2009 and thereafter to $7,500.

On May 20, 2008, the Company entered into an option agreement with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”) effective as of May 1, 2008 (the “Date of Closing”), to acquire 25 mineral claims located in Elko County, Nevada and known as the “Medicine Claims.” During the term of the Option Agreement, the Company has the exclusive right to explore and develop, if warranted, the Medicine Claims.  The Company paid $10,000 to the Optionees upon execution of the option agreement.  The option agreement requires the Company to make additional payments as follows: $15,000 on the first anniversary of the Date of Closing (May 1, 2009), $30,000 on the second anniversary of the Date of Closing, $60,000 on the third anniversary of the Date of Closing and $80,000 on each anniversary of the Date of Closing thereafter until the tenth anniversary of the Date of Closing. The Optionees may elect to receive payment in cash or in shares of the Company’s common stock. Upon making the final payment on the tenth anniversary of the Date of Closing, the Company will have earned a 100% undivided interest in the Medicine Claims. On April 7, 2009, the Company amended the Option Agreement. This amendment reduced the option payment due on May 1, 2009 from $15,000 to $10,000 and increased the payment due May 1, 2010 from $30,000 to $35,000.  Pursuant to the option agreement, the Medicine Claims are subject to a 3% net smelter return (“NSR”) royalty payable to the Optionees.  The payments made during the term of the option agreement are to be applied as advance NSR royalty payments. Beginning on the eleventh anniversary of the Date of Closing, the Company is required to make annual advance royalty payments of $80,000. At such time as the Medicine Claims are in production, if ever, the Company shall make annual royalty payments equal to the greater of the actual 3% NSR or $80,000.  The Company may terminate the option agreement at any time before the option is fully exercised upon 60 days notice to the Optionees.  The Company does not consider the Medicine Claims to be material assets at this time; however this assessment may change upon further exploration.

Effective as of June 23, 2008, the Company appointed Mason Douglas as the President of the Company. Mr. Douglas is also a director of the Company. In connection with the appointment, the Company entered into a consulting services agreement (the “Consulting Agreement”) with a corporation that is controlled by Mr. Douglas. The Consulting Agreement has a term of one year and is automatically renewable thereafter. Either party may terminate the Consulting Agreement upon 90 days notice. During the term of the Consulting Agreement the Company will pay the corporation controlled by Mr. Douglas a fee of $8,500 per month. On June 4, 2009 the Company’s board of directors resolved to delete the necessity of further reviews as provided by the Consulting Agreement with respect to reviewing the performance of Mr. Douglas at six-month intervals.

On December 8, 2008, the Company’s wholly owned subsidiary, Infrastructure Materials Corp. US, entered into a Mineral Lease Agreement (the “Lease Agreement”) with Earl Edgar Mineral Trust (the “Lessor”) to lease certain mineral rights in Elko County, in the State of Nevada.  The term of the Lease Agreement is ten (10) years and will automatically renew on the same terms and conditions for additional ten-year periods, provided the Company is conducting exploration, development or mining either on the surface or underground on the property.  The rent shall be paid each year on January 1st.

$1.00 per net acre was paid upon execution of the Lease Agreement and on January 1, of each year commencing in 2010 and extending for so long as the Lease Agreement is in effect the Company is obligated to make the following payments during:

2010	$1.00 per net acre
2011	$2.00 per net acre
2012	$2.00 per net acre
2013	$3.00 per net acre
2014	$3.00 per net acre
2015	$4.00 per net acre
2016	$4.00 per net acre
2017	$5.00 per net acre in each year for the duration of the Lease Agreement,.

The Lease Agreement covers 100% of the mineral rights on 1,120 acres (“Property A”) and 50% of the mineral rights on 6,740 acres (“Property B”).

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

Effective as of January 1, 2009, the Company entered into a Consulting Agreement with Scott Koyich (the “Consultant”) for a period of six months to provide consulting services with respect to financial public relations, business promotion, business growth and development for a term of six months.  The Consultant shall be paid $5,000 per month for his services during the term of the Agreement.  Either party may terminate the Agreement on 30 days notice.  In addition, the Company granted the Consultant an option to acquire 300,000 common shares of the Company at $0.15 per share for a term of five years. These options vest at the rate of 50,000 shares per month. On June 29, 2009 the Company extended the consulting period to December 31, 2009 without additional options.  Subsequent to the date of this report, this agreement was terminated effective October 15, 2009.

On February 23, 2009, the Board of Directors approved a drilling contract with Harris Exploration Drilling and Associates Inc. dated February 25, 2009 to carry out up to 30,000 feet of drilling programs in Nevada. The Company will pay $12.00 per foot for drilling plus various other costs related to mobilization and demobilization, travel, down and moving time, plus other costs dependant on conditions and supplies. The Company paid a $25,000 refundable deposit upon execution of the contract. During the year ended June 30, 2009 the Company paid Harris Exploration Drilling $223,265 to complete 10,495 feet of drilling.

On April 24, 2009, IMC US, the Company’s wholly-owned subsidiary, entered into a consulting agreement with PHW Consulting (“PHW).  PHW is to provide collection, analysis and interpretation of data pertaining to mineral claims in Clark and Lincoln counties of Nevada owned by IMC US.  PHW is also required to write and submit a Canadian National Instrument 43-101 compliant Technical Report on the Blue Nose Project in Lincoln County.  The cost is $15,000 for a NI 43-101 compliant technical report plus $500.00 per day and out of pocket expenses for data collection, analysis and interpretation. To date, the Company has paid $12,943 for data collection and out of pocket expenses.

On May 25, 2009, the Company’s wholly-owned subsidiary, IMC US hired Lumos & Associates to conduct base line studies for the Blue Nose Project located in Lincoln County, Nevada with the intention of determining if a suitable plan site can be located with enphasis on rail and road access and environmental considerations that could impede development.  The total consideration to be paid under the contract is approximately $74,500. The Company has to authorize each phase of the work.  During the year ended June 30, 2009 the Company paid Lumos & Associates $9,952.

Maintaining Claims in Good Standing

The Company is required to pay to the Department of Interior Bureau of Land Management (BLM) on or before August 31st of each year, a fee in the amount of $140.00 per mineral claim held by the Company.  The total amount paid to August 31, 2009 was $172,620 for 1233 claims held by the Company at that date.

The Company is also required to pay annual fees to Counties in which the claims are held.  At August 31, 2009, the Company paid $12,356 to nine counties.

The Company also holds 9 patented claims and 2 leased patented claims.  A patented claim is fee simple title to the property.  Patented claims are subject to taxes assessed by the local community based on assessment rates set annually.

CASH REQUIREMENTS

At June 30, 2009, the Company had cash and cash equivalents of $420,266, short-term investments of $3,116,803 and prepaid expenses of $205,482 for a total of $3,742,551.  The Company has projected budgeted expenditures for the fiscal period commencing July 1, 2009 as follows:

General and Administration expenses of $1,999,503 and projected Project expenses of $3,193,656 (subject to availability of funds) for a total of $5,193,159.   Our ability to incur the total Project expenses is subject to permitting programs with the Bureau of Land Management and results of the drilling as it progresses.  The Company has no firm commitment for additional financing and may not be able to incur all of the Project expense planned in the budget unless further capital is raised.

The Company hopes to be able to sell part or all of its precious and base metal projects and the Red Rock Mill or its wholly owned subsidiary, Silver Reserve Corp. that controls these assets and use the proceeds for exploration and drilling on the limestone projects.

SUBSEQUENT EVENTS

The Company has reviewed subsequent events up to September 14, 2009. Subsequent events are as follows:

Based on work carried out on the claim groups listed below, the Company has abandoned certain claims that it has determined will not contain many minerals that we believe would be developed.

Limestone Mineral Claims

Subsequent to the year ended June 30, 2009 the following claims held by the Company’s wholly owned subsidiary, Infrastructure Materials Corp US., were abandoned.

•	The Bird Springs mineral claim group and the LM mineral claims were abandoned.
•	12 of the 63 Rock Hill mineral claims were retained and 51 mineral claims were abandoned.
•	9 of the 36 Buffalo Mountain mineral claims were retained and 27 mineral claims were abandoned.
•	68 of the 94 MM mineral claims were retained and 26 mineral claims were abandoned.
•	28 of the 281 Royale mineral claims were retained and 253 mineral claims were abandoned.
•	63 of the 138 Aspen mineral claims were retained and 75 mineral claims were abandoned.

SRC Mineral Claims

Subsequent to the year ended June 30, 2009 the following claims held by the Company’s wholly owned subsidiary, Silver Reserve Corp., were abandoned.

•	104 of the 166 Klondyke mineral claims were retained and 62 were abandoned.
•	8 of the 19 Dyer mineral claims were retained and 11 Dyer mineral claims were abandoned.
•	10 of the 19 Montezuma mineral claims were retained and 9 mineral claims were abandoned.
•	19 of the 32 Blue Dick mineral claims were retained and 13 mineral claims were abandoned.
•	26 of the 44 Kope Scheelite mineral claims were retained and 18 mineral claims were abandoned.
•	16 of the 27 Santa Fe mineral claims were retained and 11 mineral claims were abandoned.
•	7 of the 35 Quailey Mine staked claims and 9 patented claims were retained and 28 staked claims were abandoned.
•	6 of the 28 Mill Site claims were retained and 22 Mill Site claims were abandoned.

On July 6, 2009 the Company extended the term of the agreement with Brehnam Trading Corp. to August 30, 2011 without further compensation.

On July 6, 2009 the Company extended the term of the agreement with Costa View Inc. to August 30, 2011 without further compensation.

On August 7, 2009, the Company resolved to conduct research and employ experts to provide an opinion on the merits of limestone properties in Manitoba, Canada, held by Infrastructure Materials Corp. Canada, which is controlled by Todd Montgomery, the Company’s CEO and a Director and commission a market study to determine the market for cement that could be serviced from a cement plant in the location of the properties and the anticipated demand for cement looking forward five to twenty years.  It is anticipated that the cost of this due diligence will be approximately $50,000 to $75,000.

On August 7, 2009 the Company entered into an agreement with Watts, Griffis and McOuat, Consulting Geologists and Engineers to prepare a valuation report of certain cement grade limestone properties in Manitoba, Canada. The valuation date of the properties will be September 1, 2009. The cost of this due diligence is estimated to be between $15,000 and $25,000.

On September 14, 2009, the Company terminated the agreement with Scott Koyich effective October 15, 2009.  The Company agreed to extend the expiry of the options granted to Scott Koyich to October 15, 2010.

Recent Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non governmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements.. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of the financial results.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating this new FSP and the impact it will have on the determination or reporting of the financial results.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company does not anticipate the adoption of SFAS 165 will have an impact on its consolidated results of operations or consolidated financial position.

In June 2009, the FASB issued SFAS No. 168, “The FASB accounting standard codification” and the Hierarchy of Generally Accepted Accounting Principles (“Codification”) which supersedes all existing accounting standards and will become the single source of authoritative non –governmental US GAAP. All the accounting literature not included in the Codification will be considered non-authoritative. The Codification was implemented on July 1, 2009 and will be effective for interim and annual periods after September 15, 2009.

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

Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred. Mineral property payments are capitalized only if the Company is able to allocate any economic value beyond proven and probable reserves.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized.  For the purpose of preparing financial information, the Company is unable to allocate any economic value beyond proven and probable reserves and hence all property payments are considered to be impaired and accordingly written off to project expense.  All costs associated with a property that has the potential to add to the Company’s proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserves is completed.  No costs have been capitalized in the periods covered by the financial statements.  Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

To date, mineral property exploration costs have been expensed as incurred. As of the date of these financial statements in this document, the Company has incurred only property payments and exploration costs which have been expensed.  To date the Company has not established any proven or probable reserves on its mineral properties.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.  Financial Statements and Supplementary Data  See the financial statements and report of Schwartz Levitsky Feldman, LLP following the signature page of this report, which are included as a part of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. and 9A(T)  Controls and Procedures

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Management of Infrastructure Materials is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2009.  In making this assessment, management, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

Based on its assessment, management concluded that, as of June 30, 2009, the Company's internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Audit Committee

The Audit Committee is comprised of three directors: Brent Walter, Randal Ludwar and Joseph Montgomery.  The Audit Committee has reviewed the financial statements of the Company included with this report on Form 10-K for the year ended June 30, 2009.

Item 9B.   Other Information

None.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance

The following individuals have agreed to act as executive officers and or sit on the Board of Directors of the Company.  Each director will serve until the next meeting of shareholders or until replaced.   Each individual's background is of material importance to Infrastructure and is described below:

Todd D. Montgomery	CEO and Director
Mason Douglas	President and Director
Randal Ludwar	Director and Chief Financial Officer
Roger Hall	Director and Chief Operating Officer
Joseph Montgomery	Director and Chairman of the Board
Brent Walter	Director
Joanne Hughes	Corporate Secretary

Todd Montgomery – Chief Executive Officer, Director

Mr. Montgomery was the founder and former President and CEO of Anglo Potash Ltd., a Canadian mining company, formally Anglo Minerals Ltd. This company was purchased by BHP in 2008. Mr. Montgomery founded Anglo Minerals Ltd. in 1994. In 1999, Mr. Montgomery founded and served as President and Chief Operating Officer of SynEnco Energy Inc., an oil sands development corporation. Prior to 1999, Mr. Montgomery also provided the oil sands properties to Oil Sands Quest an AMEX listed company. Mr. Montgomery acted as an independent mining consultant and served as a director and officer of a number of private and public corporations. He is 43 years old.

Mason Douglas - President, Director

Mr. Douglas is currently President and a Director of Infrastructure Materials Corp. Mr. Douglas received an MBA from the University of Saskatchewan in 2000. He received his Bachelor of Law (LL.B) from the University of Calgary in 2007. Mr. Douglas is presently an inactive member of the Law Society of Alberta. Between 2001 and 2004. Mr. Douglas was Vice President of Operations of Western Petrochemicals Corp. a privately owned oil development company. He has also operated as an independent consultant between 2001 and 2006 providing business plans, economic modeling and project management for a variety of mining projects. Mr. Douglas is 34 years old.

Randal Ludwar - Director and Chief Financial Officer

Mr. Ludwar received a B.Sc. (1977) in Business Administration from Yale University. Mr. Ludwar has been a director of Anglo Minerals Ltd. since 1995 and a private consultant to the Montgomery Group of Companies for the past fourteen years. Mr. Ludwar is 55 years old.

Roger Hall - Director and Chief Operating Officer

Mr. Hall comes to the Company with over twenty-nine years experience in the mineral exploration industry. He graduated with degree in geology from Ohio University in Athens, Ohio in 1978. He received his master's degree in geology from Ohio University in 1983. Mr. Hall has held various positions as a geologist since his graduation in 1978. Since 1993 Mr. Hall has provided project oversight, contract supervision and geological consultations for mineral exploration and development companies. Mr. Hall is 57 years old.

Joseph Montgomery - Director and Chairman of the Board

Mr. Montgomery is a geological engineer.  He holds a B.Sc. (1959) in Geology, a M.Sc. (1960) in Geology and a Ph.D. (1967) in Geology.  Mr. Montgomery has been practicing since 1959 and maintains his professional status as a member of the Association of Professional Engineers and Earth Sciences of British Columbia.  Mr. Montgomery is also a member of the advisory board of the Canadian Institute of Gemology.  Mr. Montgomery is 82 years old.

Brent Walter - Director

Mr. Walter received a LLB degree from the University of Saskatchewan in 1990. Since July 2004, he has been a lawyer with the firm, ProVenture Law LLP in Calgary, Alberta, and practices primarily in the areas of securities and corporate/commercial law. Prior to joining ProVenture Law LLP, he practiced with Phillips Sevalrud LLP in Calgary, Alberta. Mr. Walter currently serves as a director and officer of a number of public and private corporations, including Mystique Energy Inc. (TSXV), Anglo Minerals Ltd. (TSXV), AgriTec Systems, Inc. (TSXV) and Festino Venture Corp. (TSXV), and is a member of the audit committees for Mystique Energy Inc. and Anglo Minerals Ltd. He is a member of the Law Societies of Alberta and Saskatchewan (inactive), as well as the Canadian Bar Association. Mr. Walter is 43 years old.

Joanne Hughes – Corporate Secretary

Ms. Hughes is part of Lance Capital Ltd., a management consulting firm that provides Infrastructure Materials Corp. with management consulting, administrative and accounting services. She has over 20 years of experience in the areas of corporate administration and regulatory compliance. Prior to joining the team at Lance Capital Ltd. in 2006, Ms. Hughes spent 10 years as an executive assistant to the CEO, CFO and internal counsel of a publicly held corporation. Ms. Hughes is 52 years old.

Reorganization of Officers and Directors

On April 2, 2008, the Company appointed Joanne Hughes to the position of Corporate Secretary and Janet Shuttleworth to the position of Treasurer of the Company.  Ms. Shuttleworth resigned on December 31, 2008. Ms. Hughes resigned on July 30, 2008 and was subsequently re-appointed to the position of Corporate Secretary on January 1, 2009.

Effective as of June 23, 2008, the Company appointed Mason Douglas as the President of the Company. Mr. Douglas is also a director of the Company. Effective as of June 23, 2008, Todd Montgomery tendered his resignation as President of the Company. He remains as the Company’s Chief Executive Officer. There were no disagreements between the Company and Mr. Montgomery with regards to the Company’s operations, policies or practices.

On August 7, 2008, Joseph Montgomery was appointed to serve on the Audit Committee to replace Mason Douglas.

On August 9, 2008 Janet Shuttleworth was appointed as Corporate Secretary and on December 31, 2008 she resigned as Corporate Secretary and Treasurer.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), requires the Company’s directors and officers, and persons who own more than 10% of the registered class of the Company’s equity securities (“Section 16 Persons), to file with the Securities and Exchange Commission (the “SEC”), initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they filed.  Based on the Company’s review of the forms it has received, on reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that during the twelve month period ended June 30, 2009, no Section 16 reports were filed late.

Item 11.   Executive Compensation

Except for services provided by entities owned by some of our Officers and Directors as more particularly set out in CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,  AND DIRECTOR INDEPENDENCE, below,  no officer or director has received any other remuneration from us, directly or indirectly, since our inception.  We have a stock option plan only, as described herein. Although we have no other retirement incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of directors, officers or other employees, it is possible that we will adopt such a plan in the future.

(a) Compensation of Officers

The following table shows the compensation paid during the fiscal years ended June 30, 2009 and 2008 for the Chief Executive Officer and the next two most highly compensated officers of the Company

SUMMARY COMPENSATION TABLE

Name and principal position	Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Todd D. Montgomery	2009	NIL	NIL	NIL	94,413	NIL	NIL	NIL	94,413
CEO and Director	2008	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

Mason Douglas
President and Director	2009	NIL	NIL	NIL	94,413	NIL	NIL	102,000	196,413
	2008	NIL	NIL	NIL	NIL	NIL	NIL	2,236	2,236

Randal Ludwar
CFO and Director	2009	NIL	NIL	NIL	68,925	NIL	NIL	NIL	68,925
	2008	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

Roger Hall
COO and Director (1)	2009	NIL	NIL	NIL	94,413	NIL	NIL	156,370	250,783
	2008	NIL	NIL	NIL	NIL	NIL	NIL	157,729	NIL

Joanne Hughes
Corporate Secretary	2009	NIL	NIL	NIL	20,339	NIL	NIL	28,835	49,174
(2)(3)	2008	NIL	NIL	NIL	3,695	NIL	NIL	12,360	16,055

Janet Shuttleworth,
Former Treasurer(2)(4)	2009	NIL	NIL	NIL	13,057	NIL	NIL	27,476	40,533
	2008	NIL	NIL	NIL	9,854	NIL	NIL	14,836	24,690

(1)
Mr. Hall, the Company’s Chief Operating Officer and a member of the Board of Directors received $156,370 during the fiscal year ended June 30, 2009 and $157,729 during the fiscal year ended June 30, 2008 in connection with his services as the Company’s senior geologist.

(2)
On April 2, 2008, the Company appointed Joanne Hughes to the position of Corporate Secretary and Janet Shuttleworth to the position of Treasurer of the Company.  Ms. Shuttleworth resigned on December 31, 2008. Ms. Hughes resigned on July 30, 2008 and was subsequently re-appointed to the position of Corporate Secretary on January 1, 2009.

(3)
Janet Shuttleworth, our former Treasurer and Corporate Secretary, was paid $27,476 from July 1, 2008 to December 31, 2008. Ms. Shuttleworth resigned on December 31, 2008.  On April 22, 2008 Janet Shuttleworth was granted 200,000 stock options in accordance with the Company’s 2006 Stock Option Plan.  Upon her resignation, 133,333 options had vested.

(4)
Joanne Hughes, our Corporate Secretary, received total cash compensation of $4,110 during the fiscal year ended June 30, 2008.  Between January 1, 2009 and June 30, 2009 she received total cash compensation of $24,725.

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

(c)           Options and Stock Appreciation Rights (SARs)

Name	Number of Securities underlying unexercised options (#) Exercisable	Number of Securities underlying unexercised options (#) Unexercisable	Equity Incentive plan awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive plan awards: Market or payout value of unearned shares, or units or other rights that have not vested ($)

Todd D. Montgomery	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

Mason Douglas	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

Randal Ludwar	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

Roger Hall	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

Joseph Montgomery	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

Brent Walter	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

Joanne Hughes	41,667	NIL	8,333	0.35	April 1, 2013	NIL	NIL	NIL	NIL

Janet Shuttleworth	111,111	NIL	22,222	0.35	Dec. 31, 2009	NIL	NIL	NIL	NIL

(d) Compensation of Directors

Directors are not paid any fees in their capacity as directors of the Company.  The directors are entitled to participate in the Company’s stock option plan.  For information regarding the compensation of our directors who are also officers of the Company see the “SUMMARY COMPENSATION TABLE” above.

DIRECTOR COMPENSATION TABLE

Name	Year ended June 30,	Fees earned or paid in cash	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)

Joseph Montgomery Chairman of the Board and Director	2009	NIL	NIL	68,925	NIL	NIL	68,925

Brent Walter Director	2009	NIL	NIL	68,925	NIL	NIL	68,925

Stock options granted to the named executive officers and directors during the fiscal year ended June 30, 2009 are provided in the table below:

Name	# of Options	Date Granted	Exercise Price	Expiry Date

Todd Montgomery	250,000	December 19, 2008	$0.30	April 9, 2012
Todd Montgomery	400,000	December 11, 2008	$0.15	December 10, 2013
Brent Walter	250,000	December 19, 2008	$0.30	April 9, 2012
Brent Walter	50,000	December 11, 2008	$0.15	December 10, 2013
Mason Douglas	250,000	December 19, 2008	$0.30	April 9, 2012
Mason Douglas	400,000	December 11, 2008	$0.15	December 10, 2013
Randal Ludwar	250,000	December 19, 2008	$0.30	April 9, 2012
Randal Ludwar	50,000	December 11, 2008	$0.15	December 10, 2013
Joseph Montgomery	250,000	December 19, 2008	$0.30	April 9, 2012
Joseph Montgomery	50,000	December 11, 2008	$0.15	December 10, 2013
Roger Hall	250,000	December 19, 2008	$0.30	April 9, 2012
Roger Hall	400,000	December 11, 2008	$0.15	December 10, 2013
Janet Shuttleworth	50,000	December 19, 2008	$0.30	December 31, 2009
Joanne Hughes	50,000	December 19, 2008	$0.30	April 19, 2012
Joanne Hughes	100,000	December 11, 2008	$0.15	December 10, 2013

No stock options were exercised during the fiscal year ended June 30, 2009.

Other Arrangements
See above

Indebtedness of Directors and Executive Officers

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of June 30, 2009, we have 60,198,500 shares of common stock issued and outstanding.  Consequently, for purposes of describing shareholder voting rights, we have included in the table below the number of common shares of the Company held by the officers and directors of the Company as well as the beneficial owner’s of more than 5% of shares of the Company’s common stock.  The last column of the table below reflects the voting rights of each officer and/or director and beneficial owner as a percentage of the total voting shares.

Name and Address	Number of shares of	Nature of % of	Percentage of Class Held
of Beneficial Owner	Common Stock	ownership

Pinetree Capital Ltd.	7,498,043	Record	12.45% of common shares
150 King St. W., Ste 2500
Toronto, ON M5X 1A9

Agosto Corporation Limited	3,133,567	Record	5.20% of common shares
30E Lower Halcyon Heights
Lascelles, St. James
Barbados BB24016

NPT Fund	4,374,822	Record	7.26% of common shares
c/o Ironshore Partners
P. O. Box 792
West Bay Rd, Unit D
Trafalgar Place, Grand Cayman
Cayman Islands K1Y 1303

Name and Address Of Beneficial Owner	Number of Shares of Common Stock		Percentage of Class Held

Todd D. Montgomery, CEO
1025 Grayson Cres.
Moose Jaw, SASK S6H 4N7	4,185,524	(1)	6.95 % of Common Shares

Joseph Montgomery, Chairman	500,000	(2)	0.83 % of Common Shares
878 W. 27th Avenue
Vancouver, BC V5Z 2G7

Randal Ludwar, CFO	500,000		0.83 % of Common Shares
1215 Mayberry Crescent
Moose Jaw, SASK S6H 6X7

Brent Walter	1,100,000	(3)	1.84 % of Common Shares
2417 – 32nd Avenue SW
Calgary, AB T2T 1X4

Mason Douglas, President	550,000		0.91 % of Common Shares
5542 Henwood St., S.W.
Calgary, AB T3E 6Z3

Roger Hall, COO	175,000		0.29% of Common Shares
HC73, Box 36
Franklin, West Virginia 26807

Joanne Hughes, Corporate Secretary	55,000		0.09% of Common Shares
1415 Hazelton Blvd., #32
Burlington, ON L7P 4W6

TOTAL	7,065,524		11.74%

(1)	88,500 of Todd Montgomery’s shares are held by Nevada Refinery Inc. a Nevada corporation owned by Mr. Montgomery.

(2)	400,000 of Joseph Montgomery’s shares are held by his family members.

(3)	300,000 of Brent Walter’s shares are held by a family member.

As a group, management and the directors own or control 11.74% of the issued and outstanding shares of Infrastructure Materials Corp.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Roger Hall, COO received  total compensation of $ $156,370 for the period July 1, 2008 to June 30, 2009 in connection with his services as senior geologist.

Janet Shuttleworth, our former Treasurer and Corporate Secretary, was paid $27,476 from July 1, 2008 to December 31, 2008. Ms. Shuttleworth resigned on December 31, 2008.  On April 22, 2008 Janet Shuttleworth was granted 200,000 stock options in accordance with the Company’s 2006 Stock Option Plan.  Upon her resignation, 133,333 options had vested.

Joanne Hughes, our Corporate Secretary, received compensation of $4,110 from July 1, 2008 to July 30, 2008 and from January 1, 2009 to June 30, 2009 she received $24,725.

Mason Douglas, President and a member of the Company’s Board of Directors, received total compensation of $102,000.

On June 23, 2008 the Board granted options to the newly appointed President to purchase 250,000 common shares at an exercise price of $0.52 per share. These options were cancelled on December 11. 2008.   The Company expensed stock based compensation cost for $46,088 during the year ended June 30, 2009.

Nevada Refinery Inc., a corporation substantially owned by Todd Montgomery, sold assets to the Company as described in “PROPERTIES”.

In November of 2008, we acquired Infrastructure Materials Corp US (“IMC US”), a Nevada Corporation, pursuant to a Share Exchange Agreement (the “Agreement”) between the Company, IMC US and Todd D. Montgomery dated November 7, 2008. Mr. Montgomery was the sole shareholder of IMC US in addition to serving as the Company’s Chief Executive Officer and as a member of it’s Board of Directors.  The Agreement was approved by the disinterested members of the Company’s Board of Directors on November 6, 2008.  Under the terms of the Agreement, the Company acquired all of the issued and outstanding stock of IMC US in exchange for 397,024 shares of the Company’s common stock at agreed price of $0.50 per share. The transaction is measured at the fair value, being the market value of the equity instruments delivered on the transaction date. The fair value of 397,024 shares issued was measured at $31,762. For the period from November 7, 2008 to June 30, 2009 the loss of earnings from IMC US was $1,266,245.

Item 14.   Principal Accountant Fees and Expenses

The Company appointed Schwartz Levitsky Feldman, LLP as independent auditors to audit the financial statements of the Company for the fiscal years ended June 30, 2009 and June 30, 2008.

Audit Fees.  The Company expensed audit and audit related fees for Schwartz Levitsky Feldman, LLP of approximately $17,000 for the fiscal year ended June 30, 2009 and $28,693 for the fiscal year ended June 30, 2008.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

The Financials Statements and Report of Schwartz Levitsky Feldman, LLP for the year ended June 30, 2009 and for the year ended June 30, 2008 are filed as part of this report.

Index to Exhibits

Consent of Schwartz Levitsky Feldman LLP Independent Auditors	23.1

Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Report of Schwartz Levitsky Feldman, LLP	F-1

In addition, the following reports are incorporated by reference.

Current Report of Form 8-K “Item 3.02 – Unregistered Sale of Securities,” dated August 1, 2008

Current Report on Form 8-K “Item 5.01-Departure of Directors or Certain Officers; Appointment of Certain Officers” and “Item 8.01, Other Events,” dated August 12, 2008

Current Report of Form 8-K “Item 3.02 – Unregistered Sale of Securities,” dated August 15, 2008

Current Report of Form 8-K “Item 1.01 – Entry into a Material Definitive Agreement,” dated November 7, 2008

Current Report of Form 8-K “Item 5.03 – Amendment of Incorporation or By-laws,” dated December 1, 2008

Current Report of Form 8-K “Item 5.02 – Departure of Directors or Certain Officers; Appointment of Certain Officers ,” dated January 2, 2009

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th  day of September, 2009.

SIGNATURE	TITLE	DATE

/s/Todd D. Montgomery	Chief Executive Officer	September 24, 2009
Todd D. Montgomery

/s/Mason Douglas	President	September 24, 2009
Mason Douglas

/s/Randal Ludwar	Chief Financial Officer	September 24, 2009
Randal Ludwar

SIGNATURE	TITLE	DATE

/s/Todd D. Montgomery	Chief Executive Officer and	September 24, 2009
Todd D. Montgomery	Director

/s/Mason Douglas	President and Director	September 24, 2009
Mason Douglas

/s/ Randal Ludwar	Chief Financial Officer and	September 24, 2009
Randal Ludwar	Director

/s/ Roger Hall	Chief Operating Officer and	September 24, 2009
Roger Hall	Director

/s/ Joseph Montgomery	Chairman of the Board and	September 24, 2009
Joseph Montgomery	Director

/s/ Brent Walter
Brent Walter	Director	September 24, 2009

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2009 AND 2008

(Amounts expressed in US Dollars)

CONTENTS

Report of Independent Registered Public Accounting Firm	49

Consolidated Balance Sheets as of June 30, 2009 and June 30, 2008	50

Consolidated Statements of Operations for the years ended June 30, 2009 and June 30, 2008 and for the period from inception (June 3, 1999) to June 30, 2009	51

Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2009 and June 30, 2008 and for the period from inception (June 3, 1999) to June 30, 2009	52

Consolidated Statements of Cash Flows for the year ended June 30, 2009 and June 30, 2008 and for the period from inception (June 3, 1999) to June 30, 2009	53

Notes to Consolidated Financial Statements	54 - 81

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Infrastructure Materials Corp.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Infrastructure Materials Corp. (the company) as at June 30, 2009 and 2008 and the related consolidated statements of operations, cash flows and stockholders’ equity  for the years ended June 30, 2009 and 2008 and for the period from incorporation to June 30, 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as at June 30, 2009 and 2008 and the results of its operations and its cash flows for the years ended June 30, 2009 and 2008 and for the period from incorporation to June 30, 2009 in conformity with United States generally accepted accounting principles.

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

“SCHWARTZ LEVITSKY FELDMAN LLP”
Toronto, Ontario, Canada	Chartered Accountants
August 6, 2009, except for note 14 which is as of	Licensed Public Accountants
September 14, 2009

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel:  416 785 5353
Fax:  416 785 5663

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The undersigned, Schwartz Levitsky Feldman llp, hereby consent to the use of our name and the use of our opinion dated August 6, 2009 except for note 14 which is as of September 14, 2009 on the financial statements of Infrastructure Materials Corp. (the “Company”) included in its Annual Report on Form 10-K being filed by the Company, for the fiscal year ended June 30, 2009.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
September 28, 2009	Licensed Public Accountants

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel:  416 785 5353
Fax:  416 785 5663

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Balance Sheet as at
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

	2009	2008
	$	$
ASSETS
Current
Cash and cash equivalents	420,266	1,553,855
Short-term investments	3,116,803	-
Prepaid expenses	205,482	155,546

Total Current Assets	3,742,551	1,709,401
Plant and Equipment, net (note 4)	1,141,920	1,340,836

Total Assets	4,884,471	3,050,237

LIABILITIES
Current
Accounts payable	187,000	157,516
Accrued liabilities (note 12)	83,901	192,886

Total Current Liabilities	270,901	350,402

Total Liabilities	270,901	350,402

Commitments and Contingencies (note 8)

Related Party Transactions (note 11)

STOCKHOLDERS' EQUITY
Capital Stock (note 5)
Common stock, $0.0001 par value, 100,000,000 shares authorized, 60,198,500 issued and outstanding (2008 - 43,785,569)	6,020	4,379
Additional Paid-in Capital	17,224,699	10,738,801
Deferred Stock Compensation (note 7)	(187,500)	(1,312,500)
Deficit Accumulated During the Exploration Stage	(12,429,649)	(6,730,845)

Total Stockholders' Equity	4,613,570	2,699,835

Total Liabilities and Stockholders' Equity	4,884,471	3,050,237

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Operations and Comprehensive Loss for the
Years Ended June 30, 2009 and 2008 and the Period from Inception (June 3, 1999) to June 30, 2009
(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception
		2009	2008
	$	$	$

Expenses
General and administrative	5,601,346	3,125,351	1,782,706
Project expenses	6,381,719	2,409,468	1,836,077
Amortization	711,393	214,204	249,842

Total Operating Expenses	12,694,458	5,749,023	3,868,625

Loss from Operations	(12,694,458)	(5,749,023)	(3,868,625)

Interest Income	355,262	50,219	98,422
Interest Expense	(90,453)	-	(20,839)

Loss before Income Taxes	(12,429,649)	(5,698,804)	(3,791,042)

Provision for income taxes	-	-	-

Net Loss and Comprehensive Loss	(12,429,649)	(5,698,804)	(3,791,042)

Loss per Weighted Average Number of Shares Outstanding- Basic and Fully Diluted		(0.11)	(0.09)

Basic Weighted Average Number of Shares Outstanding During the Years
- Basic and Fully Diluted		53,763,595	40,987,468

(The accompanying notes are an integral part of these financial statements.)

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Changes in Stockholder’s Equity for the
Years Ended June 30, 2009 and 2008 and the Period from Inception (June 3, 1999) to June 30, 2009
(Amounts expressed in US Dollars)

					Deficit
					Accumulated
	Common Stock		Additional	Deferred	during the	Total
	Number		Paid-in	Stock	Exploration	Stockholders'
	of Shares	Amount	Capital	Compensation	Stage	Equity
		$	$	$	$	$
For the period from inception (June 3, 1999) through July 1, 2004	1	-	5,895		(5,895)	-
Net (loss)	-	-	910		(910)	-

Balance, June 30, 2005	1	-	6,805	-	(6,805)	-
Contribution to additional paid-in capital	-	-	3,024			3,024
Cancelled shares	(1)	-	(1)			(1)
Common shares issued for nil consideration	14,360,000	1,436	(1,436)		-	-
Common shares issued for cash	2,050,000	205	414,795		-	415,000
Subscription for stock		-	300,000			300,000
Stock issuance cost	-	-	(24,500)		-	(24,500)
Net loss	-	-	-		(87,574)	(87,574)

Balance, June 30, 2006	16,410,000	1,641	698,687	-	(94,379)	605,949

Common shares issued for cash	3,395,739	340	548,595		-	548,935

Common shares issued to agents in lieu of commission for placement of common shares and convertible debentures	1,064,000	106	265,894		-	266,000

Common shares issued for acquisition of interests in mineral claims	3,540,600	354	884,796		-	885,150

Common shares issued for acquisition of interests in mineral claims	1,850,000	185	462,315		-	462,500

Common shares issued for acquisition of interests in a refinery	88,500	9	22,116		-	22,125

Common shares issued for purchase of a mill with capital equipments	6,975,000	697	1,743,053		-	1,743,750
Stock issuance cost			(59,426)			(59,426)
Stock based compensation			30,026			30,026
Net loss for the year ended June 30, 2007		-	-		(2,845,424)	(2,845,424)

Balance, June 30, 2007	33,323,839	3,332	4,596,056	-	(2,939,803)	1,659,585
Common stock issued to consultants	3,000,000	300	2,249,700	(1,875,000)	-	375,000
Stock based compensation	-		139,272			139,272
Conversion of convertible debentures with accrued interest	7,186,730	719	3,590,801	-	-	3,591,520
Common shares issued for acquisition of
interests in mineral claims	175,000	18	104,982			105,000
Common stock issued to a consultant	100,000	10	57,990			58,000
Amortization of deferred stock compensation				562,500		562,500
Net loss for the year					(3,791,042)	(3,791,042)
Balance June 30, 2008	43,785,569	4,379	10,738,801	(1,312,500)	(6,730,845)	2,699,835

Common shares issued for cash (net)	7,040,000	704	3,372,296	-	-	3,373,000
Common stock issued to a consultant	75,000	7	43,493	-	-	43,500
Common stock issued on acquisition of a subsidiary	397,024	40	31,722	-	-	31,762
Common shares issued on warrant exercises	8,900,907	890	2,224,337	-	-	2,225,227
Stock based compensation			814,050			814,050
Amortization of deferred stock compensation				1 ,125,000		1 ,125,000
Net loss for the year					(5,698,804)	(5,698,804)
Balance June 30, 2009	60,198,500	6,020	17,224,699	(187,500)	(12,429,649)	4,613,570

(The accompanying notes are an integral part of these financial statements.)

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Cash Flows for the
Years Ended June 30, 2009 and 2008 and the Period from Inception (June 3, 1999) to June 30, 2009
(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception	2009	2008
	$	$	$
Cash Flows from Operating Activities
Net loss	(12,429,649)	(5,698,804)	(3,791,042)
Adjustments for:
Amortization	711,393	214,204	249,842
Amortization of debt issuance cost	247,490	-	82,555
Stock based compensation	983,348	814,050	139,272
Shares issued for mineral claims, as part of project expenses	1,452,650	-	105,000
Shares issued for consultant services expensed	2,164,000	1,168,500	995,500
Impairment of goodwill on acquisition of subsidiary	31,762	31,762	-
Interest on convertible debentures	90,453	-	20,839
Changes in non-cash working capital
Prepaid expenses	(205,482)	(49,936)	(126,121)
Accounts payable	187,000	29,484	70,270
Accrued liabilities	84,342	(108,985)	80,879

Net cash used in operating activities	(6,682,693)	(3,599,725)	(2,173,006)

Cash Flows from Investing Activities
Decrease (Increase) in Short-term investments	(3,116,803)	(3,116,803)	1,124,059
Acquisition of plant and equipment for cash	(89,772)	(15,288)	(36,454)
Proceeds from sale of plant and equipment	2,500	-	-
Net cash provided (used) in investing activities	(3,204,075)	(3,132,091)	1,087,605

Cash Flows from Financing Activities
Issuance of common shares for cash	4,790,740	3,520,000	-
Issuance of common shares for warrant exercises	2,225,227	2,225,227	-
Issuance of convertible debentures subsequently converted to stock	3,501,067	-
Stock and debenture placement commissions paid in cash	(210,000)	(147,000)	-

Net cash provided by financing activities	10,307,034	5,598,227	-

Net Change in Cash	420,266	(1,133,589)	(1,085,401)
Cash - beginning of year	-	1,553,855	2,639,256

Cash - end of year	420,266	420,266	1,553,855

Supplemental Cash Flow Information
Interest paid	-	-	-

Income taxes paid	-	-	-

(The accompanying notes are an integral part of these financial statements.)

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

1.	Nature of Business and Operations

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

In November of 2008, the Company expanded its business focus to include the exploration and, if warranted, development of cement grade limestone properties, also located in the States of Nevada and Idaho.  The Company acquired as a wholly-owned subsidiary Infrastructure Materials Corp US (“IMC US”), a Nevada Corporation, pursuant to a Share Exchange Agreement (the “Agreement”) between the Company, IMC US and Todd D. Montgomery dated as of November 7, 2008. Mr. Montgomery was the sole shareholder of IMC US in addition to serving as the Company’s Chief Executive Officer and as a member of its Board of Directors.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

1.	Nature of Business and Operations - Cont’d

The Agreement was approved by the disinterested members of the Company’s Board of Directors on November 6, 2008.  Under the terms of the Agreement, the Company acquired all of the issued and outstanding stock of IMC US in exchange for 397,024 shares of the Company’s common stock at agreed price of $0.50 per share. The transaction is measured at the fair value, being the market value of the equity instruments delivered on the transaction date. The fair value of 397,024 shares issued was measured at $31,762. For the period from November 7, 2008 to June 30, 2009 the loss of earnings from IMC US was $1,266,245.

$
Fair value of assets acquired	-
Consideration given	31,762
Goodwill on acquisition	31,762

Subsequent to the acquisition of IMC US, it was determined that the Goodwill was impaired.

IMC US controls eight limestone Projects in Nevada made up of 1232 mineral claims covering 25,453 acres and has leased 100% of the Mineral Rights on an additional 1,120 acres and 50% of the Mineral Rights on 6,740 acres. In addition IMC US controls one limestone project in Idaho made op of 138 mineral claims covering 2851 acres. The Company does not consider the claims or mineral rights to be material at this time and has expensed this cost to project expense.  The Company’s assessment of the claims and mineral rights may change after exploration of the claims.  Subsequent to year end, 613 mineral claims in Nevada and 84 mineral claims in Idaho were abandoned. Please refer to the subsequent events section of this report.

On December 18, 2008, the Company incorporated a second wholly owned subsidiary in the State of Delaware under its former name “Silver Reserve Corp.”, sometimes referred to as “Silver Reserve”. The Company assigned all of its fourteen silver/base metal projects in Nevada to this subsidiary.  The fourteen claim groups contained 702 claims covering 14,503 acres.  The Company does not consider the claims to be material at this time and has expensed this cost to project expense.  The Company’s assessment of the claims may change after exploration of the claims.  Subsequent to year end, 174 mineral claims in Nevada were abandoned.  Please refer to the subsequent events section of this report.

The consolidated financial statements include the accounts of the Company and its subsidiaries, Infrastructure Materials Corp US and Silver Reserve Corp.  All material inter-company accounts and transactions have been eliminated.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

2.	Exploration Stage Activities

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is in the exploration stage and has not yet realized revenues from its planned operations.  The Company has incurred a cumulative loss of $12,429,649 from inception to June 30, 2009.  The Company has funded operations through the issuance of capital stock and convertible debentures.  In May and June of 2006, the Company closed a private placement of its common stock for gross proceeds of $415,000.  During the year ended June 30, 2007 the Company raised $848,935 (including $300,000 received in prior year as stock subscription) through private placement of its common stock for cash.  The Company also issued Convertible Debentures in the amount of $1,020,862 during the year ended June 30, 2006 and issued Convertible Debentures in the amount of $2,480,205 during the year ended June 30, 2007.  During the three-month period ended September 30, 2008 the Company completed private placements of common stock for proceeds of $3,373,000 net of cash expenses. During the three month period ended March 31, 2009 as a result of warrant exercises the Company issued common stock for proceeds of $2,225,227. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from production of minerals or metals on its properties, if feasible.

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies - Cont'd

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

The Company also defers the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of June 30, 2009, the Company had expensed $nil (2008 - $82,555) in deferred offering costs.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies - Cont'd

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

Revenue is recognized when the limestone, silver or other metals are extracted, processed, and sold.  The Company will record revenues from the sale of limestone, silver or other metals when delivery to the customer has occurred, collectability is reasonably assured and title has transferred.

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

The Company adopted Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share" which requires disclosure in the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at June 30, 2009 and 2008 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At June 30, 2009, there were 4,639,583 options from the 2006 Stock Option Plan and 2,615,442 warrants outstanding. At June 30, 2008, there were 2,600,000 options from the 2006 Stock Option Plan and 7,702,348 warrants outstanding.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies - Cont'd

k)	Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.  As of June 30, 2009 and 2008 the carrying value of financial instruments approximates their fair value due to the short-term maturity of these instruments.

Commodity Price Risk

The ability of the Company to develop its properties and the future profitability of the Company is directly related to the market price of certain minerals.

Foreign exchange risk

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

As of June 30, 2009 there was $179,934 (2008 - $187,397) of unrecognized expense related to non-vested stock-based compensation arrangements granted. The total stock-based compensation expense relating to all employees and non employees for the years ended June 30, 2009 and 2008 was $814,050 and $139,272 respectively.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies - Cont'd

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies - Cont'd

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non governmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies - Cont'd

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements.. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of the financial results.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating this new FSP and the impact it will have on the determination or reporting of the financial results.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company does not anticipate the adoption of SFAS 165 will have an impact on its consolidated results of operations or consolidated financial position.

In June 2009, the FASB issued SFAS No. 168, “The FASB accounting standard codification” and the Hierarchy of Generally Accepted Accounting Principles (“Codification”) which supersedes all existing accounting standards and will become the single source of authoritative non –governmental US GAAP. All the accounting literature not included in the Codification will be considered non-authoritative. The Codification was implemented on July 1, 2009 and will be effective for interim and annual periods after September 15, 2009.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

4.	Plant and Equipment, Net

	June 30, 2009		June 30, 2008
		Accumulated		Accumulated
	Cost $	Depreciation $	Cost $	Depreciation $

Office, furniture and fixtures	18,830	8,506	17,573	6,036
Computer equipment	6,571	3,405	6,408	2,049
Leasehold improvements	16,230	14,815	16,230	9,405
Plant and Machinery	1,514,677	557,350	1,514,511	387,851
Tools	6,725	3,281	5,781	2,186
Vehicles	76,407	24,276	63,481	12,566
Consumables	64,197	54,835	64,197	45,473
Molds	900	569	900	427
Mobile Equipment	73,927	34,244	73,927	24,323
Factory Buildings	74,849	10,112	74,849	6,705

	1,853,313	711,393	1,837,857	497,021

4.	Plant and Equipment, Net-cont’d

Net carrying amount	1,141,920	1,340,836
Amortization charges	214,204	249,842

5.	Issuance of common shares and warrants

Year ended June 30, 2008

Effective as of September 1, 2007, the Company entered into an agreement with Brehnam Trading Corp. (“Brehnam”) for a term of 24 months to provide consulting services on financial matters, business growth and development, and general business matters.  The Company paid Brehnam 1,500,000 “restricted” Shares earned in equal installments of 375,000 Shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009. The Shares may not be sold unless registered or an exemption from registration, such as Rule 144 promulgated under the Securities Act, is available.   The said 1,500,000 Shares were tendered in one certificate upon execution of the agreement and Brehnam is deemed to have possession of all of the Shares.  Brehnam must return any unearned Shares if the agreement is terminated early. As of the date of this report the shares are fully earned however on July 6, 2009 the contract was amended. See Note 14 subsequent events.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

5.	Issuance of common shares and warrants - Cont'd

Effective as of September 1, 2007, the Company entered into an agreement with Costa View Inc. (“Costa”) for a term of 24 months to provide consulting services on financial public relations, business promotion, business growth and development, including mergers and acquisitions, and general business matters.  The Company paid Costa 1,500,000 “restricted” Shares earned in equal installments of 375,000 Shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009.  The Shares may not be sold unless registered or an exemption from registration, such as Rule 144 promulgated under the Securities Act, is available.   The said 1,500,000 Shares were tendered in one certificate upon execution of the agreement and Costa is deemed to have possession of all of the Shares.  Costa must return any unearned Shares if the agreement is terminated early. As of the date of this report the shares are fully earned however on July 6, 2009 the contract was amended. See Note14 subsequent events.

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

5.	Issuance of common shares and warrants - Cont'd

Year ended June 30, 2009

The Company issued 25,000 common shares to Endeavor Holdings, Inc. on July 1, August 1 and September 1, of 2008 for a total of 175,000 common shares valued at $42,500 in accordance with the terms of the contract dated March 3, 2008.  The contract was terminated on October 1, 2008.

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

On August 22, 2008, the Company completed private placements of Units at $0.50 per Unit from accredited investors for 7,040,000 Units. Each Unit consists of One Common Share and one half a common share purchase warrant. Each full warrant entitles the holder to purchase one common share at $0.75 on or before September 1, 2010. The private placement was exempt from registration under the Securities Act of 1933, as amended (the Securities Act) pursuant to an exemption afforded by Regulation S promulgated thereunder (Regulation S). All of the investors were non-U.S. Persons. The Company paid a commission of $147,000 and issued 294,000 broker warrants to purchase Units at $0.50 per Unit in connection with the private placement. The Units have the same terms as those sold to investors

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

5.	Issuance of common shares and warrants - Cont'd

Between February and March 2009, the Company received an election to purchase 8,900,907 Shares under the exercise of warrants at $0.25 per Share. This exercise price of $0.25 per Share was part of a one time offer to all warrant holders approved by the Board of Directors on December 11, 2008 that provided that the exercise price be reduced from $0.75 per Share to $0.25 per share if the warrants were exercised prior to February 28, 2009. The Company received $2,225,227 and issued 8,900,907 shares.

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

5.	Issuance of common shares and warrants - Cont'd

During the year ended June 30, 2009, the Company completed the private placement of 7,040,000 “Units” at $0.50 per Unit with accredited investors, as that term is defined under the Securities Act.   Each one Unit consists of one Share and one half of a Share purchase warrant (a “Warrant”).  Each full Warrant entitles the holder to purchase one share at $0.75 on or before September 1, 2010.  The private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S. All of the investors were non-U.S. Persons as that term is defined under Regulation S and executed subscription agreements containing the representations and covenants required for the exemption under Regulation S.  The Company paid a commission of $147,000 and issued 294,000 broker warrants to purchase Units at $0.50 per Unit in connection with the private placement.  The Units have the same terms as those sold to investors.  The broker warrants expire September 1, 2010.

On December 11, 2008, the Board of Directors approved a resolution which reduced the exercise price of all unexercised warrants from $0.75 per Share to $0.25 per Share, only if the warrants were exercised prior to February 28, 2009.

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

	Number of
	Warrants	Exercise
	Granted	Prices		Expiry Date
		$

Outstanding at June 30, 2007 and average exercise price	700,214	0.50
Granted in year 2007-2008	7,002,134	0.75		Dec 31, 2009
Exercised in year 2007-2008	-	-
Expired in year 2007-2008	-	-
Cancelled	-	-
Outstanding at June 30, 2008 and average exercise price	7,702,348	0.73
Granted in year 2008-2009	3,520,000	0.75		Sept 1, 2010
Granted in year 2008-2009	294,000	0.50		Sept 1, 2010

Exercised in year 2008-2009	(8,900,907)	0.75	*
Expired in year 2008-2009	-	-
Cancelled	-	-

Outstanding at June 30, 2009 and average exercise price	2,615,441	0.66

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

6.	Stock Based Compensation

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

Year ended June 30, 2009

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

On April 2, 2008 the Board granted options to two newly appointed officers to purchase 200,000 Shares each at an exercise price of $0.35 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested.  Due to the resignation of one officer on July 31, 2008, 150,000 unvested options were forfeited. Further, due to the resignation of the other officer on December 31, 2008, 66,667 unvested options were forfeited.

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

6.	Stock Based Compensation - Cont'd

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

On June 5, 2009, the Board granted options to one consultant to purchase 50,000 common shares at an exercise price of $0.47 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested. The options granted have a term of 5 years.

For the year ended June 30, 2009, the Company recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

The expected term calculation is based upon the expected term the option is to be held, which is the full term of the option.  The risk-free interest rate is based upon the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options.  The dividend yield of zero is based on the fact that the Company has never paid cash dividends on our common stock and has no present intention to pay cash dividends.  The expected forfeiture rate of 0% is based on the vesting of stock options in a short period of time.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

6.	Stock Based Compensation - Cont'd

	10-Apr	17-Apr	24-Jan	2-Apr	23-Jun	7-Aug	11-Dec	11-Dec	11-Dec	19-Dec	1-Jan	3-Feb	5-Jun
	2007	2007	2008	2008	2008	2008	2008	2008	2008	2008	2009	2009	2009	Total

Risk free rate	4.50%	4.50%	5.00%	5.00%	5.00%	5.00%	2.95%	2.95%	2.95%	2.95%	2.95%	2.95%	2.95%

Volatility factor	50%	50%	50%	90.86%	111.64%	112.99%	149.96%	149.96%	149.96%	166.69%	168.45%	170.57%	155.95%

Expected dividends	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	-

Forfeiture rate	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	-

Expected life	5 years	5 years	5 years	5 years	5 years	5 years	5 years	5 years	5 years	1-4 years	5 years	5 years	5 years	-

Exercise price	$0.50	$0.50	$0.60	$0.35	$0.52	$0.46	$0.15	$0.25	$0.25	$0.30	$0.15	$0.31	$0.47	-

Total number of options granted	1,850,000	50,000	50,000	400,000	250,000	50,000	1,950,000	50,000	50,000	1,950,000	300,000	150,000	50,000	7,150,000

Grant date fair value	$0.07	$0.07	$0.29	$0.25	$0.42	$0.38	$0.14	$0.13	$0.13	$0.18-$0.27	$0.14	$0.29	$0.43	-

Total number of options cancelled/forfeited	(1,850,000)	(50,000)	(50,000)	(216,667)	(250,000)	(50,000)	(14,583)	(29,167)						(2,510,417)
Stock-based compensation cost expensed during the year ended June 30, 2009			$7,038	$29,561	$46,088	$1,564	$142,002	$2,775	$13,381	$509,217	$42,500	$18,355	$1,569	814,050

Unexpended Stock-based compensation cost deferred over the vesting period							$125,167		$8,920			$25,696	$20,151	$179,934

As of June 30, 2009 there was $179,934 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the years ended June 30, 2009 and June 30, 2008 was $814,050 and $139,272 respectively.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

6.	Stock Based Compensation - Cont'd

The following table summarizes the options outstanding as at June 30:

	Option Price	Weighted average remaining contractual life	Weighted average remaining contractual life	Number of options
Expiry Date	Per Share	2009	2008	2009	2008
Aug 30, 2009	0.25	0.17		20,833
Aug 30, 2009	0.15	0.17		10,417
Dec 31, 2009	0.30	0.51		50,000
Dec 31, 2009	0.35	0.51		133,333
April 9, 2012	0.30	2.82	3.75	1,800,000	1,850,000
April 16, 2012	0.50	2.84	3.75	50,000	50,000
May 16, 2012	0.50	2.92		-	-
Jan 23, 2013	0.60	3.62	4.58	50,000	50,000
April 1, 2013	0.35	3.81	4.75	50,000	400,000
June 22, 2013	0.52	4.04	4.95	-	250,000
Dec 10, 2013	0.15	4.51		1,925,000	-
Dec 10, 2013	0.25	4.51		50,000	-
Jan 1, 2014	0.15	4.57		300,000
Feb 2, 2014	0.31	4.66		150,000
June 4, 2014	0.47	5.00		50,000
Options outstanding at end of year				4,639,583	2,600,000
Weighted average exercise price at end of year				0.24	0.49
Weighted average remaining contractual life		3.65	4.03

	Number of options
	2009	2008

Outstanding, beginning of year	2,600,000	1,910,000
Granted	4,550,000	700,000
Expired	-	-
Exercised	-	-
Forfeited	(2,510,417)	(10,000)
Cancelled	-	-
Outstanding, end of year	4,639,583	2,600,000
Exercisable, end of year	3,523,750	2,045,833

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

7.	Deferred stock compensation

The Company issued 1,500,000 restricted common shares each to two consultants, for a total of 3,000,000 common shares valued at $2,250,000.  The Company expensed proportionate consulting expenses of $1,125,000 and $937,500 during the years ended June 30, 2009 and June 30, 2008 respectively. The balance of $187,500 is reflected as a deferred stock compensation expense under shareholders’ equity in the balance sheet.

8.	Commitments and Contingencies

On August 1, 2006, the Company acquired the Pansy Lee Claims from Anglo Gold Mining Inc. in exchange for 1,850,000 shares of the Company’s common stock.  The Company’s interest was acquired pursuant to an Asset Purchase Agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”).  Pursuant to the Pansy Lee Purchase Agreement, in the event that any one or more claims becomes a producing claim, the Company’s revenue is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue.  Gross revenue would be calculated after commercial production commences and includes the aggregate of the following amounts: revenue received by the Company from arm’s length purchasers of all mineral products produced from the property, the fair market value of all products sold by the Company to persons not dealing with the Company at arms length and the Company’s share of the proceeds of insurance on products.  From such revenue, the Company would be permitted to deduct:  sales charges levied by any sales agent on the sale of products; transportation costs for products; all costs, expenses and charges of any nature whatsoever which are either paid or incurred by the Company in connection with the refinement and beneficiation of products after leaving the property and all insurance costs and taxes.

Effective as of September 1, 2007, the Company entered into an agreement with Brehnam Trading Corp. (“Brehnam”) for a term of 24 months to provide consulting services on financial matters, business growth and development, and general business matters.  The Company will pay Brehnam 1,500,000 restricted Shares to be earned in equal installments of 375,000 shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009.  The said 1,500,000 Shares were tendered in one certificate upon execution of the agreement and are deemed to be in Brenham’s possession.  The consultant must return any unearned Shares if the agreement is terminated early. On July 6, 2009 the consulting period was amended and extended to August 30, 2011 without further compensation.

Effective as of September 1, 2007, the Company entered into an agreement with Costa View Inc. (“Costa”) for a term of 24 months to provide consulting services on financial public relations, business promotion, business growth and development, including mergers and acquisitions, and general business matters.  The Company will pay Costa 1,500,000 restricted Shares to be earned in equal installments of 375,000 shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009.  The said 1,500,000 Shares were tendered in one certificate upon execution of the agreement and are deemed to be in Costa View’s possession.  The consultant must return any unearned Shares if the agreement is terminated early. On July 6, 2009 the consulting period was amended and extended to August 30, 2011 without further compensation.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

8.	Commitments and Contingencies - Cont'd

On September 14, 2007 the Company accepted a proposal from Lumos & Associates to complete the regulatory permitting process for the Company’s Mill in Mina, Nevada.  The total consideration to be paid under the contract is approximately $350,000.  The permitting process is being carried out in twelve stages. The completion date has not been determined. The Company is required to authorize in writing each stage of the work before the work proceeds. To June 30, 2009, the Company has authorized and paid Lumos and Associates $134,181.

On April 4, 2008, the Company entered into a Consultant Agreement with Lumos and Associates, to facilitate completing exploration drilling “Notices of Intent” and Plans of Operation in compliance with the requirements of the United States Bureau of Land Management. The Company estimates the costs of each Notice of Intent plan to range from $3,000 to $4,000. Plans of Operation will be priced separately.

On May 1, 2008, the Company entered into a Consulting Services Agreement with Lance Capital Ltd., at $12,500 per month to provide personnel to carry out administration services for the Company. On November 1, 2008, the Consulting Services Agreement was amended to reduce the monthly fee to $10,000 for the months of December 2008 and January 2009 and thereafter to $7,500.

On May 20, 2008, the Company entered into an option agreement with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”) effective as of May 1, 2008 (the “Date of Closing”), to acquire 25 mineral claims located in Elko County, Nevada and known as the “Medicine Claims.” During the term of the Option Agreement, the Company has the exclusive right to explore and develop, if warranted, the Medicine Claims. On April 7, 2009, the Company amended the original agreement between Nevada Eagle Resources, Steve Sutherland, and the Company for the Medicine Property.  This amendment reduced the option payment due on May 1, 2009 from $15,000 to $10,000 and increased the payment due on May 1, 2010 from $30,000 to $35,000

The Company paid $10,000 to the Optionees upon execution of the Option Agreement. The Option Agreement requires the Company to make additional payments as follows: $15,000 on the first anniversary of the Date of Closing, $30,000 on the second anniversary of the Date of Closing, $60,000 on the third anniversary of the Date of Closing and $80,000 on each anniversary of the Date of Closing thereafter until the tenth anniversary of the Date of Closing. The Optionees may elect to receive payment in cash or in shares of the Company’s common stock. Upon making the final payment on the tenth anniversary of the Date of Closing, the Company will have earned a 100% undivided interest in the Medicine Claims.

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

8.	Commitments and Contingencies - Cont'd

Effective as of June 23, 2008, the Company appointed Mason Douglas as the President of the Company. Mr. Douglas is also a director of the Company. In connection with the appointment, the Company entered into a consulting services agreement with a corporation that is controlled by Mr. Douglas. The Consulting Agreement has a term of one year and is then automatically renewable. Either party may terminate the Consulting Agreement upon 90 days notice to the other party. During the term of the Consulting Agreement the Company will pay the corporation a fee of $8,500 per month. On June 4, 2009 the Company’s board of directors resolved to delete the necessity of further performance reviews at six-month intervals as provided for in Paragraph 11 of the Agreement.

On December 8, 2008, the Company’s wholly owned subsidiary, Infrastructure Materials Corp. US, entered into a Mineral Rights Lease Agreement (the “Lease Agreement”) with Earl Edgar Mineral Trust (the “Lessor”) to lease certain mineral rights in Elko County, in the State of Nevada.  The term of the Lease Agreement is ten (10) years and will automatically renew on the same terms and conditions for additional ten-year periods, provided the Company is conducting exploration, development or mining either on the surface or underground on the property.  The rent shall be paid each year on January 1st.

$1.00 per net acre was paid upon execution of the Lease Agreement and on January 1, of each year commencing in 2010 and extending for so long as the Lease Agreement is in effect the Company is obligated to make the following payments during:

2010	$1.00 per net acre
2011	$2.00 per net acre
2012	$2.00 per net acre
2013	$3.00 per net acre
2014	$3.00 per net acre
2015	$4.00 per net acre
2016	$4.00 per net acre
2017	$5.00 per net acre in each year for the duration of the Lease Agreement,.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

8.	Commitments and Contingencies - Cont'd

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

Effective as of January 1, 2009, the Company entered into a Consulting Agreement with Scott Koyich (the “Consultant”) for a period of six months to provide consulting services with respect to financial public relations, business promotion, business growth and development for a term of six months.  The Consultant shall be paid $5,000 per month for his services during the term of the Agreement.  Either party may terminate the Agreement on 30 days notice.  In addition, the Company granted the Consultant an option to acquire 300,000 common shares of the Company at $0.15 per share for a term of five years. These options vest at the rate of 50,000 shares per month. On June 29, 2009 the Company extended the consulting period to December 31, 2009 without additional options. Subsequent to the filing of this report, this agreement was terminated effective October 15, 2009.

On February 23, 2009, the Board of Directors approved a drilling contract with Harris Exploration Drilling and Associates Inc. dated February 25, 2009 to carry out up to 30,000 feet of drilling programs in Nevada. The Company will pay $12.00 per foot for drilling plus various other costs related to mobilization and demobilization, travel, down and moving time, plus other costs dependant on conditions and supplies. The Company paid a $25,000 refundable deposit upon execution of the contract to be applied to the final invoice.  During the year ended June 30, 2009 the Company paid Harris Exploration Drilling $223,265 to complete 10,495 feet of drilling.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

8.         Commitments and Contingencies-Cont’d

On April 24, 2009, IMC US, the Company’s wholly-owned subsidiary, entered into a consulting agreement with PHW Consulting (“PHW).  PHW is to provide collection, analysis and interpretation of data pertaining to mineral claims in Clark and Lincoln counties of Nevada owned by IMC US.  PHW is also required to write and submit a Canadian National Instrument 43-101 compliant Technical Report on the Blue Nose Project in Lincoln County.  The cost is $15,000 for a NI 43-101 compliant technical report plus $500.00 per day and out of pocket expenses for data collection, analysis and interpretation. To date, the Company has paid $12,943 for data collection and out of pocket expenses.

On May 25, 2009, the Company’s wholly-owned subsidiary, IMC US hired Lumos & Associates to conduct base line studies for the Blue Nose Project located in Lincoln County, Nevada with the intention of determining if a suitable plan site can be located with emphasis on rail and road access and environmental considerations that could impede development.  The total consideration to be paid under the contract is approximately $74,500. The Company has to authorize each phase of the work. During the year ended June 30, 2009 the Company paid Lumos & Associates $9,952.

Maintaining Claims in Good Standing

The Company is required to pay to the Department of Interior Bureau of Land Management (BLM) on or before August 31st of each year, a fee in the amount of $140.00 per mineral claim held by the Company.  The total amount paid to August 31, 2009 was $172,620 for 1233 claims held by the Company at that date.

The Company is also required to pay annual fees to Counties in which the claims are held.  At August 31, 2009, the Company paid $12,356 to nine counties:

The Company also holds 9 patented claims and 2 leased patented claims.  A patented claim is fee simple title to the property.  Patented claims are subject to taxes assessed by the local community based on assessment rates set annually.

9.    Changes in Officers and Directors

The Board of Directors of the Company accepted the resignation of Stafford Kelley as Corporate Secretary of the Company, effective as of April 2, 2008. There were no disagreements between Mr. Kelley and the Company with regards to the Company’s operations, policies or practices.

On April 2, 2008, the Company appointed Joanne Hughes to the position of Corporate Secretary and Janet Shuttleworth to the position of Treasurer of the Company.  Ms. Shuttleworth resigned on December 31, 2008. Ms. Hughes resigned on July 30, 2008 and was subsequently reappointed to the position of Corporate Secretary on January 1, 2009.

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

10.            Income Taxes

The Company's current and deferred income taxes are as follows:
	2009	2008

Loss before income taxes	$(5,698,804)	$(3,791,042)
Expected income tax recovery at the statutory rates of 29.5% (2008 - 35%)	$(1,681,147)	$(1,326,865)
Increase in income taxes resulting from:
Permanent differences	240,144	114,389
Valuation allowance	1,441,003	1,212,476

Provision for income taxes	$-	$-

The Company has deferred income tax assets as follows:

	2009	2008

Net operating loss carry forward	$10,474,300	$5,852,356
Deferred Income tax on loss carry forward	$3,089,919	2,048,325
Temporary differences (due to timing difference between
tax value and book value)	$196,915	386,403
Valuation allowance for deferred income tax assets	$(3,286,834)	(2,434,728)

Deferred income taxes	$-	$-

As of June 30, 2009 the Company has non-capital losses of approximately $10,474,300 available to offset future taxable incomes which expire as follows:

2026	$64,024
2027	$2,324,117
2028	$3,474,713
2029	$4,611,446
$10,474,300

11.    Related Party Transactions

2008 - 2009

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed by the related parties.

Roger Hall, a Director of the Company, received $156,370 in connection with services he performed for the Company as a senior geologist.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

11.    Related Party Transactions - Cont'd

Janet Shuttleworth, Treasurer and Corporate Secretary, was paid $27,476 from July 1, 2008 to December 31, 2008. Ms. Shuttleworth resigned on December 31, 2008.  On April 22, 2008 Janet Shuttleworth was granted 200,000 stock options in accordance with the Company’s 2006 Stock Option Plan.  Upon her resignation, 133,333 options had vested.

Joanne Hughes served as Corporate Secretary and received $4,110 from July 1, 2008 to July 30, 2008 and from January 1, 2009 to June 30, 2009 she received $24,725.

Mason Douglas, President and a member of the Company’s Board of Directors, received $102,000.

On June 23, 2008 the Board granted options to the newly appointed President to purchase 250,000 common shares at an exercise price of $0.52 per share. These options were cancelled on December 11. 2008.  The Company expensed stock based compensation cost for $46,088 during the year ended June 30, 2009.

On December 11, 2008 the Board granted options to three directors to purchase 400,000 common shares each and to three other directors to purchase 50,000 common shares for a total of 1,350,000 options to purchase common shares in the Company at an exercise price of $0.15 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month commencing December 19, 2008 until fully vested. The options granted were for a term of five years. The Company expensed stock based compensation cost of $98,309 during the year ended June 30, 2009.

On December 19, 2008, the Company approved the reduction of the exercise price of 1,500,000 outstanding options issued on April 10, 2007 to six directors from $0.50 to new option price of $0.30 per share, with all other terms of the original grant remaining the same. The Company expensed stock based compensation cost for $394,348 during the year ended June 30, 2009.

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

11.    Related Party Transactions - Cont'd

2007-2008

On April 10, 2007 the Board had granted stock options to Officers and Directors to purchase 250,000 common shares each at an exercise price of $0.50 per share or the closing price on the first day the Company’s shares trade on the OTC BB, which ever is the highest. (Refer to related party note for 2006-2007). The Company expensed stock based compensation cost of $96,909 during the year ended June 30, 2008.  These options were cancelled December 19, 2008 and re-issued at $0.30 per share.  Refer to Related Party Transactions 2008-2009 for December 19, 2008.

The Company entered into an asset purchase agreement with Roger Hall, a director and officer of the Company, effective as of February 15, 2008, to acquire a 100% interest in certain mineral claims located in Nye County, Nevada that are owned by Mr. Hall. Upon closing of the Agreement, the Company issued to Mr. Hall 175,000 shares of the Company’s common stock, valued at $105,000 and paid him $5,000 as consideration for the mineral claims. Roger Hall received a total of $157,729 for the period July 1, 2007 to June 30, 2008 in connection with his services as senior geologist.

Janet Shuttleworth, Treasurer, received $14,836 from April 2, 2008 (date of appointment) to June 30, 2008.

Joanne Hughes, Corporate Secretary, received $12,360 from April 2, 2008 (date of appointment) to June 30, 2008.

Mason Douglas, President, received $2,236 from June 23, 2008 to June 30, 2008.

On April 2, 2008 the Board granted options to two newly appointed officers to purchase 200,000 common shares each at an exercise price of $0.35 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested.  The options granted are for a term of 5 years. The Company expensed stock based compensation cost for $25,338 during the year ended June 30, 2008.  On December 31, 2008, as a result of the resignation of one of the officers, 133,333 of the 200,000 options had vested and 66,667 were cancelled.

On June 23, 2008 the Board granted options to the newly appointed President to purchase 250,000 common shares at an exercise price of $0.52 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested.  The options granted are for a term of 5 years. The Company expensed stock based compensation cost for $2,311 during the year ended June 30, 2008.  These options were cancelled on December 11, 2008 and re-issued at $0.15 per share. Refer to Related Party Transactions 2008-2009 for December 11, 2008.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

12.  Accrued Liabilities

Accrued liabilities are comprised of the following:

	2009	2008
	$	$
Exploration expenses	-	74,999
Insurance	-	20,945
Audit and accounting	22,000	23,000
Reclamation Bonding	61,901	43,412
Others	-	30,530
Total	83,901	192,886

13. Geographic location of assets

Except for Cash and Cash equivalent for $370,340 and Plant and equipment for $9,655 located in Canada, all assets in the financial statements are located in the United States of America.

14.  Subsequent Events

The Company has reviewed its subsequent events up to September 14, 2009. The subsequent events are as follows.

Based on work carried out on the claim groups listed below, the Company has abandoned certain claims that it has determined will not contain many minerals that we believe would be developed.

Limestone Mineral Claims
Subsequent to year end:

•	The Bird Springs mineral claim group and the LM mineral claims were abandoned.
•	12 of the 63 Rock Hill mineral claims were retained and 51 mineral claims were abandoned.
•	9 of the 36 Buffalo Mountain mineral claims were retained and 27 mineral claims were abandoned.
•	68 of the 94 MM mineral claims were retained and 26 mineral claims were abandoned.
•	28 of the 281 Royale mineral claims were retained and 253 mineral claims were abandoned.
•	63 of the 138 Aspen mineral claims were retained and 75 mineral claims were abandoned.

SRC Mineral Claims
Subsequent to year end:

•	104 of the 166 Klondyke mineral claims were retained and 62 were abandoned.
•	8 of the 19 Dyer mineral claims were retained and 11 Dyer mineral claims were abandoned.
•	10 of the 19 Montezuma mineral claims were retained and 9 mineral claims were abandoned.
•	19 of the 32 Blue Dick mineral claims were retained and 13 mineral claims were abandoned.
•	26 of the 44 Kope Scheelite mineral claims were retained and 18 mineral claims were abandoned.
•	16 of the 27 Santa Fe mineral claims were retained and 11 mineral claims were abandoned.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

•	7 of the 35 Quailey Mine staked claims and 9 patented claims were retained and 28 staked claims were abandoned.
•	6 of the 28 Mill Site claims were retained and 22 Mill Site claims were abandoned.

On July 6, 2009 the Company extended the term of the agreement with Brehnam Trading Corp. to August 30, 2011 without further compensation.

On July 6, 2009 the Company extended the term of the agreement with Costa View Inc. to August 30, 2011 without further compensation.

On August 7, 2009, the Company resolved to conduct research and employ experts to provide an opinion on the merits of limestone properties in Manitoba, Canada, held by Infrastructure Materials Corp. Canada, which is controlled by Todd Montgomery, the Company’s CEO and a Director and commission a market study to determine the market for cement that could be serviced from a cement plant in the location of the properties and the anticipated demand for cement looking forward five to twenty years.  It is anticipated that the cost of this due diligence will be approximately $50,000 to $75,000.

On August 7, 2009 the Company entered into an agreement with Watts, Griffis and McOuat, Consulting Geologists and Engineers to prepare a valuation report of certain cement grade limestone properties in Manitoba, Canada. The valuation date of the properties will be September 1, 2009. The cost of this due diligence is estimated to be between $15,000 and $25,000.

On September 14, 2009, the Company terminated the agreement with Scott Koyich effective October 15, 2009.  The Company agreed to extend the expiry of the options granted to Scott Koyich to October 15, 2010.