Form 10-Q
period 2009-09-30
INFRASTRUCTURE MATERIALS CORP.
filed 2009-11-12
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

Commission File Number: 000-52641

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
Yes ☑ No ☐

Indicate by check mark whether the registrant ha submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

SEC 1296 (04-09) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a current valid OMB control number.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of registrant’s common stock outstanding as of September 30, 2009 was 60,198,500.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Amounts expressed in US Dollars)

(Unaudited-Prepared by Management)

CONTENTS

Interim Consolidated Balance Sheets as of September 30, 2009 (unaudited) and June 30, 2009 (audited)	3

Interim Consolidated Statements of Operations for the three months ended September 30, 2009 and September 30, 2008, and for the period from inception to September 30, 2009	4

Interim Consolidated Statements of Changes in Stockholders' Equity for the three months ended September 30, 2009 and for the period from inception to September 30, 2009	5

Interim Consolidated Statements of Cash Flows for the three months ended September 30, 2009 and September 30, 2008, and for the period from inception to September 30, 2009	6

Condensed Notes to Interim Consolidated Financial Statements	7 - 23

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Balance Sheets as at
September 30, 2009 and June 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Sept 30,	June 30,
	2009	2009
	$	$
	(unaudited)	(audited)
ASSETS
Current
Cash and cash equivalents	268,475	420,266
Short term investments	2,323,170	3,116,803
Prepaid expenses and other receivables	215,362	205,482

Total Current Assets	2,807,007	3,742,551
Plant and Equipment, net (note 4)	1,102,096	1,141,920

Total Assets	3,909,103	4,884,471

LIABILITIES
Current
Accounts payable	209,803	187,000
Accrued liabilities	77,152	83,901

Total Current Liabilities	286,955	270,901

Total Liabilities	286,955	270,901

Commitments and Contingencies (note 9)
Related Party Transactions (note 10)

STOCKHOLDERS' EQUITY
Capital Stock (note 6)
Common stock, $0.0001 par value, 100,000,000 shares authorized, 60,198,500 issued and outstanding (June 30, 2009 – 60,198,500)	6,020	6,020
Additional Paid-in Capital	17,311,646	17,224,699
Deferred Stock Compensation (note 8)	-	(187,500)
Deficit Accumulated During the Exploration Stage	(13,695,518)	(12,429,649)

Total Stockholders' Equity	3,622,148	4,613,570

Total Liabilities and Stockholders' Equity	3,909,103	4,884,471

See Condensed notes to the Interim Financial Statements

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Operations
For the three months ended September 30, 2009 and September 30, 2008 and the Period from Inception (June 3, 1999) to September 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the
		three month	three month
	Cumulative	period ended	period ended
	since	Sept 30,	Sept 30,
	inception	2009	2008

	$	$	$

Revenues	-	-	-

Operating Expenses

General and administration	6,050,543	449,197	734,360
Project expenses	7,167,489	785,770	631,672
Amortization	756,648	45,255	53,005

Total Operating Expenses	13,974,680	1,280,222	1,419,037

Loss from Operations	(13,974,680)	(1,280,222)	(1,419,037)
Other income-interest	369,615	14,353	11,799
Interest Expense	(90,453)	-	-

Loss before Income Taxes	(13,695,518)	(1,265,869)	(1,407,238)

Provision for income taxes	-	-	-

Net Loss	(13,695,518)	(1265,869)	(1,407,238)

Loss per Weighted Average Number of Shares
Outstanding-Basic and Fully Diluted		(0.02)	(0.03)

Basic Weighted Average Number of Shares
Outstanding During the Periods
-Basic and Fully Diluted		60,198,500	48,315,297

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Financial Statements of Changes in Stockholders’ Equity
From Inception (June 3, 1999) to September 30, 2009
(Amounts expressed in US Dollars)
 (Unaudited-Prepared by Management)

					Deficit
					Accumulated
	Common Stock		Additional	Deferred	during the	Total
	Number		Paid-in	Stock	Exploration	Stockholders'
	of Shares	Amount	Capital	Compensation	Stage	Equity
		$	$	$	$	$
For the period from inception (June 3, 1999) through July 1, 2004	1	-	5,895		(5,895)	-
Net (loss)	-		-		910	(910)
Balance, June 30, 2005 (audited)	1	-	6,805	-	(6,805)	-
Contribution to additional paid-in capital	-	-	3,024			3,024
Cancelled shares	(1)	-	(1)			(1)
Common shares issued for nil consideration	14,360,000	1,436	(1,436)		-	-
Common shares issued for cash	2,050,000	205	414,795		-	415,000
Subscription for stock			300,000		-	300,000
Stock issuance cost	-	-	(24,500)		-	(24,500)
Net loss	-	-	-		(87,574)	(87,574)

Balance, June 30, 2006 (audited)	16,410,000	1,641	698,687	-	(94,379)	605,949

Common shares issued for cash	3,395,739	340	548,595		-	548,935
Common shares issued to agents in lieu of commission for placement of common shares and convertible debentures	1,064,000	106	265,894		-	266,000
Common shares issued for acquisition of interests in mineral claims	3,540,600	354	884,796		-	885,150
Common shares issued for acquisition of interests in mineral claims	1,850,000	185	462,315		-	462,500
Common shares issued for acquisition of interests in a refinery	88,500	9	22,116		-	22,125
Common shares issued for purchase of a mill with capital equipments	6,975,000	697	1,743,053		-	1,743,750
Stock issuance cost			(59,426)			(59,426)
Stock based compensation			30,026			30,026
Net loss for the year ended June 30, 2007		-	-		(2,845,424)	(2,845,424)

Balance, June 30, 2007 (audited)	33,323,839	3,332	4,596,056	-	(2,939,803)	1,659,585

Common stock issued to consultants	3,000,000	300	2,249,700	(1,875,000)	-	375,000
Stock based compensation		-	139,272		-	139,272
Conversion of convertible debentures with accrued interest	7,186,730	719	3,590,801	-	-	3,591,520
Common shares issued for acquisition of
interests in mineral claims	175,000	18	104,982			105,000
Common stock issued to a consultant	100,000	10	57,990			58,000
Amortization of deferred stock compensation				562,500		562,500
Net loss for the year					(3,791,042)	(3,791,042)
Balance June 30, 2008 (audited)	43,785,569	4,379	10,738,801	(1,312,500)	(6,730,845)	2,699,835

Common shares issued for cash (net)	7,040,000	704	3,372,296	-	-	3,373,000
Common stock issued to a consultant	75,000	7	43,493	-	-	43,500
Common stock issued on acquisition of a subsidiary	397,024	40	31,722	-	-	31,762
Common shares issued on warrant exercises	8,900,907	890	2,224,337	-	-	2,225,227
Stock based compensation			814,050			814,050
Amortization of deferred stock compensation				1 ,125,000		1 ,125,000
Net loss for the year					(5,698,804)	(5,698,804)
Balance June 30, 2009 (audited)	60,198,500	6,020	17,224,699	(187,500)	(12,429,649)	4,613,570

Stock based compensation			86,947		-	86,947
Amortization of deferred stock compensation				187,500		187,500
Net loss for the three month period					(1,265,869)	(1,265,869)
Balance September 30, 2009 (unaudited)	60,198,500	6,020	17,311,646	-	(13,695,518)	3,622,148

See Condensed notes to the Interim Financial Statements

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Cash Flows
For the three months ended September 30, 2009 and September 30, 2008 and for the period from Inception (June 3, 1999) to September 30, 2009.
 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Cumulative
	Since	Sept 30,	Sept 30,
	Inception	2009	2008
Cash Flows from Operating Activities
Net loss	(13,695,518)	(1,265,869)	(1,407,238)
Adjustment for:
Amortization	756,648	45,255	53,005
Amortization of debt issuance cost	247,490	-	-
Stock based compensation	1,070,295	86,947	48,124
Shares issued for mineral claims, as part of project expenses	1,452,650	-	-
Shares issued for consultant services expensed	2,351,500	187,500	324,750
Shares issued on acquisition of subsidiary	31,762	-	-
Interest on convertible debentures	90,453	-	-
Changes in non-cash working capital
Prepaid expenses	(215,362)	(9,880)	(47,102)
Accounts payable	209,803	22,803	100,973
Accrued liabilities	77,593	(6,749)	(103,965)

Net cash used in operating activities	(7,622,686)	(939,993)	(1,031,453)

Cash Flows from Investing Activities
Decrease (Increase) in Short-term investments	(2,323,170)	793,633	-
Acquisition of plant and equipment for cash	(95,203)	(5,431)	(1,858)
Proceeds from sale of plant and equipment	2,500	-	-

Net cash provided (used) in investing activities	(2,415,873)	788,202	(1,858)

Cash Flows from Financing Activities
Issuance of common shares for cash	4,790,740	-	3,520,000
Issuance of common shares for warrant exercises	2,225,227	-	-
Issuance of convertible debentures subsequently converted to cash	3,501,067	-	-
Stock and debenture placement commissions paid in cash	(210,000)	-	(147,000)

Net cash provided by financing activities	10,307,034	-	3,373,000
Net Change in Cash	268,475	(151,791)	2,339,689
Cash- beginning of period	-	420,266	1,553,855

Cash - end of period	268,475	268,475	3,893,544

Supplemental Cash Flow Information
Interest paid	-	-	-

Income taxes paid	-	-	-

See Condensed notes to the Interim Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (GAAP); however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended June 30, 2009. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at September 30, 2009 and June 30, 2009, the results of its operations for the three-months periods ended September 30, 2009 and September 30, 2008, and its cash flows for the three-months periods ended September 30, 2009 and September 30, 2008. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three-month period ended September 30, 2009 are not necessarily indicative of results to be expected for the full year.

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

The Company is in the exploration stage and has not yet realized revenues from its planned operations.  The Company has incurred a cumulative loss of $13,695,518 from inception to September 30, 2009.  The Company has funded operations through the issuance of capital stock and convertible debentures.  In May and June of 2006, the Company closed a private placement of its common stock for gross proceeds of $415,000.  During the year ended June 30, 2007 the Company raised $848,935 (including $300,000 received in the prior year as stock subscriptions) through private placement of its common stock for cash.  The Company also issued Convertible Debentures in the amount of $1,020,862 during the year ended June 30, 2006 and issued Convertible Debentures in the amount of $2,480,205 during the year ended June 30, 2007.   During the three-month period ended September 30, 2008 the Company completed private placements of common stock for proceeds of $3,373,000 net of cash expenses. During the three-month period ended March 31, 2009 as a result of warrant exercises the Company issued common stock for proceeds of $2,225,227. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from production of minerals or metals on its properties, if feasible.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2009
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

Mineral property acquisition costs also will be capitalized in accordance with the FASB Emerging Issues Task Force ("EITF") Issue 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and that adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property payments are expensed as incurred if the criteria for capitalization is not met.

To date, mineral property exploration costs have been expensed as incurred. As of the date of these financial statements, the Company has incurred only property payments and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

In November of 2008, the Company expanded its business focus to include the exploration and, if warranted, development of cement grade limestone properties, also located in the States of Nevada and Idaho.  The Company acquired as a wholly-owned subsidiary Infrastructure Materials Corp US (“IMC US”), a Nevada Corporation, pursuant to a Share Exchange Agreement (the “Agreement”) between the Company, IMC US and Todd D. Montgomery dated as of November 7, 2008. Mr. Montgomery was the sole shareholder of IMC US, in addition to serving as the Company’s Chief Executive Officer and as a member of its Board of Directors.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

3.	Nature of Operations-Cont’d.

The Agreement was approved by the disinterested members of the Company’s Board of Directors on November 6, 2008.  Under the terms of the Agreement, the Company acquired all of the issued and outstanding stock of IMC US in exchange for 397,024 shares of the Company’s common stock at the agreed price of $0.50 per share. The transaction was measured at the fair value, being the market value of the equity instruments delivered on the transaction date. The fair value of the Company’s 397,024 shares issued at closing was measured at $31,762.

$
Fair value of assets acquired	-
Consideration given	31,762
Goodwill on acquisition	31,762

Subsequent to the acquisition of IMC US, it was determined that the Goodwill was impaired.

IMC US controls eight limestone Projects in Nevada, made up of 619 mineral claims covering 12,789 acres. IMC US  and has leased 100% of the Mineral Rights on an additional 1,120 acres and 50% of the Mineral Rights on 6,740 acres. In addition IMC US controls one limestone project in Idaho consisting of 63 mineral claims covering 1,302 acres. The Company does not consider the claims or mineral rights to be material at this time and has expensed this cost to project expense.  The Company’s assessment of the claims and mineral rights may change after exploration of the claims.  Subsequent to the period covered by this report, an additional 371 mineral claims in Lincoln County and 79 mineral claims in Pershing County, Nevada were recorded.

On December 18, 2008, the Company incorporated a second wholly owned subsidiary in the State of Delaware under its former name, “Silver Reserve Corp.”,(sometimes referred to as “Silver Reserve”). The Company assigned all fourteen of its silver/base metal projects in Nevada to this subsidiary. The fourteen claim groups contained 545 claims covering 11,259 acres and has 9 patented claims. The Company does not consider the claims to be material at this time and has expensed this cost to project expense.  The Company’s assessment of the claims may change after exploration of the claims.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.	Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation.  Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Leasehold improvements	3 years	straight line method
Plant and Machinery	15%	declining balance method
Tools	25%	declining balance method
Vehicles	20%	declining balance method
Consumables	50%	declining balance method
Molds	30%	declining balance method
Mobile Equipment	20%	declining balance method
Factory Buildings	5%	declining balance method

	Sep 30, 2009	Accumulated	June 30, 2009	Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Office, furniture and fixtures	18,830	9,034	18,830	8,506
Computer equipment	12,001	4,090	6,571	3,405
Leasehold improvements	16,230	16,168	16,230	14,815
Plant and Machinery	1,514,511	592,761	1,514,677	557,350
Tools	6,724	3,515	6,725	3,281
Vehicles	76,406	27,162	76,407	24,276
Consumables	64,197	56,005	64,197	54,835
Molds	900	594	900	569
Mobile Equipment	73,927	36,228	73,927	34,244
Factory Buildings	74,849	10,922	74,849	10,112
	1,858,575	756,479	1,853,313	711,393

Net carrying amount		1,102,096	1,141,920
Amortization charges		45,255	214,204

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2009
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

6.	Issuance of common shares and warrants

Year ended June 30, 2009

The Company issued 25,000 common shares to Endeavor Holdings, Inc. on July 1, August 1 and September 1, of 2008 for a total of 75,000 common shares valued at $43,500 in accordance with the terms of the contract dated March 3, 2008.  The contract was terminated on October 1, 2008.

On August 12, 2008, the Company announced that it entered into a non-binding letter of intent (the “LOI”) dated as of August 12, 2008 to acquire, as a wholly-owned subsidiary, Infrastructure Materials Corp US (“IMC US”), a Nevada corporation.  The Company completed the acquisition of all of the outstanding shares of IMC US on November 7, 2008. IMC US holds limestone mineral properties in the United States, and is actively engaged in acquiring additional limestone mineral properties.  Todd Montgomery, a director and chief executive officer of the Company, was the sole shareholder of IMC US. The transaction was approved by the disinterested members of the Company’s Board of Directors.

Under the terms of the Share Exchange Agreement, Mr. Montgomery received 397,024 Shares of the Company at an agreed value of $0.50 per Share which was accounted at the fair value on the date of transaction, in exchange for all of the outstanding shares of IMC US.  The transaction was measured at the fair value, being the market value of the equity instruments delivered on the transaction date.  The fair value of the Company’s 397,024 Shares issued was measured at $31,762.  IMC US owns certain limestone mineral claims in the States of Nevada and Idaho which the Company does not consider material at this time and has expensed this cost to project expense.  The Company’s assessment of the claims may change after exploration of the claims.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	Issuance of common shares and warrants-cont’d

During February 2009, the Company issued a total of 8,900,907 Shares upon the exercise of warrants at $0.25 per Share. On December 11, 2008 the Company’s Board of Directors approved an offer to all warrant holders of the Company to reduce the exercise price of such warrants from $0.75 per Share to $0.25 per share if the warrants were exercised prior to February 28, 2009.

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

During the year ended June 30, 2009, the Company completed the private placement of 7,040,000 “Units” at $0.50 per Unit with accredited investors, as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”).   Each one Unit consists of one Share and one half of a Share purchase warrant (a “Warrant”).  Each full Warrant entitled the holder to purchase one share at $0.75 on or before September 1, 2010.  The private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S promulgated thereunder (“Regulation S”). All of the investors were non-U.S. Persons as that term is defined under Regulation S and executed subscription agreements containing the representations and covenants required for the exemption under Regulation S.  The Company paid a commission of $147,000 and issued 294,000 broker warrants to purchase Units at $0.50 per Unit in connection with the private placement.  The Units have the same terms as those sold to investors.  The broker warrants expire on September 1, 2010.

On December 11, 2008, the Board of Directors approved a resolution which reduced the exercise price of all unexercised warrants from $0.75 per Share to $0.25 per Share, only if the warrants were exercised prior to February 28, 2009.

The Company received elections to purchase 8,900,907 common shares under the exercise of warrants at $0.25 per share. This exercise price of $0.25 per Share was part of the one time offer to all warrant holders approved by the Board of Directors on December 11, 2008 that provided that the exercise price be reduced from $0.75 per share to $0.25 per share if the warrants were exercised prior to February 28, 2009. The Company received $2,225,227 and issued 8,900,907 common shares.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	Issuance of common shares and warrants-cont’d

	Number of
	Warrants	Exercise
	Granted	Prices	Expiry Date
		$

Outstanding at June 30, 2007 and average exercise price	700,214	0.50
Granted in year 2007-2008	7,002,134	0.75	Dec 31, 2009
Exercised in year 2007-2008	-	-
Expired in year 2007-2008	-	-
Cancelled	-	-
Outstanding at June 30, 2008 and average exercise price	7,702,348	0.73
Granted in year 2008-2009	3,520,000	0.75	Sept 1, 2010
Granted in year 2008-2009	294,000	0.50	Sept 1, 2010

Exercised in year 2008-2009	(8,900,907)	0.75
Expired in year 2008-2009	-	-
Cancelled	-	-

Outstanding at June 30, 2009 and average exercise price	2,615,441	0.66
Granted during three months ended Sept 30, 2009	-	-
Exercised during three months ended Sept 30, 2009	-	-
Expired during three months ended Sept 30, 2009	-	-
Cancelled during three months ended Sept 30, 2009	-	-
Outstanding at Sept 30, 2009 and average exercise price	2,615,441	0.66

Three month period ended September 30, 2009

There were no securities issued during this period.

7.	Stock Based Compensation

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

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2009
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

Three months ended September 30, 2009

On September 14, 2009 the Board terminated the consulting services agreement with Scott Koyich effective as of October 15, 2009 and resolved to extend the expiry of his options from his termination date to October 15, 2010.

For the three month period ended September 30, 2009, the Company recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions.

The expected term calculation is based upon the expected term the option is to be held, which is the full term of the option.  The risk-free interest rate is based upon the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options.  The dividend yield of zero is based on the fact that  the Company has never paid cash dividends on its common stock and has no present intention to pay cash dividends.  The expected forfeiture rate of 0% is based on the vesting of stock options in a short period of time.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Stock Based Compensation-Cont’d

Date of grant	10-Apr	17-Apr	24-Jan	2-Apr	23-Jun	7-Aug	11-Dec	11-Dec	11-Dec	19-Dec	1-Jan	3-Feb	5-Jun
	2007	2007	2008	2008	2008	2008	2008	2008	2008	2008	2009	2009	2009	Total

Risk free rate	4.50%	4.50%	5.00%	5.00%	5.00%	5.00%	2.95%	2.95%	2.95%	2.95%	2.95%	2.95%	2.95%
Volatility factor	50%	50%	50%	90.86%	111.64%	112.99%	149.96%	149.96%	149.96%	166.69%	168.45%	170.57%	155.95%
Expected dividends	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	-
Forfeiture rate	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	-
Expected life	5 years	5 years	5 years	5 years	5 years	5 years	5 years	5 years	5 years	1-4 years	5 years	5 years	5 years	-
Exercise price	$0.50	$0.50	$0.60	$0.35	$0.52	$0.46	$0.15	$0.25	$0.25	$0.30	$0.15	$0.31	$0.47	-
Total number of options granted	1,850,000	50,000	50,000	400,000	250,000	50,000	1,950,000	50,000	50,000	1,950,000	300,000	150,000	50,000	7,150,000
Grant date fair value	$0.07	$0.07	$0.29	$0.25	$0.42	$0.38	$0.14	$0.13	$0.45	$0.18-$0.27	$0.14	$0.29	$0.43	-
Total number of options cancelled/forfeited	(1,850,000)	(50,000)	(50,000)	(216,667)	(250,000)	(50,000)	(25,000)	(50,000)	(50,000)		( )			(591,667)
Stock-based compensation cost expensed during the three month period ended Sept 30, 2009							$67,534		$2,788			$11,135	$5,490	86,947
Unexpended Stock-based compensation cost deferred over the vesting period							$57,633					$14,561	$14,661	$86,855

•          Options originally issued on April 10, 2007 and January 24, 2008 with an exercise price of $0.50 and $0.60 respectively were cancelled and reissued with an exercise price of $0.30 on December 19, 2008 with all other terms of the original grant remaining the same.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

The following table summarizes the options outstanding as at September 30, 2009:

Outstanding, beginning of year	4,639,583
Granted/re-issued	-
Forfeited/Cancelled	(81,250)

Outstanding at September 30, 2009	4,558,333

As of September 30, 2009, there was $86,855 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the three-month period ended September 30, 2009 was $86,947.

8.	Deferred Stock Compensation

The Company issued 1,500,000 Shares each to two consultants, for a total of 3,000,000 Shares valued at $2,250,000. The Shares issued to the consultants are considered “restricted” and cannot be resold unless an exemption from registration is available, such as the exemption afford by Rule 144 promulgated under the Securities Act. The Company expensed proportionate consulting expenses of $187,500 during the three months ended September 30, 2009 and $1,125,000 during the year ended June 30, 2009. Consulting expenses were completely expensed by the end of September 30, 2009 and are no longer reflected as a deferred stock compensation expense under shareholders’ equity in the balance sheet.

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

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Commitments and Contingencies – Cont’d

Effective as of September 1, 2007, the Company entered into an agreement with Brehnam Trading Corp. (“Brehnam”) for a term of 24 months to provide consulting services on financial matters, business growth and development, and general business matters.  The Company paid Brehnam 1,500,000 Shares earned in equal installments of 375,000 shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009.  Such 1,500,000 Shares were tendered in one certificate upon execution of the agreement and are deemed to be in Brenham’s possession and were issued as “restricted” and may not be re-sold unless an exemption from registration is available such as the exemption afforded by Rule 144 promulgated under the Securities Act.   On July 6, 2009 the consulting period was amended and extended to August 30, 2011 without further compensation.

Effective as of September 1, 2007, the Company entered into an agreement with Costa View Inc. (“Costa”) for a term of 24 months to provide consulting services on financial public relations, business promotion, business growth and development, including mergers and acquisitions, and general business matters.  The Company paid Costa 1,500,000 Shares earned in equal installments of 375,000 shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009.  Such 1,500,000 Shares were tendered in one certificate upon execution of the agreement and are deemed to be in Costa’s possession and were issued as “restricted” and may not be re-sold unless an exemption from registration is available such as the exemption afforded by Rule 144 promulgated under the Securities Act.  On July 6, 2009 the consulting period was amended and extended to August 30, 2011 without further compensation.

On September 14, 2007 the Company accepted a proposal from Lumos & Associates to complete the regulatory permitting process for the Company’s Mill in Mina, Nevada.  The total consideration to be paid under the contract is approximately $350,000.  The permitting process is being carried out in twelve stages. The completion date has not been determined. The Company is required to authorize in writing each stage of the work before the work proceeds. As at September 30, 2009, the Company had authorized and paid Lumos and Associates $269,260 (June 30, 2009 - $134,181).

On April 4, 2008, the Company entered into a Consultant Agreement with Lumos and Associates, to facilitate the completion exploration drilling “Notices of Intent” and Plans of Operation in compliance with the requirements of the United States Bureau of Land Management. The Company estimates the costs of each Notice of Intent plan to range from $3,000 to $4,000. Plans of Operation will be priced separately. As at September 30, 2009 the Company had paid $37,710 relating to this contract.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Commitments and Contingencies – Cont’d

On May 1, 2008, the Company entered into a Consulting Services Agreement with Lance Capital Ltd. (“Lance”), at $12,500 per month to provide personnel to carry out administration services for the Company. On November 1, 2008, the Consulting Services Agreement was amended to reduce the monthly fee to $10,000 for the months of December 2008 and January 2009 and thereafter to $7,500. On October 6, 2009 the Company informed Lance Capital Ltd. of its decision to terminate the agreement with two months notice. It is the Company’s intention to consolidate the administrative duties being provided by Lance into its Reno, Nevada office.  It is anticipated that the transition will be completed by mid-February 2010 and Lance has agreed to continue providing its services for the duration as required. Refer to “Subsequent events” in this Report.

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

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Commitments and Contingencies – Cont’d

Effective as of June 23, 2008, the Company appointed Mason Douglas as the President of the Company. Mr. Douglas is also a director of the Company. In connection with the appointment, the Company entered into a consulting services agreement with a corporation that is controlled by Mr. Douglas (the “Consulting Agreement”). The Consulting Agreement has a term of one year and is then automatically renewable. Either party may terminate the Consulting Agreement upon 90 days notice to the other party. During the term of the Consulting Agreement the Company will pay the corporation a fee of $8,500 per month and reimburse related business expenses. Mr. Douglas does not receive a salary from the Company.

On December 8, 2008 IMC US entered into a Mineral Rights Lease Agreement (the “Lease Agreement”) with the Earl Edgar Mineral Trust (the “Lessor”) to lease certain mineral rights in Elko County, Nevada.  The term of the Lease Agreement is ten years and will automatically renew on the same terms and conditions for additional ten-year periods, provided the Company is conducting exploration, development or mining either on the surface or underground at the property.  The rent is to be paid each year on January 1st.

$1.00 per net acre was paid upon execution of the Lease Agreement. On January 1, of each year commencing in 2010 and extending for so long as the Lease Agreement is in effect the Company is obligated to make the following payments during:

2010	$1.00 per net acre
2011	$2.00 per net acre
2012	$2.00 per net acre
2013	$3.00 per net acre
2014	$3.00 per net acre
2015	$4.00 per net acre
2016	$4.00 per net acre
2017	$5.00 per net acre in each year for the duration of the Lease Agreement.

The Lease Agreement covers 100% of the mineral rights on 1,120 acres (“Property A”) and 50% of the mineral rights on 6,740 acres (“Property B”).

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Commitments and Contingencies – Cont’d

The Lessor is entitled to receive a Royalty of $0.50 per ton for material mined and removed from Property A and $0.25 per ton for material mined and removed from Property B during the term of the Lease Agreement and any renewal thereof.

On April 9, 2009 the Board of Directors approved an Amendment to Mineral Lease Agreement (the “Amendment”), effective December 8, 2008 between IMC US and the Earl Edgar Mineral Trust, Warner Whipple, Trustee, such amendment to be effective as of December 8, 2008.  The Amendment provides for Standard Steam LLC to carry out exploration for geothermal energy sources on the leased mineral rights property after obtaining the written consent of the Company.  The Amendment also provides for other cooperation with Standard Steam LLC regarding mineral rights on the properties which the Company holds a 50% interest in the mineral rights.

Effective as of January 1, 2009, the Company entered into a Consulting Agreement with Scott Koyich (the “Consultant”) for a period of six months, which was extended on June 29, 2009 to December 31, 2009 to provide consulting services with respect to financial public relations, business promotion, business growth and development.   On September 14, 2009 this agreement was terminated, effective as of October 15, 2009. The Consultant was paid $5,000 per month for his services during the term of the Agreement and was granted options to acquire 300,000 Shares of the Company at $0.15 per share for a term of five years. These options vested at the rate of 50,000 options per month and all options had vested by the termination of the agreement. The expiry of the options was extended to October 15, 2010.

On February 23, 2009, the Board of Directors approved a drilling contract with Harris Exploration Drilling and Associates Inc. dated February 25, 2009 to carry out up to 30,000 feet of drilling programs in Nevada. The Company will pay $12.00 per foot for drilling plus various other costs related to mobilization and demobilization, travel, down time and moving time, plus other costs dependant on conditions and supplies. The Company paid a $25,000 refundable deposit upon execution of the contract to be applied to the final invoice. During the three month period ended September 30, 2009, the Company paid Harris Exploration Drilling $154,099 to complete 5,830 feet of drilling. During the year ended June 30, 2009 the Company paid Harris Exploration Drilling $223,265 to complete 10,495 feet of drilling.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Commitments and Contingencies – Cont’d

On April 24, 2009, IMC US entered into a consulting agreement with PHW Consulting (“PHW).  PHW is to provide collection, analysis and interpretation of data pertaining to mineral claims in Clark and Lincoln counties of Nevada owned by IMC US.  PHW is also required to write and submit a Canadian National Instrument 43-101 (“NI 43-101”) compliant Technical Report on the Blue Nose Project in Lincoln County.  The cost is $15,000 for such NI 43-101 compliant technical report plus $500.00 per day and out of pocket expenses for data collection, analysis and interpretation As of September 30, 2009 the Company has paid $12,943 for data collection and out of pocket expenses.

On May 25, 2009, IMC US hired Lumos & Associates to conduct base line studies for the Blue Nose Project located in Lincoln County, Nevada with the intention of determining if a suitable plant site can be located including analysis of rail and road access and environmental considerations that could impede development.  The total consideration to be paid under the contract is approximately $74,500. The Company has to authorize each phase of the work. The Company paid Lumos & Associates $13,288 during the three-months ended September 30, 2009 and $9,952 during the year ended June 30, 2009.

On August 7, 2009, the Company resolved to conduct research and employ experts to provide an opinion on the merits of limestone properties in Manitoba, Canada, held by Infrastructure Materials Corp. Canada, which is controlled by Todd Montgomery, the Company’s CEO and a Director. The Company also will commission a market study to determine the market for cement that could be serviced from a cement plant in the location of such properties and the anticipated demand for cement looking forward five to twenty years.  It is anticipated that the cost of this analysis costs will be approximately $50,000 to $75,000.

On August 7, 2009 the Company entered into an agreement with Watts, Griffis and McOuat, Consulting Geologists and Engineers to prepare a valuation report of certain cement grade limestone properties in Manitoba, Canada. The valuation date of the properties will be September 1, 2009. The Company paid a $10,000 CAD refundable deposit upon execution of the contract to be applied to the final invoice. The cost of such report is estimated to be between $15,000 and $25,000. The Company incurred costs of $1,647 CAD during the three months ended September 30, 2009.

On September 30, 2009, the Company entered into an agreement with Railroad Industries Incorporated to prepare a market analysis for Portland Cement, Cement Clinker and Limestone aggregate in Manitoba, Canada.  The cost for the study is estimated to be between $18,550 and $26,600, depending on the number of hours required.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Commitments and Contingencies – Cont’d

Maintaining Claims in Good Standing

The Company is required to pay to the Department of Interior Bureau of Land Management (“BLM”) on or before August 31st of each year, a fee in the amount of $140.00 per mineral claim held by the Company.  The total amount paid on August 31, 2009 was $172,620 for 1,233 claims held by the Company at that date.

The Company is also required to pay annual fees to Counties in which the claims are held.  At August 31, 2009, the Company paid $12,356 to nine Counties.

The Company also holds 9 patented claims and 2 leased patented claims.  A patented claim is fee simple title to the property.  Patented claims are subject to taxes assessed by the local community based on assessment rates set annually.

10.	Related Party Transactions

Three months ended September 30, 2009

Roger Hall, a Director of the Company, received $46,125 in connection with services he performed for the Company as a senior geologist.

Joanne Hughes served as Corporate Secretary and received $10,789.

Mason Douglas, President and a member of the Company’s Board of Directors, received $25,500.

Three months ended September 30, 2008

Roger Hall, a Director of the Company, received $56,316 in connection with services he performed for the Company as a senior geologist.

Janet Shuttleworth, former Treasurer and Corporate Secretary, was paid $14,585.

Joanne Hughes, Corporate Secretary, received $4,110 from July 1, 2008 to July 30, 2008 (date of resignation).

Mason Douglas, President, was paid $25,500.

11.	Subsequent Events

The Company has reviewed subsequent events up to October 26, 2009. Subsequent events are as follows:

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

On October 6, 2009, the Company informed Lance Capital Ltd. (“Lance”), of its intention to terminate its Consulting Services Agreement with Lance with two months notice, pending acceptance of the termination by Lance. It is the Company’s intention to consolidate the administrative duties being provided by Lance into its Reno, Nevada office.  It is anticipated that the transition will be completed by mid February 2010 and Lance has agreed to continue providing its services for the duration as required.

On October 15, 2009, Roger Hall was appointed Vice President-Exploration of IMC US. Mr. Hall is also a member of the Company’s Board of Directors.

On October 22, 2009, Randal Ludwar resigned from his position as Chief Financial Officer of the Company. Mr. Ludwar will remain a member of the Company’s Board of Directors. There were no disagreements between Mr. Ludwar and the Company’s management as to operations, policies or financial reporting.

On October 22, 2009, Rakesh Malhotra was appointed Chief Financial Officer of the Company.

Subsequent to three months ended September 30, 2009, the Company recorded an additional 371 mineral claims in Lincoln County and 79 mineral claims in Pershing County, Nevada.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2009

PLAN OF OPERATIONS

We will require additional capital to implement development of our claim groups and to bring the mill to operation.  We expect to raise this capital through a public offering, private placements of our securities or through loans or some combination of the foregoing.

Discussion of Operations and Financial Condition

Three Month Period ended September 30, 2009

The Company has no source of revenue and we continue to operate at a loss.  We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter.  As at September 30, 2009, we had accumulated losses of $13,695,518.  Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.  We are continuing our efforts to raise capital and are moving forward with development of our assets.

In November of 2008, the Company substantially changed its business focus to the exploration and development of cement grade limestone properties located in the States of Nevada and Idaho.  This followed a period of research and analysis by management earlier in  2008 with respect to the growing need for repair and upgrading of basic infrastructure in North America.   The Company determined that infrastructure investment would increase and with it the demand for cement.  The Company projected that areas such as Nevada and California would have a significant shortfall in cement production.  As a result of this research, the Company set out to acquire cement grade limestone properties in strategic locations that could supply these areas.  The stimulus and infrastructure investments announced by the Obama Administration further strengthened the Company’s conclusions.  Current proposals by governments to create jobs through large scale expenditures in infrastructure only enhance the Company’s opportunity.

The Company’s major endeavor over the three months ended September 30, 2009 has been its effort to pursue exploration activities on our limestone Projects as well as secure a sale of our silver properties and milling facility.

We have identified and recorded 619 claims on BLM land covering eight Projects. On  private land we acquired 100% of the Mineral Rights on 1,120 acres and 50% of the Mineral Rights on 6,740 acres all of which have potential for cement grade limestone.  Exploration on these limestone properties indicates that the Morgan Hill Project and the Blue Nose Project have potential for development of a substantial cement grade limestone resource.  Our efforts going forward through our fiscal year 2009/2010 will be concentrated on development of these two Projects and the search for other limestone deposits in strategic locations that can service areas with a shortage of cement production.

We have completed the evaluation of all our silver/base metal projects and determined that the Pansy Lee, Medicine and Silver Queen Projects provide the best opportunity for development of resources that could go to production. Based on results obtained, we have decided to abandon the Como Project, thereby reducing the Projects to 14.  Permitting of the Red Rock mill site at Mina, Nevada is progressing.

As of November 7, 2008, the Company acquired Infrastructure Materials Corp US (“IMC US”), a Nevada corporation, as a wholly-owned subsidiary pursuant to a Share Exchange Agreement (the “Agreement”) between the Company, IMC US and Todd D. Montgomery. Mr. Montgomery was the sole shareholder of IMC US in addition to serving as the Company’s Chief Executive Officer and as a member of its Board of Directors.  The Agreement was approved by the disinterested members of the Company’s Board of Directors on November 6, 2008.  Under the terms of the Agreement, the Company acquired all of the issued and outstanding stock of IMC US in exchange for 397,024 shares of the Company’s common stock at agreed price of $0.50 per share. The transaction was measured at the fair value, being the market value of the equity instruments delivered on the transaction date. The fair value of the Company’s 397,024 shares issued was measured at $31,762.   As of the date of this report, the Company does not consider the mineral claims acquired pursuant to the Agreement to be material.  Our assessment may change after exploration of the claims.

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

The following diagram illustrates the Company’s present structure and ownership of its mineral properties and Milling Facility:

Stock Based Compensation

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

On December 19, 2008, the Company approved the reduction of the exercise price of 1,950,000 outstanding options held by directors and consultants of the Company issued at prices of $0.50 and $0.60 per share to $0.30 per share with all other terms of the grant remaining the same.

On January 1, 2009, the Board granted options to one consultant to purchase 300,000 common shares at an exercise price of $0.15 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vested at the rate of 50,000 options per month commencing January 1, 2009. On September 14, 2009 the consultant’s agreement was terminated effective October 15, 2009. All of the consultant’s options had vested by the termination of the agreement and the expiry of these options was extended to October 15, 2010.

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

SELECTED FINANCIAL INFORMATION

	Three months ended	Three months ended
	Sept. 30, 2009	Sept. 30, 2008

Revenues	$ Nil	$ Nil
Net Loss	$1,265,869	$1,407,238
Loss per share-basic and diluted	$(0.02)	$(0.03)

	As at	As at
	Sept. 30, 2009	June 30, 2009

Total Assets	$3,909,103	$4,884,471
Total Liabilities	$286,955	$270,901
Cash dividends declared per share	$ Nil	$ Nil

The total assets as of September 30, 2009 include cash and cash equivalents for $268,475, short term investments for $2,323,170, prepaid expenses and other receivables for $215,362 and capital assets for $1,102,096.  As of June 30, 2009 total assets includes cash and cash equivalents of $420,266, short-term investments of $3,116,803, prepaid expenses of $205,482 and capital assets of $1,141,920.

Revenues

No revenue was generated by the Company’s operations during the three-month periods ended September 30, 2009 and September 30, 2008.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the three-month period ended September 30, 2009 is general and administrative expense of $449,198, as compared with $734,360 for the three-month period ended September 30, 2008. General and administrative expense represents approximately 35% of the total operating expense for the three-month period ended September 30, 2009 and approximately 52% of the total operating expense for the three-month period ended September 30, 2008. General and administrative expense represents professional, consulting, office and general and other miscellaneous costs incurred during the three-month periods ended September 30, 2009 and September 30, 2008. General and administrative expense decreased by $285,163 in the current three month period, as compared to the similar three month period for the prior year. The decrease in this expense is mainly due to a decrease in consulting fees of $167,250, and a decrease in due diligence costs of $107,145.

(b) Project Expense

Included in operating expenses for the three-month period ended September 30, 2009 is project expense of $785,770 as compared with $631,672 for the three-month period ended September 30, 2008. Project expense is a significant expense and it represents approximately 61% of the total operating expense for the three-month period ended September 30, 2009 and approximately 45% of the total operating expense for the three-month period ended September 30, 2008.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow and cash in hand for the three-month period:

	Sept. 30, 2009		Sept. 30, 2008

Cash and cash equivalent		$268,475	$3,893,544
Working capital		$2,520,052	$3,748,782
Cash used in operating activities		$(939,993)	$(1,031,453)
Cash provided (used) in investing activities		$788,202	$(1,858)
Cash provided by financing activities	$	nil	$3,373,000

As at September 30, 2009 the Company had working capital of $2,520,052 as compared to $3,748,782 as at September 30, 2008.

Off-Balance Sheet Arrangement

The Company had no off-balance sheet arrangement as of September 30, 2009 and September 30, 2008.

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

Effective as of September 1, 2007, the Company entered into an agreement with Brehnam Trading Corp. (“Brehnam”) for a term of 24 months to provide consulting services on financial matters, business growth and development, and general business matters.  The Company paid Brehnam 1,500,000 Shares earned in equal installments of 375,000 shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009.  Such 1,500,000 Shares were tendered in one certificate upon execution of the agreement and are deemed to be in Brenham’s possession and were issued as “restricted” and may not be re-sold unless an exemption from registration is available such as the exemption afforded by Rule 144 promulgated under the Securities Act.   On July 6, 2009, the consulting period was amended and extended to August 30, 2011 without further compensation.

Effective as of September 1, 2007, the Company entered into an agreement with Costa View Inc. (“Costa”) for a term of 24 months to provide consulting services on financial public relations, business promotion, business growth and development, including mergers and acquisitions, and general business matters.  The Company paid Costa 1,500,000 Shares earned in equal installments of 375,000 shares on December 1, 2007, June 1, 2008, December 1, 2008 and June 1, 2009. Such 1,500,000 Shares were tendered in one certificate upon execution of the agreement and are deemed to be in Costa’s possession and were issued as “restricted” and may not be re-sold unless an exemption from registration is available such as the exemption afforded by Rule 144 promulgated under the Securities Act.  On July 6, 2009, the consulting period was amended and extended to August 30, 2011 without further compensation.

On September 14, 2007 the Company accepted a proposal from Lumos & Associates to complete the regulatory permitting process for the Company’s Mill in Mina, Nevada.  The total consideration to be paid under the contract is approximately $350,000.  The permitting process is being carried out in twelve stages. The completion date has not been determined.  The Company is required to authorize in writing each stage of the work before the work proceeds.  As of September 30, 2009, the Company had authorized and paid Lumos and Associates $269,260 (June 30, 2009 - $134,181).

On April 4, 2008, the Company entered into a Consultant Agreement with Lumos and Associates, to facilitate the completion of exploration drilling “Notices of Intent” and Plans of Operation in compliance with the requirements of the United States Bureau of Land Management. The Company estimates the costs of each Notice of Intent plan to range from $3,000 to $4,000. Plans of Operation will be priced separately. At September 30, 2009, the Company had paid $37,710 relating to this contract.

On May 1, 2008, the Company entered into a Consulting Services Agreement with Lance Capital Ltd. (“Lance”), at $12,500 per month to provide personnel to carry out administration services for the Company. On November 1, 2008, the Consulting Services Agreement was amended to reduce the monthly fee to $10,000 for the months of December 2008 and January 2009 and thereafter to $7,500. On October 6, 2009 the Company informed Lance Capital Ltd., of its decision to terminate the agreement with two months notice. It is the Company’s intention to consolidate the administrative duties being provided by Lance into its Reno, Nevada office.  It is anticipated that the transition will be completed by mid-February 2010 and Lance has agreed to continue providing its services for the duration as required. For more information see the section entitled “Subsequent Events”, below.

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

Pursuant to the option agreement, the Medicine Claims are subject to a 3% net smelter return (“NSR”) royalty payable to the Optionees.  The payments made during the term of the option agreement are to be applied as advance NSR royalty payments. Beginning on the eleventh anniversary of the Date of Closing, the Company is required to make annual advance royalty payments of $80,000. At such time as the Medicine Claims are in production, if ever, the Company shall make annual royalty payments equal to the greatest of the actual 3% NSR or $80,000.  The Company may terminate the Option Agreement at any time before the option is fully exercised upon 60 days notice to the Optionees. The Company does not consider the Medicine Claims to be material assets at this time; however this assessment may change upon further exploration.

Effective as of June 23, 2008, the Company appointed Mason Douglas as the President of the Company. Mr. Douglas is also a director of the Company. In connection with the appointment, the Company entered into a consulting services agreement (the “Consulting Agreement”) with a corporation that is controlled by Mr. Douglas. The Consulting Agreement has a term of one year and is automatically renewable thereafter. Either party may terminate the Consulting Agreement upon 90 days notice. During the term of the Consulting Agreement the Company will pay the corporation a fee of $8,500 per month and reimburse related business expenses.  Mr. Douglas does not receive a salary from the Company.

On December 8, 2008, IMC US entered into a Mineral Lease Agreement (the “Lease Agreement”) with the Earl Edgar Mineral Trust (the “Lessor”) to lease certain mineral rights in Elko County, Nevada.  The term of the Lease Agreement is ten years and will automatically renew on the same terms and conditions for additional ten-year periods, provided the Company is conducting exploration, development or mining either on the surface or underground at  the property.  The rent is to be paid each year on January 1st.

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

On April 9, 2009 the Board of Directors approved an Amendment to the Mineral Lease Agreement (the “Amendment”), between IMC US and the Earl Edgar Mineral Trust, Warner Whipple, Trustee, such Amendment to be effective as of December 8, 2008.  The Amendment provides for Standard Steam LLC to carry out exploration for geothermal energy sources on the leased mineral rights property after obtaining the written consent of the Company.  The Amendment also provides for other cooperation with Standard Steam LLC regarding mineral rights on such properties. The Company holds a 50% interest in the mineral rights.

Effective as of January 1, 2009, the Company entered into a Consulting Agreement with Scott Koyich (the “Consultant”) for a period of six months which was extended on June 29, 2009 to December 31, 2009, to provide consulting services with respect to financial public relations, business promotion, business growth and development.  On September 14, 2009 this agreement was terminated, effective as of October 15, 2009. The Consultant was paid $5,000 per month for his services during the term of the Agreement and was granted options to acquire 300,000 common shares of the Company at $0.15 per share for a term of five years. These options vested at the rate of 50,000 options per month and all options had vested by the termination of the agreement. The expiry of the options was extended to October 15, 2010.

On February 23, 2009, the Board of Directors approved a drilling contract with Harris Exploration Drilling and Associates Inc. dated February 25, 2009 to carry out up to 30,000 feet of drilling programs in Nevada. The Company will pay $12.00 per foot for drilling plus various other costs related to mobilization and demobilization, travel, down time and moving time, plus other costs dependant on conditions and supplies. The Company paid a $25,000 refundable deposit upon execution of the contract to be applied to the final invoice. During the three month period ended September 30, 2009, the Company paid Harris Exploration Drilling $154,099 to complete 5,830 feet of drilling. During the year ended June 30, 2009 the Company paid Harris Exploration Drilling $223,265 to complete 10,495 feet of drilling.

On April 24, 2009, IMC US entered into a consulting agreement with PHW Consulting (“PHW”). Pursuant to the Agreement, PHW is to provide collection, analysis and interpretation of data pertaining to mineral claims in Clark and Lincoln Counties, Nevada owned by IMC US.  PHW is also required to write and submit a Canadian National Instrument 43-101 compliant Technical Report (a “43-101 Report”) on the Blue Nose Project in Lincoln County.  Under the agreement with PHW the Company is required to pay $15,000 for the 43-101 Report, $500.00 per day and reimburse PHW for out-of--pocket expenses. As of the date of this report the Company has paid PHW $12,943.

On May 25, 2009, IMC US hired Lumos & Associates to conduct base line studies for the Blue Nose Project located in Lincoln County, Nevada with the intention of determining if a suitable plan site can be located including analysis of rail and road access and environmental considerations that could impede development.  The total consideration to be paid under the contract is approximately $74,500. The Company has to authorize each phase of the work. The Company paid Lumos & Associates $13,288 during the three months ended September 30, 2009 and $9,952 during the year ended June 30, 2009.

On August 7, 2009, the Company’s Board of Directors resolved to conduct research and employ experts to provide an opinion on the merits of limestone properties in Manitoba, Canada, held by Infrastructure Materials Corp. Canada, a Canadian corporation that is controlled by Todd Montgomery, the Company’s CEO and a director. The Company also will commission a market study to determine the market for cement that could be serviced from a cement plant in the location of such properties and the anticipated demand for cement looking forward five to twenty years.  It is anticipated that the cost of this analysis will be approximately $50,000 to $75,000.

On August 7, 2009 the Company entered into an agreement with Watts, Griffis and McOuat, Consulting Geologists and Engineers to prepare a valuation report of certain cement grade limestone properties in Manitoba, Canada. The valuation date of the properties will be September 1, 2009. The Company paid a $10,000 CAD refundable deposit upon execution of the contract to be applied to the final invoice. The cost of this report is estimated to be between $15,000 and $25,000. The Company incurred costs of $1,647 CAD during the three months ended September 30, 2009.

On September 30, 2009, the Company entered into an agreement with Railroad Industries Incorporated to prepare a market analysis for Portland Cement, Cement Clinker and Limestone aggregate in Manitoba, Canada.  The cost for the study is estimated to be between $18,550 and $26,600, depending on the number of hours required.

Maintaining Claims in Good Standing

The Company is required to pay to the Department of Interior Bureau of Land Management (“BLM”) on or before August 31st of each year, a fee in the amount of $140.00 per mineral claim held by the Company.  The total amount paid to August 31, 2009 was $172,620 for 1233 claims held by the Company at that date.

The Company is also required to pay annual fees to counties in which the claims are held.  As of August 31, 2009, the Company paid $12,356 to nine Counties.

The Company also holds 9 patented claims and 2 leased patented claims.  A patented claim is considered fee simple title to the property.  Patented claims are subject to taxes assessed based on local annual assessment rates.

Cash Requirements

At September 30, 2009, the Company had cash and cash equivalents of $268,475, short-term investments of $2,323,170 and prepaid expenses of $215,362 for a total of $2,807,007.  The Company has projected budgeted expenditures for the balance of the fiscal period commencing October 1, 2009 as follows:

General and Administration expenses of $2,234,033 and projected Project expenses of $5,409,455 (subject to availability of funds) for a total of $7,643,485.  Our ability to incur the total Project expenses is subject to permitting programs with the BLM and results of the drilling as it progresses.  The Company has no firm commitment for additional financing and may not be able to incur the entire Project expense planned in the budget unless further capital is raised.

The Company hopes to be able to sell part or all of its precious and base metal projects and the Red Rock Mill or its wholly owned subsidiary, Silver Reserve Corp. that controls these assets and use the proceeds for exploration and drilling on the limestone projects.

Subsequent Events

The Company has reviewed subsequent events up to October 26, 2009.  Subsequent events are as follows.

On October 6, 2009, the Company informed Lance Capital Ltd. (“Lance”), of its intention to terminate its Consulting Services Agreement with Lance with two months notice, pending acceptance of the termination by Lance. It is the Company’s intention to consolidate the administrative duties being provided by Lance into its Reno, Nevada office.  It is anticipated that the transition will be completed by mid February, 2010 and Lance has agreed to continue providing its services for the duration as required.

On October 15, 2009 Roger Hall was appointed Vice President-Exploration of the Company’s wholly-owned subsidiary, IMC US. Mr. Hall is a member of the Company’s Board of Directors.

On October 22, 2009 Randal Ludwar resigned from his position as Chief Financial Officer of the Company. Mr. Ludwar will remain a member of the Company’s Board of Directors. There were no disagreements between Mr. Ludwar and the Company’s management as to operations, policies or financial reporting.

On October 22, 2009, Rakesh Malhotra was appointed Chief Financial Officer of the Company.

Subsequent to the three months ended September 30, 2009, an additional 371 mineral claims in Lincoln County and 79 mineral claims in Pershing County, Nevada were recorded.

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

Mineral property acquisition costs also will be capitalized in accordance with the FASB Emerging Issues Task Force ("EITF") Issue 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and that adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures.  Mineral property payments are expensed as incurred if the criteria for capitalization is not met.

To date, mineral property exploration costs have been expensed as incurred. As of the date of these financial statements in this document, the Company has incurred only property payments and exploration costs which have been expensed.  To date the Company has not established any proven or probable reserves on its mineral properties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.	Controls and Procedures

CONTROLS AND PROCEDURES

Based on an evaluation conducted by our Chief Executive Officer and Chief Financial Officer conducted, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) they concluded that our disclosure controls and procedures were effective as of September 30, 2009, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

During the quarter ended September 30, 2009, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS:

The Company is not a party to any pending legal proceeding or litigation and none of the Company’s property is the subject of a pending legal proceeding.

ITEM 1A:   RISK FACTORS:

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

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

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

The foregoing private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S promulgated thereunder.  Each of the foregoing investors is a non-“U.S. Person” as that term is defined in Rule 902 of Regulation S.  In addition, each of the foregoing investors gave the Company an undertaking in a subscription agreement to abide by the re-sale restrictions contained in Regulation S.

Conversion of Debentures
During the years ended June 30, 2006 and June 30, 2007, the Company issued convertible debentures for $1,020,862 and $2,480,205 respectively, for a total of $3,501,067.  During the quarter ended December 31, 2007, all holders of the Company’s convertible debentures exercised their conversion rights.  Under the terms of the convertible debentures, the holders converted the principal amount of their convertible debentures into “units” at $0.50 per unit, where each unit consisted of one Share and one Share purchase warrant  to purchase one Share at a price of $0.75.  An aggregate of 7,002,134 Shares and an aggregate of 7,002,134 Share purchase warrants were issued upon conversion of the principal amount.

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

As of December 31, 2007, all of the holders of the Company’s convertible debentures exercised their conversion rights.  Under the terms of the convertible debentures, the holders converted the principal amount of their convertible debentures into “units” where each unit consisted of one Share and a warrant to purchase a Share at a purchase price of $0.75 per Share.  An aggregate of 7,002,134 Shares and an aggregate of 7,002,134 Share purchase warrants were issued upon conversion of the principal amount.  The re-sale of said 14,004,268 Shares may be effected pursuant to a prospectus dated May 1, 2007. The convertible debentures had a maturity date of December 31, 2007 and an interest rate of 2% per annum.  Pursuant to the terms of the convertible debentures, the Company had the option of paying interest in Shares or in cash.  The Company elected to pay interest in Shares, which were restricted upon issuance.  An aggregate of 184,596 Shares were issued upon the conversion of the convertible debentures as payment of interest.

On August 22, 2008, the Company completed private placements of 7,040,000 “Units” at $0.50 per Unit from accredited investors, as that term is defined in Regulation D promulgated under the Securities Act.  Each one Unit consists of one Share and one half Share purchase warrant.  Each full warrant entitled the holder to purchase one Share at $0.75 on or before September 1, 2010.  The private placement was conducted entirely outside the United States pursuant to an exemption from registration under the Securities Act, provided by Regulation S.  All of the investors were non-U.S. Persons and executed subscription agreements containing the representations and covenants required for the exemption under Regulation S.  The Company paid a commission of $147,000 and issued 294,000 broker warrants to purchase Units at $0.50 per Unit in connection with the private placement.  These Units have the same terms as those sold to investors.

On November 7, 2008 the Company completed a Share Exchange Agreement with the Company’s CEO to acquire all of the outstanding shares of IMC US for $198,512 which was paid by the issuance of 397,024 common shares of the Company at $0.50 per share. The transaction is measured and accounted at the fair value, being the market value of the equity instruments delivered on the transaction date. The fair value of 397,024 shares issued was measured at $31,762.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES:

                  None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                  None.

ITEM 5:	OTHER INFORMATION:

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

(a)
	10.1	Consulting Agreement effective as of August 7, 2009 between the Company and Watts, Griffis and McOuat, Consulting Geologists and Engineers.

	10.2	Proposal Agreement effective as of September 30, 2009 between the Company and Railroad Industries Incorporated.

(b)	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

	32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Current Report on Form 8-K, “Item 5.02: Departure of Directors or Certain Officers; Appointment of Certain Officers,” dated October 22, 2009.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2009	by:	/s/ Joanne Hughes
Joanne Hughes, Secretary