Form 10-Q
period 2010-03-31
INFRASTRUCTURE MATERIALS CORP.
filed 2010-05-17
CIK 1383859

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52641

INFRASTRUCTURE MATERIALS CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0492752
(State of incorporation)	(I.R.S. Employer Identification No.)

1135 Terminal Way, Suite 207B
Reno, NV  89502  USA
(Address of Principal Executive Offices) (Zip Code)

775-322-4448
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

The number of shares of registrant’s common stock outstanding as of March 31, 2010 was 61,220,277.

INFRASTRUCTURE MATERIALS CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1            Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Amounts expressed in US Dollars)

(Unaudited-Prepared by Management)

CONTENTS

Interim Consolidated Balance Sheets as of March 31, 2010 (unaudited) and June 30, 2009 (audited)	4

Interim Consolidated Statements of Operations for the nine months and three months ended
March 31, 2010 and March 31, 2009, and for the period from inception to
March 31, 2010	5

Interim Consolidated Statements of Changes in Stockholders' Equity for the nine months ended
March 31, 2010 and for the period from inception to March 31, 2010	6

Interim Consolidated Statements of Cash Flows for the nine months ended March 31, 2010
and March 31, 2009, and for the period from inception to March 31, 2010	7

Condensed Notes to Interim Consolidated Financial Statements	8 - 26

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Balance Sheets as at
March 31, 2010 and June 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	March 31,	June 30,
	2010	2009
	$	$
	(unaudited)	(audited)
ASSETS
Current
Cash and cash equivalents	103,130	420,266
Short term investments	985,848	3,116,803
Prepaid expenses and other receivables	179,004	205,482

Total Current Assets	1,267,982	3,742,551
Plant and Equipment, net (Note 4)	1,015,883	1,141,920
Mineral Property Interests (Note 5)	514,525	-

Total Assets	2,798,390	4,884,471

LIABILITIES
Current
Accounts payable	164,480	187,000
Accrued liabilities	80,652	83,901

Total Current Liabilities	245,132	270,901

Total Liabilities	245,132	270,901

Commitments and Contingencies (Note 9)

Related Party Transactions (Note 10)

STOCKHOLDERS' EQUITY
Capital Stock (Note 6)
Common stock, $0.0001 par value, 100,000,000 shares authorized, 61,220,277 issued and outstanding (June 30, 2009 – 60,198,500)	6,122	6,020
Additional Paid‑in Capital	17,690,220	17,224,699
Deferred Stock Compensation (Note 8)	-	(187,500)
Deficit Accumulated During the Exploration Stage	(15,143,084)	(12,429,649)

Total Stockholders' Equity	2,553,258	4,613,570

Total Liabilities and Stockholders' Equity	2,798,390	4,884,471

See Condensed notes to the Interim Financial Statements

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Operations
For the nine months and three months ended March 31, 2010 and March 31, 2009 and the Period from Inception (June 3, 1999) to March 31, 2010
 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the	For the	For the
		nine months	nine months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	March 31,	March 31,	March 31,	March 31,
	inception	2010	2009	2010	2009
	$	$	$	$	$
Operating Expenses

General and administration	6,728,041	1,126,695	2,546,640	248,385	695,496
Project expenses	8,101,857	1,720,138	1,513,963	373,285	316,785
Amortization	844,243	132,850	160,109	42,482	53,776

Total Operating Expenses	15,674,141	2,979,683	4,220,712	664,152	1,066,057

Loss from Operations	(15,674,141)	(2,979,683)	(4,220,712)	(664,152)	(1,066,057)
Other income-interest	382,865	27,603	37,136	1,952	10,824
Other income-gain on bargain purchase (Note 5)	238,645	238,645	-	238,645	-

Interest Expense	(90,453)	-	-	-	-

Loss before Income Taxes	(15,143,084)	(2,713,435)	(4,183,576)	(423,555)	(1,055,233)

Provision for income taxes	-	-	-	-	-

Net Loss	(15,143,084)	(2,713,435)	(4,183,576)	(423,555)	(1,055,233)

Loss per Weighted Average Number
of Shares Outstanding
-Basic and Fully Diluted		(0.04)	(0.08)	(0.01)	(0.02)

Basic Weighted Average Number
of Shares Outstanding During the Periods
-Basic and Fully Diluted		60,388,685	51,626,455	60,777,507	55,510,585

See Condensed notes to the Interim Financial Statements

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Financial Statements of Changes in Stockholders’ Equity
From Inception (June 3, 1999) to March 31, 2010
(Amounts expressed in US Dollars)
 (Unaudited-Prepared by Management)

					Deficit
					Accumulated
	Common Stock		Additional	Deferred	during the	Total
	Number		Paid-in	Stock	Exploration	Stockholders'
	of Shares	Amount	Capital	Compensation	Stage	Equity
		$	$	$	$	$
For the period from inception (June 3, 1999)
through July 1, 2004	1	-	5,895		(5,895)	-
Net (loss)	-	-	910		(910)	-
Balance, June 30, 2005 (audited)	1	-	6,805	-	(6,805)	-
Contribution to additional paid‑in capital	-	-	3,024			3,024
Cancelled shares	(1)	-	(1)			(1)
Common shares issued for nil consideration	14,360,000	1,436	(1,436)		-	-
Common shares issued for cash	2,050,000	205	414,795		-	415,000
Subscription for stock			300,000		-	300,000
Stock issuance cost	-	-	(24,500)		-	(24,500)
Net loss	-	-	-		(87,574)	(87,574)

Balance, June 30, 2006 (audited)	16,410,000	1,641	698,687	-	(94,379)	605,949
Common shares issued for cash	3,395,739	340	548,595		-	548,935
Common shares issued to agents in lieu
of commission for placement of common
shares and convertible debentures	1,064,000	106	265,894		-	266,000
Common shares issued for acquisition
of interests in mineral claims	3,540,600	354	884,796		-	885,150
Common shares issued for acquisition
of interests in mineral claims	1,850,000	185	462,315		-	462,500
Common shares issued for acquisition
interests in a refinery	88,500	9	22,116		-	22,125
Common shares issued for purchase of
a mill with capital equipments	6,975,000	697	1,743,053		-	1,743,750
Stock issuance cost			(59,426)			(59,426)
Stock based compensation			30,026			30,026
Net loss for the year ended June 30, 2007		-	-	-	(2,845,424)	(2,845,424)

Balance, June 30, 2007 (audited)	33,323,839	3,332	4,596,056	-	(2,939,803)	1,659,585
Common stock issued to consultants	3,000,000	300	2,249,700	(1,875,000)	-	375,000
Stock based compensation		-	139,272		-	139,272
Conversion of convertible debentures with
accrued interest	7,186,730	719	3,590,801	-	-	3,591,520
Common shares issued for acquisition
of interests in mineral claims	175,000	18	104,982			105,000
Common stock issued to a consultant	100,000	10	57,990			58,000
Amortization of deferred stock
compensation				562,500		562,500
Net loss for the year					(3,791,042)	(3,791,042)
Balance June 30, 2008 (audited)	43,785,569	4,379	10,738,801	(1,312,500)	(6,730,845)	2,699,835

Common shares issued for cash (net)	7,040,000	704	3,372,296	-	-	3,373,000
Common stock issued to a consultant	75,000	7	43,493	-	-	43,500
Common stock issued on acquisition of a
subsidiary	397,024	40	31,722	-	-	31,762
Common shares issued on warrant
exercises	8,900,907	890	2,224,337	-	-	2,225,227
Stock based compensation			814,050			814,050
Amortization of deferred stock
compensation				1,125,000		1,125,000
Net loss for the year					(5,698,804)	(5,698,804)
Balance June 30, 2009 (audited)	60,198,500	6,020	17,224,699	(187,500)	(12,429,649)	4,613,570

Common stock issued on acquisition of a
subsidiary	1,021,777	102	275,778			275,880
Stock based compensation			189,743		-	189,743
Amortization of deferred stock
compensation				187,500		187,500
Net loss for the nine month period					(2,713,435)	(2,713,435)
Balance March 31, 2010 (unaudited)	61,220,277	6,122	17,690,220	-	(15,143,084)	2,553,258

See Condensed notes to the Interim Financial Statements

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Cash Flows
For the nine months ended March 31, 2010 and March 31, 2009
and for the period from Inception (June 3, 1999) to March 31, 2010.
 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the nine	For the nine
	Cumulative	months ended	months ended
	Since	Mar 31,	Mar 31,
	Inception	2010	2009
Cash Flows from Operating Activities
Net loss	(15,143,084)	(2,713,435)	(4,183,576)
Adjustment for:
Amortization	844,243	132,850	160,109
Amortization of debt issuance cost	247,490	-	-
Gain on Bargain Purchase (Note 5)	(238,645)	(238,645)	-
Stock based compensation	1,173,091	189,743	701,475
Shares issued for mineral claims, as part of project expenses	1,452,650	-	-
Shares issued for consultant services expensed	2,351,500	187,500	887,250
Shares issued on acquisition of subsidiary	31,762	-	31,762
Interest on convertible debentures	90,453	-	-
Changes in non‑cash working capital
Prepaid expenses	(179,004)	26,478	18,250
Accounts payable	164,480	(22,520)	(65,190)
Accrued liabilities	81,093	(3,249)	(108,798)

Net cash used in operating activities	(9,123,971)	(2,441,278)	(2,558,718)

Cash Flows from Investing Activities
Decrease (Increase) in Short‑term investments	(985,848)	2,130,955	(3,105,109)
Acquisition of plant and equipment for cash	(96,585)	(6,813)	(14,784)
Proceeds from sale of plant and equipment	2,500	-	-

Net cash provided (used) in investing activities	(1,079,933)	2,124,142	(3,119,893)

Cash Flows from Financing Activities
Issuance of common shares for cash	4,790,740	-	3,520,000
Issuance of common shares for warrant exercises	2,225,227	-	2,225,227
Issuance of convertible debentures subsequently converted to cash	3,501,067	-	-
Stock and debenture placement commissions paid in cash	(210,000)	-	(147,000)

Net cash provided by financing activities	10,307,034	-	5,598,227

Net Change in Cash	103,130	(317,136)	(80,384)

Cash‑ beginning of period	-	420,266	1,553,855

Cash ‑ end of period	103,130	103,130	1,473,471

Supplemental Cash Flow Information

Interest Paid	-	-	-

Income taxes paid	-	-	-

See Condensed notes to the Interim Financial Statements

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (GAAP); however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended June 30, 2009. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at March 31, 2010 and June 30, 2009, the results of its operations for the nine-month periods ended March 31, 2010 and March 31, 2009, and its cash flows for the nine-month periods ended March 31, 2010 and March 31, 2009. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the nine-month period ended March 31, 2010 are not necessarily indicative of results to be expected for the full year.

The consolidated financial statements include the accounts of the Company and its subsidiaries, Infrastructure Materials Corp US (“IMC US”), Silver Reserve Corp. (“SRC” or “Silver Reserve”) and Canadian Infrastructure Corp. (“CIC”).  All material inter-company accounts and transactions have been eliminated.

2.       Exploration Stage Activities

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is in the exploration stage and has not yet realized revenues from its planned operations.  The Company has incurred a cumulative loss of $15,143,084 from inception to March 31, 2010.  The Company has funded operations through the issuance of capital stock and convertible debentures.  In May and June of 2006, the Company closed a private placement of its common stock for gross proceeds of $415,000.  During the year ended June 30, 2007 the Company raised $848,935 (including $300,000 received in the prior year as stock subscriptions) through private placement of its common stock for cash.  The Company also issued Convertible Debentures in the amount of $1,020,862 during the year ended June 30, 2006 and issued Convertible Debentures in the amount of $2,480,205 during the year ended June 30, 2007.   During the three-month period ended September 30, 2008 the Company completed private placements of common stock for proceeds of $3,373,000 net of cash expenses. During the three-month period ended March 31, 2009 as a result of warrant exercises the Company issued common stock for proceeds of $2,225,227. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from production of minerals or metals on its properties, if feasible.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

3.       Nature of Operations

On December 1, 2008, the Company amended its Certificate of Incorporation to change its name from “Silver Reserve Corp.” to “Infrastructure Materials Corp.”

The Company’s focus is on the exploration and development, if feasible, of limestone, silver and other metals from its claims in the States of Nevada, Idaho and Arizona and the Canadian province of Manitoba.

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as the FASB Emerging Issues Task Force ("EITF") Issue 04-2.  The Company assesses the carrying costs for impairment under ASC 930 at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized.  The Company has determined that, except for the amount capitalized as Mineral Property Interests for $514,525 (See Note 5), all property payments are impaired and accordingly the Company has written off the acquisition costs to project expenses.  Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

3.       Nature of Operations – Cont’d

IMC US controls 12 limestone Projects in Nevada, made up of 1,327 mineral claims covering 27,416 acres. IMC US has acquired 100% of the Mineral Rights on an additional 1,120 acres, 50% of the Mineral Rights on 7,400 acres, and 25% of the Mineral Rights on 160 acres. In addition IMC US controls one limestone project in Idaho consisting of 63 mineral claims covering 1,302 acres.  The Company does not consider the claims or mineral rights to be material at this time and has expensed this cost to project expense.  The Company’s assessment of the claims and mineral rights may change after exploration of the claims.

On December 18, 2008, the Company incorporated a second wholly owned subsidiary in the State of Delaware under its former name, “Silver Reserve Corp.” The Company assigned all fourteen of its silver/base metal projects in Nevada to this subsidiary. The fourteen claim groups contain 556 claims covering 11,487 acres which include 9 patented claims and 2 leased patented claims.

SRC also has a milling facility located in Mina, Nevada on six mill site claims covering 30 acres.

In November 2009, the Company made a decision to expand its area of exploration to include cement grade limestone properties located in Manitoba, Canada.  The Company entered into an agreement to acquire, as a wholly-owned subsidiary, Canadian Infrastructure Corp. (“CIC”), a Canadian corporation, pursuant to a Share Exchange Agreement (the “CIC Agreement”) between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009. Mr. Montgomery was the sole shareholder of CIC in addition to serving as the Company’s Chief Executive Officer and as a member of its Board of Directors.  The CIC Agreement was approved by the disinterested members of the Company’s Board of Directors on November 27, 2009.  Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 Shares of the Company.  The CIC Agreement closed on February 9, 2010.  CIC controls 95 quarry leases issued by the Province of Manitoba, Canada, covering 6,090 hectares (15,049 acres).  The Company is accounting for the acquisition of CIC as a business combination that is accounted for under the acquisition method as discussed in FASB ASC Topic 805.

ASC 805 requires acquisition-date fair value measurement of identifiable assets, liabilities assumed and non-controlling interests in the acquiree.  The only assets acquired were CIC’S quarry leases having a fair value of $514,525 (CAD $550,000) that have been recorded as an asset, “Mineral Property Interests,” on the date of acquisition.  The stock of the Company traded at $0.27 per share on February 9, 2010, and the Company recorded a $275,880 increase in shareholders’ equity reflecting the issuance of 1,021,777 common shares of the Company in exchange for all issued and outstanding shares of CIC.  There were no liabilities assumed by the Company and no non-controlling interests in CIC, resulting in a bargain purchase price of $238,645 that has been recorded as Other Income in the Company’s Consolidated Statements of Operations.  Also see Note 5, Mineral Property Interests.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.       Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation.  Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Leasehold improvements	3 years	straight line method
Plant and Machinery	15%	declining balance method
Tools	25%	declining balance method
Vehicles	20%	declining balance method
Consumables	50%	declining balance method
Molds	30%	declining balance method
Mobile Equipment	20%	declining balance method
Factory Buildings	5%	declining balance method

	Mar 31, 2010	Accumulated	June 30, 2009	Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Office, furniture and fixtures	18,830	10,087	18,830	8,506
Computer equipment	12,863	5,140	6,571	3,405
Leasehold improvements	16,230	16,230	16,230	14,815
Plant and Machinery	1,514,677	664,754	1,514,677	557,350
Tools	6,725	3,943	6,725	3,281
Vehicles	76,928	32,363	76,407	24,276
Consumables	64,197	58,346	64,197	54,835
Molds	900	644	900	569
Mobile Equipment	73,927	40,196	73,927	34,244
Factory Buildings	74,849	12,540	74,849	10,112
	1,860,126	844,243	1,853,313	711,393

Net carrying amount		1,015,883		1,141,920
Amortization charges		132,850		214,204

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

5.       Mineral Property Interests

The Company entered into an agreement to acquire, as a wholly-owned subsidiary, Canadian Infrastructure Corp., a Canadian corporation, pursuant to a Share Exchange Agreement (the “CIC Agreement”) between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009.  Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 Shares of the Company.  The CIC Agreement closed on February 9, 2010.  The Company is accounting for the acquisition of CIC as a business combination that is accounted for under the acquisition method as discussed in FASB ASC Topic 805.

ASC 805 requires acquisition-date fair value measurement of identifiable assets, liabilities assumed and non-controlling interests in the acquiree.  There were no liabilities recorded in the financial records of CIC as of February 9, 2010, the date of acquisition.  Further, the Company acquired all the issued and outstanding shares of CIC, resulting in the absence of non-controlling interests in the acquiree.

Amounts recognized assets as of the acquisition date:

Mineral Property Interests, being quarry leases in the province of Manitoba, Canada
at fair value (CAD $ 550,000)	$514,525

Total consideration transferred included the following:

Fair value as of the acquisition date of 1,021,777 common shares of the Company
issued in exchange for all issued and outstanding shares of CIC	$275,880

Gain on bargain purchase, being the excess of the fair value of net assets acquired
over the purchase price, and recognized in the statement of operations	$238,645

 6.       Issuance of common shares and warrants

Nine month period ended March 31, 2010

The Company entered into an agreement to acquire, as a wholly-owned subsidiary, Canadian Infrastructure Corp., a Canadian corporation, pursuant to a Share Exchange Agreement (the “CIC Agreement”) between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009. Also see Note 5, Mineral Property Interests.  Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 shares of the Company.  The Company is accounting for the acquisition CIC as a business combination that is accounted for under the acquisition method as discussed in FASB ASC Topic 805. The Agreement closed on February 9, 2010.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.       Issuance of common shares and warrants – Cont’d

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

Under the terms of the Share Exchange Agreement, Mr. Montgomery received 397,024 Shares at an agreed value of $0.50 per Share in exchange for all of the outstanding shares of IMC US.  The transaction was measured at the fair value, being the market value of the Shares delivered on the transaction date.  The fair value of the Company’s 397,024 Shares was measured at $31,762.  IMC US owns certain limestone mineral claims in the States of Nevada and Idaho which the Company does not consider material at this time and expensed this cost to project expense.  The Company’s assessment of the claims may change after exploration of the claims.

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

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.       Issuance of common shares and warrants – Cont’d

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

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.       Issuance of common shares and warrants – Cont’d

	Number of
	Warrants	Exercise
	Granted	Prices	Expiry Date
		$

Outstanding at June 30, 2007 and average exercise price	700,214	0.50	Dec. 31, 2009
Granted in year 2007-2008	7,002,134	0.75	Dec. 31, 2009
Exercised in year 2007-2008	-	-
Expired in year 2007-2008	-	-
Cancelled	-	-
Outstanding at June 30, 2008 and average exercise price	7,702,348	0.73

Granted in year 2008-2009	3,520,000	0.75	Sept. 1, 2010
Granted in year 2008-2009	294,000	0.50	Sept. 1, 2010
Exercised in year 2008-2009	(8,900,907)	0.75
Expired in year 2008-2009	-	-
Cancelled	-	-
Outstanding at June 30, 2009 and average exercise price	2,615,441	0.66

Granted during the nine month	-	-
period ended March 31, 2010	-	-
Exercised during the nine month period	-	-
ended March 31, 2010	-	-
Expired during the nine month period
ended March 31, 2010 (granted in 2007)	(700,214)	(0.50)
Expired during the nine month period
ended March 31, 2010 (granted in 2008)	(921,227)	(0.75)
Cancelled during nine months ended March 31, 2010	-	-
Outstanding at March 31, 2010 and average exercise price	994,000	0.66

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

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.       Stock Based Compensation – Cont’d

Nine month period ended March 31, 2010

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

Effective January 15, 2010, the Company granted options to a consultant to purchase up to 250,000 common shares at an exercise price of $0.25 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested. The options granted have a term of 5 years.

On February 17, 2010, the Company granted options to a consultant to purchase up to 100,000 common shares at an exercise price of $0.28 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested. The options granted have a term of 5 years.

For the nine month period ended March 31, 2010, the Company recognized in the financial statements, stock-based compensation costs as reflected in the following table.  The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions.

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

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.       Stock Based Compensation – Cont’d

Date of grant	Risk free rate	Volatility factor	Expected Dividends	Forfeiture rate	Expected life	Exercise price	Total number of options granted	Grant date fair value	Stock-based compensation cost expensed during the nine month period ended Mar. 31, 2010	Unexpected Stock-based compensation cost deferred over the vesting period

11-Dec-2008	2.95%	149.96%	0%	0%	5 years	$0.15	1,950,000	$0.14	$125,167
11-Dec-2008	2.95%	149.96%	0%	0%	5 years	$0.25	50,000	$0.45	$2,788
3-Feb-2009	2.95%	170.57%	0%	0%	5 years	$0.31	150,000	$0.29	$25,696
5-Jun-2009	2.95%	155.95%	0%	0%	5 years	$0.47	50,000	$0.43	$16,471	$3,680
23-Oct-2009	2.61%	156.49%	0%	0%	5 years	$0.33	25,000	$0.33	$7,629
15-Jan-2010	2.61%	137.23%	0%	0%	5 years	$0.25	250,000	$0.22	$9,068	$46,094
17-Feb-2010	2.61%	138.74%	0%	0%	5 years	$0.28	100,000	$0.25	$2,924	$21,897

Total			-	-	-	-	2,575,000	-	$189,743	$71,671

The following table summarizes the options outstanding at March 31, 2010:

Outstanding, beginning of year	4,639,583
Granted/re-issued	375,000
Forfeited/Cancelled	(264,583)
Outstanding at March 31, 2010	4,750,000

As of March 31, 2010, there was $71,671 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the nine-month period ended March 31, 2010 was $189,743.

8.       Deferred Stock Compensation

In fiscal 2008, the Company issued 1,500,000 Shares each to two consultants, for a total of 3,000,000 Shares valued at $2,250,000.  The Company expensed proportionate consulting expenses of $187,500 during the nine months ended March 31, 2010 and $1,125,000 during the year ended June 30, 2009.  Consulting expenses were fully expensed by December 31, 2009 and are no longer reflected as a deferred stock compensation expense under Stockholders’ Equity in the Consolidated Balance Sheet as of March 31, 2010.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.       Commitments and Contingencies

On August 1, 2006, the Company acquired the Pansy Lee Claims from Anglo Gold Mining Inc. in exchange for 1,850,000 shares of the Company’s common stock pursuant to an Asset Purchase Agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”).  Pursuant to the Pansy Lee Purchase Agreement, in the event that any one or more claims becomes a producing claim, our revenue is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue.  Gross revenue would be calculated after commercial production commences and includes the aggregate of the following amounts: revenue received by the Company from arm’s length purchasers of all mineral products produced from the property, the fair market value of all products sold by the Company to persons not dealing with the Company at arms length and the Company’s share of the proceeds of insurance on products.  From such revenue, the Company would be permitted to deduct:  sales charges levied by any sales agent on the sale of products; transportation costs for products; all costs, expenses and charges of any nature whatsoever which are either paid or incurred by the Company in connection with the refinement and beneficiation of products after leaving the property and all insurance costs and taxes.  The 2% net smelter royalty pertains to 8 of the 30 claims in this group.

On September 14, 2007, the Company engaged Lumos & Associates, Inc. (“Lumos”) to complete the regulatory permitting process for the Company’s Mill in Mina, Nevada.  The total consideration to be paid under the contract is approximately $350,000.  The permitting process is being carried out in twelve stages. The completion date has not been determined. The Company is required to authorize in writing each stage of the work before the work proceeds. As at March 31, 2010, the Company had recorded $317,607 for this contract (June 30, 2009 - $134,181).

On April 4, 2008, the Company entered into a Consultant Agreement with Lumos to facilitate the completion of exploration drilling “Notices of Intent” and Plans of Operation in compliance with the requirements of the United States Bureau of Land Management. The Company estimates the costs of each Notice of Intent plan to range from $3,000 to $4,000. Plans of Operation will be priced separately. During the nine months ended March 31, 2010, the Company did not incur any costs for Notices of Intent. A Plan of Operation for the Blue Nose Project is projected to cost $10,000.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.       Commitments and Contingencies – Cont’d

On May 1, 2008, the Company entered into a Consulting Services Agreement with Lance Capital Ltd. (“Lance”), at $12,500 per month to provide personnel and administrative services to carry out the administration of the Company. On November 1, 2008, the Consulting Services Agreement was amended to reduce the monthly fee to $10,000 for the months of December 2008 and January 2009 and thereafter to $7,500. On October 6, 2009 the Company informed Lance of its decision to terminate the agreement with two months notice. The Company is in the process of consolidating into its Reno, Nevada office the administrative duties formerly provided by Lance.  Subsequent to the period covered by this report, the transition was substantially completed. Lance has agreed to continue providing services as requested by the Company.

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada and part of the Company’s Medicine Claim Group, pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”).   During the term of the Option Agreement, the Company has the exclusive right to explore and develop, if warranted, the Option Claims.  The Company paid $10,000 to the Optionees upon execution of the Option Agreement.  The Option Agreement requires the Company to make additional payments as follows: $15,000 on the first anniversary of the Date of Closing, $30,000 on the second anniversary of the Date of Closing, $60,000 on the third anniversary of the Date of Closing and $80,000 on each anniversary of the Date of Closing thereafter until the tenth anniversary of the Date of Closing.  On April 7, 2009, the Company amended the Option Agreement.  This amendment reduced the option payment due on May 1, 2009 from $15,000 to $10,000 and increased the payment due May 1, 2010 from $30,000 to $35,000.  The Optionees may elect to receive payment in cash or in shares of the Company’s common stock.  Upon making the final payment on the tenth anniversary of the Date of Closing, the Company will have earned a 100% undivided interest in the Option Claims.  Pursuant to the Option Agreement, the Option Claims are subject to a 3% net smelter return (“NSR”) royalty payable to the Optionees.  The payments made during the term of the Option Agreement are to be applied as advance NSR royalty payments.  Beginning on the eleventh anniversary of the Date of Closing, the Company is required to make annual advance royalty payments of $80,000.  At such time as the Option Claims are in production, if ever, the Company shall make annual royalty payments equal to the greater of the actual 3% NSR or $80,000.  The Company may terminate the Option Agreement at any time before the option is fully exercised upon 60 days notice to the Optionees.  The Company does not consider the Option Claims to be material assets at this time; however this assessment may change upon further exploration.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2010
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

On December 8, 2008 IMC US entered into a Mineral Rights Lease Agreement (the “Edgar Lease Agreement”) with the Earl Edgar Mineral Trust (the “Edgar”) to lease certain mineral rights in Elko County, Nevada described below (the “Edgar Property”).  The term of the Edgar Lease Agreement is ten years and will automatically renew on the same terms and conditions for additional ten-year periods, provided IMC US is conducting exploration, development or mining either on the surface or underground at the property.  The rent is to be paid each year on January 1st.  $1.00 per net acre was paid upon execution of the Edgar Lease Agreement.  On January 1 of each year commencing in 2010 and extending for so long as the Edgar Lease Agreement is in effect, IMC US is obligated to make the following payments:

2010	$1.00 per net acre
2011	$2.00 per net acre
2012	$2.00 per net acre
2013	$3.00 per net acre
2014	$3.00 per net acre
2015	$4.00 per net acre
2016	$4.00 per net acre
2017	$5.00 per net acre in each year for the duration of the Edgar Lease Agreement.

The Edgar Lease Agreement covers 100% of the mineral rights on 1,120 acres of the Edgar Property (“Property A”) and 50% of the mineral rights on 6,740 acres of the Edgar Property (“Property B”).  Edgar is entitled to receive a royalty of $0.50 per ton for material mined and removed from Property A and $0.25 per ton for material mined and removed from Property B during the term of the Edgar Lease Agreement and any renewal thereof.

On April 9, 2009 the Company and Edgar entered into an Amendment to the Edgar Lease Agreement (the “Amendment”), effective as of December 8, 2008.  The Amendment provides for Standard Steam LLC to carry out exploration for geothermal energy sources on the Edgar Property after obtaining the written consent of the Company.  The Amendment also provides for other cooperation with Standard Steam LLC regarding mineral rights on the Edgar Property.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.       Commitments and Contingencies – Cont’d

On May 20, 2009, IMC US hired Lumos to conduct base line studies for the Blue Nose Project located in Lincoln County, Nevada with the intention of determining if a suitable plant site can be located.  The study includes analysis of rail and road access and environmental considerations that could impede development.  The total consideration to be paid under the contract is approximately $74,500.  On September 28, 2009, the contract was amended to add an environmental assessment and plan of operations for an additional amount of approximately $62,000.  The Company has to authorize each phase of the work.  As of March 31, 2010 the Company had recorded total expenses of $70,383 pertaining to this contract with Lumos.

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

On November 30, 2009, the Company entered into a consulting services agreement with CLL Consulting, LLC (“CLL”) to provide for business and administrative services. The Consulting Agreement has a term of one year and is automatically renewable thereafter. Either party may terminate the Consulting Agreement upon 60 days notice. During the term of the Consulting Agreement the Company will pay CLL a fee of $6,083 per month and reimburse related business expenses

On November 30, 2009 IMC US entered into a Mineral Rights  Agreement with Perdriau Investment Corp. (“Perdriau”) to purchase 50% of the mineral rights, including all easements, rights of way and appurtenant rights of any type that run with the mineral rights in certain sections of Elko County, Nevada (the “Perdriau Property”).  The purchase price was $10 per net acre.  IMC US purchased 340 net acres for a total purchase price of $3,400. Perdriau will be entitled to receive a royalty of $0.25 per ton for material mined and removed from the Perdriau Property. Material mined and stored on the Perdriau Property or adjacent property for reclamation purposes will not be subject to any royalty. Material removed from the Perdriau Property for the purposes of testing or bulk sampling, provided it does not exceed 50,000 tons, will also not be subject to any royalty.  The royalty will be calculated and paid within 45 days after the end of each calendar quarter.

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
March 31, 2010
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

As of January 15, 2010, the Company entered into a Property Lease Agreement with Eugene M. Hammond (the “Hammond Lease”) for surface rights on 80 acres in Elko County, Nevada (the “Hammond Surface Rights”).  The term of the Hammond Lease is five years and the annual rent is $500.  The Company is responsible for the payment of all real estate taxes on the Hammond Surface Rights.  During the term of the Hammond Lease, the Company has the exclusive right to conduct exploration and development work on the Hammond Surface Rights.  The results of all drilling and exploration are the property of the Company.  The Company is responsible for any environmental damage caused by the Company and any reclamation costs required as a result of drilling and testing.  The Company has an option to purchase the property covered by the Hammond Lease for $15,000, less the amount paid in rent during the term of the Hammond Lease.

Also as of January 15, 2010, IMCUS entered into a Mineral Rights Agreement with Eugene M. Hammond (the “Hammond Mineral Rights Agreement”) pursuant to which the Company purchased a 25% interest in any and all minerals extracted from 160 acres (the “Hammond Mineral Rights Property”) covered by the Hammond Mineral Rights Agreement.  The purchase price was $400.  In addition, the seller is entitled to receive a royalty of $0.125 per ton on material mined and removed from the Hammond Mineral Rights Property.  The Hammond Mineral Rights Agreement does not cover petroleum.

As of February 1, 2010, the Company entered into a Consulting Services Agreement to provide for receptionist and administrative services at its Reno, Nevada corporate headquarters.  Pursuant to this Agreement, the Company will pay $51,000 per year for such services.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.       Commitments and Contingencies – Cont’d

On March 25, 2010, IMC US hired Lumos to conduct the second phase of base line studies for the Blue Nose Project located in Lincoln County, Nevada with the intention of determining if a suitable plant site can be located with emphasis on transportation access and environmental considerations that could impede development.  The total consideration to be paid under the contract is approximately $55,300. The Company is to authorize each phase of work before the work proceeds. The Company did not incur any expenses for this study during the nine-months ended March 31, 2010.

The Company is required to pay to the Department of Interior Bureau of Land Management (“BLM”) on or before September 1st of each year, a fee in the amount of $140 per mineral claim held by the Company.  The total amount paid on August 31, 2009 was $172,620 for 1,233 claims held by the Company at that date.  During the nine-month period ended March 31, 2010, the Company acquired 436 mineral claims in Lincoln County, Nevada, 44 mineral claims in Pershing County, Nevada, and 35 mineral claims in Churchill County, Nevada. Two additional projects with 200 mineral claims in Elko County, Nevada were recorded.  Four mineral claims in Elko County, Nevada, and three mineral claims in Pershing County, Nevada were abandoned. In addition 75 mineral claims in Caribou County, Idaho, of which nine claims were also partly in Bear Lake County, were abandoned.

Under legislation enacted in Nevada in March of 2010, claims owners are required to pay the State of Nevada an annual fee based upon a tiered system that requires fees ranging from $70 to $189 per claim, depending upon the total number of claims in Nevada that an owner holds.  The Company estimates, based upon its anticipated total number of claims to be held in Nevada as of the next calculation date, that its annual fee will be $85 per claim with the first such annual fee payable no later than June 1, 2011.

The Company obtained 18 mineral exploration permits covering 18 sections or portions of sections in the State of Arizona.

The Company is also required to pay annual fees to counties in which the claims are held.  At August 31, 2009, the Company paid $12,356 to nine counties in Nevada and Idaho.

The Company also holds 9 patented claims and 2 leased patented claims in Nevada.  A patented claim is fee simple title to the property.  Patented claims are subject to taxes assessed by the local community based on assessment rates set annually.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.    Related Party Transactions

Nine months ended March 31, 2010

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

Mr. Hall also received $94,081 in connection with services he performed for the Company as a senior geologist from the beginning of the fiscal year until his resignation on January 15, 2010.

The Company entered into an agreement to acquire, as a wholly-owned subsidiary, Canadian Infrastructure Corp., a Canadian corporation, pursuant to a Share Exchange Agreement (the “CIC Agreement”) between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009. Mr. Montgomery was the sole shareholder of CIC in addition to serving as the Company’s Chief Executive Officer and as a member of its Board of Directors.  The CIC Agreement was approved by the disinterested members of the Company’s Board of Directors on November 27, 2009.  Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 Shares of the Company.  The CIC Agreement closed on February 9, 2010.  Also see Note 5, Mineral Property Interests.

The Company’s Corporate Secretary received $30,989 during the nine-month period ended March 31, 2010

A corporation owned and operated by the Company’s President who is also a member of the Company’s Board of Directors, received $76,500 during the nine-month period ended March 31, 2010.

The Chief Financial Officer of the Company, received $9,625 during the nine-month period ended March 31, 2010.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.    Related Party Transactions – Cont’d

Nine months ended March 31, 2009

Roger Hall, formerly a Director of the Company, received $130,283 in connection with services he performed for the Company as a senior geologist.

Janet Shuttleworth, Treasurer and Corporate Secretary, was paid $27,476. Ms. Shuttleworth resigned on December 31, 2008.

Joanne Hughes served as Corporate Secretary and received $4,110 from July 1, 2008 to July 30, 2008, and from January 1, 2009 to March 31, 2009 she received $12,456.

A corporation owned and operated by the Company’s President who is also a member of the Company’s Board of Directors, received $76,500.

On June 23, 2008 the Board granted options to the newly appointed President to purchase 250,000 common shares at an exercise price of $0.52 per share. These options were cancelled on December 11. 2008.   The Company expensed stock based compensation cost for $46,088 during the nine month period ended March 31, 2009.

On August 12, 2008, the Company announced that it had entered into a non-binding letter of intent dated as of August 12, 2008 to acquire as a wholly-owned subsidiary Infrastructure Materials Corp US (“IMC US”), a Nevada corporation from Todd Montgomery, a director and CEO of the Company, and the sole shareholder of IMC US.  Under the terms of the resulting Share Exchange Agreement that was approved by disinterested members of the Company’s Board of Directors and dated November 7, 2008, Mr. Montgomery received 397,024 common shares of the Company at an agreed value of $0.50 per share in exchange for all of the outstanding shares of IMC US.  The transaction was measured at fair value, being the market value of the equity instruments delivered on the transaction date. The fair value of the 397,024 shares issued was measured at $31,762.

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

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.    Related Party Transactions – Cont’d

On December 19, 2008, the Company approved the reduction of the exercise price of 1,500,000 outstanding options issued on April 10, 2007 to six directors from $0.50 to the new option price of $0.30 per share, with all other terms of the original grant remaining the same. The Company expensed stock based compensation cost for $394,348 during the nine month period ended March 31, 2009.

11.    Subsequent Events

The following events occurred subsequent to March 31, 2010:

On April 27, 2010 the Company accepted the resignation of Joanne Hughes as Corporate Secretary. There were no disagreements between the Company and Ms. Hughes with respect to the management, policies, operations or financial reporting of the Company.

On April 27, 2010 the Company appointed Anne Macko to the position of Corporate Secretary

On April 27, 2010, the Company granted options to a consultant to purchase up to 50,000 common shares at an exercise price of $0.23 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested. The options granted have a term of 5 years.

IMC US submitted an application to the State of Arizona for mineral exploration permits for two additional sections covering 1,280 acres.  One mineral claim in Lincoln County, Nevada was abandoned.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

Our name is Infrastructure Materials Corp. and we sometimes refer to ourselves in this report as “Infrastructure Materials” or “Infrastructure”, or “the Company” or as “we,” “our,” or “us.”

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

FOR THE NINE MONTH AND THREE MONTH PERIODS ENDED MARCH 31, 2010

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

Discussion of Operations and Financial Condition

Nine Month and Three Month Periods ended March 31, 2010

The Company has no source of revenue and we continue to operate at a loss.  We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter.  As at March 31, 2010, we had accumulated losses since the Company’s inception of $15,143,084.  Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional capital.  We are continuing our efforts to raise capital and are moving forward with development of our projects.

In November of 2008, the Company substantially changed its business focus to the exploration and development of cement grade limestone properties and acquired Infrastructure Materials Corp. US (“IMC US”) with limestone properties located in the states of Nevada and Idaho.  In December of 2008, the Company changed its name to Infrastructure Materials Corp.  IMC US controls 1,327 claims on Department of Interior Bureau of Land Management (“BLM”) land covering twelve projects in Nevada and 63 claims covering one project in Idaho.  We have 18 mineral exploration permits in effect with the State of Arizona covering two additional projects.  On private land we have acquired 100% of the Mineral Rights on 1,120 acres, 50% of the Mineral Rights on 7,400 acres, and 25% of the Mineral Rights on 160 acres, all of which have potential for cement grade limestone.  The Company’s major endeavor during the nine months ended March 31, 2010 has been its effort to pursue exploration activities on its limestone claims.  Exploration on these limestone properties indicates that the Morgan Hill Project and the Blue Nose Project have potential for development of substantial cement grade limestone resources.  Our efforts going forward through our current fiscal year ending June 30, 2010, will be concentrated on development of the Blue Nose Project and the search for other limestone deposits in strategic locations that can service areas with a shortage of cement production.

In November 2009, the Company made a decision to expand its area of exploration to include cement grade limestone properties located in Manitoba, Canada.  The Company entered into an agreement to acquire, as a wholly-owned subsidiary, Canadian Infrastructure Corp. (“CIC”), a Canadian corporation, pursuant to a Share Exchange Agreement (the “CIC Agreement”) between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009. Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 Shares of the Company.  The CIC Agreement was initially expected to close on January 1, 2010, but was extended by an addendum dated January 14, 2010 and closed on February 9, 2010.  CIC controls 95 quarry leases issued by the Province of Manitoba, Canada, covering 6,090 hectares (15,049 acres).  Also see “Other Income” under “Net Loss” below.

The Company has also completed the evaluation of its our silver/base metal projects and determined that the Pansy Lee, Medicine, Silver Queen and Nivloc Projects provide the best opportunity for development of resources that could go to production. Permitting of the Red Rock mill site at Mina, Nevada is close to completion.  The Company incorporated a wholly owned subsidiary, Silver Reserve Corp. (“Silver Reserve” or “SRC”) in December of 2008 and transferred all of the silver/base metal projects and the mill to this subsidiary. We are attempting to secure a sale of the silver properties and milling facility held by Silver Reserve.

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

Effective January 15, 2010, the Company granted options to a consultant to purchase up to 250,000 common shares at an exercise price of $0.25 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested. The options granted have a term of 5 years.

On February 17, 2010, the Company granted options to a consultant to purchase up to 100,000 common shares at an exercise price of $0.28 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested. The options granted have a term of 5 years.

SELECTED FINANCIAL INFORMATION

	Three months ended	Three months ended
	Mar. 31, 2010	Mar. 31, 2009

Revenues	$ Nil	$ Nil
Net Loss	$423,555	$1,055,233
Loss per share-basic and diluted	$0.01	$0.02

	Nine months ended	Nine months ended
	Mar. 31, 2010	Mar. 31, 2009

Revenues	$ Nil	$ Nil
Net Loss	$2,713,435	$4,183,576
Loss per share-basic and diluted	$0.04	$0.08

	As of	As of
	Mar. 31, 2010	June 30, 2009

Total Assets	$2,798,390	$4,884,471
Total Liabilities	$245,132	$270,901
Cash dividends declared per share	$ Nil	$ Nil

Total assets as of March 31, 2010 include cash and cash equivalents of $103,130, short term investments of $985,848, prepaid expenses and other receivables of $179,004, capital assets of $1,015,883 net of depreciation, and mineral property interests of $514,525.  As of June 30, 2009 total assets includes cash and cash equivalents of $420,266, short-term investments of $3,116,803, prepaid expenses of $205,482 and capital assets of $1,141,920, net of depreciation.

Revenues

No revenue was generated by the Company’s operations during the three-month and nine-month periods ended March 31, 2010 and March 31, 2009.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the three-month period ended March 31, 2010 is general and administrative expense of $248,385 as compared with $695,496 for the three-month period ended March 31, 2009. During the nine-month period ended March 31, 2010 the general and administrative expense was $1,126,695 as compared to $2,546,640 for the nine month period ended March 31, 2009. General and administrative expense represents approximately 38% of the total operating expense for the nine-month period ended March 31, 2010 and approximately 60% of the total operating expense for the nine-month period ended March 31, 2009. General and administrative expense represents professional, consulting, office and general and other miscellaneous costs incurred during the nine-month and three month periods ended March 31, 2010 and March 31, 2009. General and administrative expense decreased by $1,419,945 in the current nine month period, as compared to the similar nine month period for the prior year. The decrease in this expense is mainly due to a decrease in consulting fees of approximately $779,000, and a decrease in stock based compensation costs of approximately $512,000.

(b) Project Expense

Included in operating expenses for the three-month period ended March 31, 2010 is project expense of $373,285 as compared with $316,785 for the three-month period ended March 31, 2009. During the nine month period ended March 31, 2010, the project expense was $1,720,138 as compared to $1,513,963 during the nine month period ended March 31, 2009. Project expense is a significant expense and it represents approximately 58% of the total operating expense for the nine-month period ended March 31, 2010 and approximately 36% of the total operating expense for the nine-month period ended March 31, 2009.

(c) Other Income

As discussed above, on February 9, 2010, the Company completed its acquisition, as a wholly-owned subsidiary, of Canadian Infrastructure Corp., a Canadian corporation, pursuant to a Share Exchange Agreement (the “CIC Agreement”) between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009. Mr. Montgomery was the sole shareholder of CIC, in addition to serving as the Company’s Chief Executive Officer and as a member of its Board of Directors.  The CIC Agreement was approved by the disinterested members of the Company’s Board of Directors on November 27, 2009.  Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 Shares of the Company.  The Company is accounting for the acquisition of CIC as a business combination that is accounted for under the acquisition method as discussed in FASB ASC Topic 805.

ASC 805 requires acquisition-date fair value measurement of identifiable assets, liabilities assumed and non-controlling interests in the acquiree.  The only assets acquired were the quarry leases in the province of Manitoba, Canada, having a fair value of $514,525 (CAD $550,000) that have been recorded as an asset, “Mineral Property Interests,” on the date of acquisition.  The stock of the Company traded at $0.27 per share on February 9, 2010, and the Company recorded a $275,880 increase in shareholders’ equity reflecting the issuance of 1,021,777 common shares of the Company in exchange for all issued and outstanding shares of CIC.  There were no liabilities assumed by the Company and no non-controlling interests in CIC, resulting in a bargain purchase price of $238,645 that has been recorded as Other Income in the Company’s Consolidated Statements of Operations.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow and cash in hand for the nine month periods:

	Mar. 31, 2010		Mar. 31, 2009

Cash and cash equivalents		$103,130	$1,473,471
Working capital		$1,022,850	$4,539,462
Cash used in operating activities		$2,441,278	$2,558,718
Cash provided (used) in investing activities		$2,124,142	$(3,119,893)
Cash provided by financing activities	$	nil	$5,598,227

As at March 31, 2010 the Company had working capital of $1,022,850 as compared to $4,539,462 as at March 31, 2009.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2010 and March 31, 2009.

Contractual Obligations and Commercial Commitments

On August 1, 2006, the Company acquired the Pansy Lee Claims from Anglo Gold Mining Inc. in exchange for 1,850,000 shares of the Company’s common stock pursuant to an Asset Purchase Agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”).  Pursuant to the Pansy Lee Purchase Agreement, in the event that any one or more claims becomes a producing claim, our revenue is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue.  Gross revenue would be calculated after commercial production commences and includes the aggregate of the following amounts: revenue received by the Company from arm’s length purchasers of all mineral products produced from the property, the fair market value of all products sold by the Company to persons not dealing with the Company at arms length and the Company’s share of the proceeds of insurance on products.  From such revenue, the Company would be permitted to deduct:  sales charges levied by any sales agent on the sale of products; transportation costs for products; all costs, expenses and charges of any nature whatsoever which are either paid or incurred by the Company in connection with the refinement and beneficiation of products after leaving the property and all insurance costs and taxes.  The 2% net smelter royalty pertains to 8 of the 30 claims in this group.

On September 14, 2007, the Company engaged Lumos & Associates, Inc. (“Lumos”) to complete the regulatory permitting process for the Company’s Mill in Mina, Nevada.  The total consideration to be paid under the contract is approximately $350,000.  The permitting process is being carried out in twelve stages. The completion date has not been determined. The Company is required to authorize in writing each stage of the work before the work proceeds. As at March 31, 2010, the Company had recorded $317,607 for this contract (June 30, 2009 - $134,181).

On April 4, 2008, the Company entered into a Consultant Agreement with Lumos to facilitate the completion of exploration drilling “Notices of Intent” and Plans of Operation in compliance with the requirements of the United States Bureau of Land Management. The Company estimates the costs of each Notice of Intent plan to range from $3,000 to $4,000. Plans of Operation will be priced separately. During the nine months ended March 31, 2010, the Company did not incur any costs for Notices of Intent. A Plan of Operation for the Blue Nose Project is projected to cost $10,000.

On May 1, 2008, the Company entered into a Consulting Services Agreement with Lance Capital Ltd. (“Lance”), at $12,500 per month to provide personnel and administrative services to carry out the administration of the Company. On November 1, 2008, the Consulting Services Agreement was amended to reduce the monthly fee to $10,000 for the months of December 2008 and January 2009 and thereafter to $7,500. On October 6, 2009 the Company informed Lance Capital Ltd. of its decision to terminate the agreement with two months notice. The Company is in the process of consolidating into its Reno, Nevada office the administrative duties formerly provided by Lance.  Subsequent to the period covered by this report, the transition was substantially completed. Lance has agreed to continue providing services as requested by the Company.

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada and part of the Company’s Medicine Claim Group, pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”).   During the term of the Option Agreement, the Company has the exclusive right to explore and develop, if warranted, the Option Claims.  The Company paid $10,000 to the Optionees upon execution of the Option Agreement.  The Option Agreement requires the Company to make additional payments as follows: $15,000 on the first anniversary of the Date of Closing, $30,000 on the second anniversary of the Date of Closing, $60,000 on the third anniversary of the Date of Closing and $80,000 on each anniversary of the Date of Closing thereafter until the tenth anniversary of the Date of Closing.  On April 7, 2009, the Company amended the Option Agreement.  This amendment reduced the option payment due on May 1, 2009 from $15,000 to $10,000 and increased the payment due May 1, 2010 from $30,000 to $35,000.  The Optionees may elect to receive payment in cash or in shares of the Company’s common stock.  Upon making the final payment on the tenth anniversary of the Date of Closing, the Company will have earned a 100% undivided interest in the Option Claims.  Pursuant to the Option Agreement, the Option Claims are subject to a 3% net smelter return (“NSR”) royalty payable to the Optionees.  The payments made during the term of the Option Agreement are to be applied as advance NSR royalty payments.  Beginning on the eleventh anniversary of the Date of Closing, the Company is required to make annual advance royalty payments of $80,000.  At such time as the Option Claims are in production, if ever, the Company shall make annual royalty payments equal to the greater of the actual 3% NSR or $80,000.  The Company may terminate the Option Agreement at any time before the option is fully exercised upon 60 days notice to the Optionees.  The Company does not consider the Option Claims to be material assets at this time; however this assessment may change upon further exploration.

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

On December 8, 2008 IMC US entered into a Mineral Rights Lease Agreement (the “Edgar Lease Agreement”) with the Earl Edgar Mineral Trust (the “Edgar”) to lease certain mineral rights in Elko County, Nevada described below (the “Edgar Property”).  The term of the Edgar Lease Agreement is ten years and will automatically renew on the same terms and conditions for additional ten-year periods, provided IMC US is conducting exploration, development or mining either on the surface or underground at the property.  The rent is to be paid each year on January 1st.  $1.00 per net acre was paid upon execution of the Edgar Lease Agreement.  On January 1 of each year commencing in 2010 and extending for so long as the Edgar Lease Agreement is in effect, IMC US is obligated to make the following payments:

2010	$1.00 per net acre
2011	$2.00 per net acre
2012	$2.00 per net acre
2013	$3.00 per net acre
2014	$3.00 per net acre
2015	$4.00 per net acre
2016	$4.00 per net acre
2017	$5.00 per net acre in each year for the duration of the Edgar Lease Agreement.

The Edgar Lease Agreement covers 100% of the mineral rights on 1,120 acres of the Edgar Property (“Property A”) and 50% of the mineral rights on 6,740 acres of the Edgar Property (“Property B”).  Edgar is entitled to receive a royalty of $0.50 per ton for material mined and removed from Property A and $0.25 per ton for material mined and removed from Property B during the term of the Edgar Lease Agreement and any renewal thereof.

On April 9, 2009 the Company and Edgar entered into an Amendment to the Edgar Lease Agreement (the “Amendment”), effective as of December 8, 2008.  The Amendment provides for Standard Steam LLC to carry out exploration for geothermal energy sources on the Edgar Property after obtaining the written consent of the Company.  The Amendment also provides for other cooperation with Standard Steam LLC regarding mineral rights on the Edgar Property.

On May 20, 2009, IMC US hired Lumos to conduct base line studies for the Blue Nose Project located in Lincoln County, Nevada with the intention of determining if a suitable plant site can be located.  The study includes analysis of rail and road access and environmental considerations that could impede development.  The total consideration to be paid under the contract is approximately $74,500.  On September 28, 2009, the contract was amended to add an environmental assessment and plan of operations for an additional amount of approximately $62,000.  The Company has to authorize each phase of the work.  As of March 31, 2010 the Company had recorded total expenses of $70,383 pertaining to this contract with Lumos.

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

On November 30, 2009, the Company entered into a consulting services agreement with CLL Consulting, LLC (“CLL”) to provide for business and administrative services. The Consulting Agreement has a term of one year and is automatically renewable thereafter. Either party may terminate the Consulting Agreement upon 60 days notice. During the term of the Consulting Agreement the Company will pay CLL a fee of $6,083 per month and reimburse related business expenses

On November 30, 2009 IMC US entered into a Mineral Rights  Agreement with Perdriau Investment Corp. (“Perdriau”) to purchase 50% of the mineral rights, including all easements, rights of way and appurtenant rights of any type that run with the mineral rights in certain sections of Elko County, Nevada (the “Perdriau Property”).  The purchase price was $10 per net acre.  IMC US purchased 340 net acres for a total purchase price of $3,400. Perdriau will be entitled to receive a royalty of $0.25 per ton for material mined and removed from the Perdriau Property. Material mined and stored on the Perdriau Property or adjacent property for reclamation purposes will not be subject to any royalty. Material removed from the Perdriau Property for the purposes of testing or bulk sampling, provided it does not exceed 50,000 tons, will also not be subject to any royalty.  The royalty will be calculated and paid within 45 days after the end of each calendar quarter.

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

As of January 15, 2010, the Company entered into a Property Lease Agreement with Eugene M. Hammond (the “Hammond Lease”) for surface rights on 80 acres in Elko County, Nevada (the “Hammond Surface Rights”).  The term of the Hammond Lease is five years and the annual rent is $500.  The Company is responsible for the payment of all real estate taxes on the Hammond Surface Rights.  During the term of the Hammond Lease, the Company has the exclusive right to conduct exploration and development work on the Hammond Surface Rights.  The results of all drilling and exploration are the property of the Company.  The Company is responsible for any environmental damage caused by the Company and any reclamation costs required as a result of drilling and testing.  The Company has an option to purchase the property covered by the Hammond Lease for $15,000, less the amount paid in rent during the term of the Hammond Lease.

Also as of January 15, 2010, IMCUS entered into a Mineral Rights Agreement with Eugene M. Hammond (the “Hammond Mineral Rights Agreement”) pursuant to which the Company purchased a 25% interest in any and all minerals extracted from 160 acres (the “Hammond Mineral Rights Property”) covered by the Hammond Mineral Rights Agreement.  The purchase price was $400.  In addition, the seller is entitled to receive a royalty of $0.125 per ton on material mined and removed from the Hammond Mineral Rights Property.  The Hammond Mineral Rights Agreement does not cover petroleum.

As of February 1, 2010, the Company entered into a Consulting Services Agreement to provide for receptionist and administrative services at its Reno, Nevada corporate headquarters.  Pursuant to this Agreement, the Company will pay $51,000 per year for such services.

On March 25, 2010, IMC US hired Lumos to conduct the second phase of base line studies for the Blue Nose Project located in Lincoln County, Nevada with the intention of determining if a suitable plant site can be located with emphasis on transportation access and environmental considerations that could impede development.  The total consideration to be paid under the contract is approximately $55,300. The Company is to authorize each phase of work before the work proceeds. The Company did not incur any expenses for this study during the nine-months ended March 31, 2010.

The Company is required to pay to the Department of Interior Bureau of Land Management (“BLM”) on or before September 1st of each year, a fee in the amount of $140 per mineral claim held by the Company.  The total amount paid on August 31, 2009 was $172,620 for 1,233 claims held by the Company at that date.  During the nine-month period ended March 31, 2010, the Company acquired 436 mineral claims in Lincoln County, Nevada, 44 mineral claims in Pershing County, Nevada, and 35 mineral claims in Churchill County, Nevada. Two additional projects with 200 mineral claims in Elko County, Nevada were recorded.  Four mineral claims in Elko County, Nevada, and three mineral claims in Pershing County, Nevada were abandoned. In addition 75 mineral claims in Caribou County, Idaho, of which nine claims were also partly in Bear Lake County, were abandoned.

Under legislation enacted in Nevada in March of 2010, claims owners are required to pay the State of Nevada an annual fee based upon a tiered system that requires fees ranging from $70 to $189 per claim, depending upon the total number of claims in Nevada that an owner holds.  The Company estimates, based upon its anticipated total number of claims to be held in Nevada as of the next calculation date, that its annual fee will be $85 per claim with the first such annual fee payable no later than June 1, 2011.

The Company obtained 18 mineral exploration permits covering 18 sections or portions of sections in the State of Arizona.

The Company is also required to pay annual fees to counties in which the claims are held.  At August 31, 2009, the Company paid $12,356 to nine counties in Nevada and Idaho.

The Company also holds 9 patented claims and 2 leased patented claims in Nevada.  A patented claim is fee simple title to the property.  Patented claims are subject to taxes assessed by the local community based on assessment rates set annually.

Cash Requirements

At March 31, 2010, the Company had cash and cash equivalents of $103,130, short-term investments of $985,848 and prepaid expenses of $179,004 for total current assets of $1,267,982.

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

Subsequent Events

The following events occurred subsequent to March 31, 2010:

On April 27, 2010 the Company accepted the resignation of Joanne Hughes as Corporate Secretary. There were no disagreements between the Company and Ms. Hughes with respect to the management, policies, operations or financial reporting of the Company.

On April 27, 2010 the Company appointed Anne Macko to the position of Corporate Secretary

On April 27, 2010, the Company granted options to a consultant to purchase up to 50,000 common shares at an exercise price of $0.23 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested. The options granted have a term of 5 years.

IMC US submitted an application to the State of Arizona for mineral exploration permits for two additional sections covering 1,280 acres.  One mineral claim in Lincoln County, Nevada was abandoned.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T. Controls and Procedures

CONTROLS AND PROCEDURES

Based on an evaluation, conducted by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of March 31, 2010, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

Inherent in small business is the problem of segregation of duties.   Management has added many compensating controls to effectively reduce and minimize the risk of a material misstatement in the Company’s financial statements.

Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting is effective based on those criteria.

During the quarter ended March 31, 2010, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements.  We have incurred losses totaling approximately $15,143,084 from inception to March 31, 2010.  As of March 31, 2010, we had an accumulated deficit of $15,143,084 and incurred losses of approximately $2,713,435 during the nine month period ended March 31, 2010.  Further, we do not expect positive cash flow from operations in the near term.  There is no assurance that actual cash requirements will not exceed our estimates.  In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; or (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations.

5.	THE RISKS ASSOCIATED WITH EXPLORATION COULD CAUSE PERSONAL INJURY OR DEATH, ENVIRONMENTAL DAMAGE AND POSSIBLE LEGAL LIABILITY.

We are not currently engaged in mining operations because we are in the exploration phase.  However, our exploration operations could expose the Company to liability for personal injury or death, property damage or environmental damage. We do not presently carry property and liability insurance.  Cost effective insurance contains exclusions and limitations on coverage and may be unavailable in some circumstances.

6.	BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT IN MINERAL EXPLORATION VENTURES AND CURRENT DETERIORATION IN EQUITY MARKETS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

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

7.	OUR BUSINESS IS AFFECTED BY CHANGES IN COMMODITY PRICES.

Our ability to raise capital and explore our properties and the future profitability of those operations is directly related to the market price of certain minerals such as silver and limestone as well as the price and availability of cement.  The Company is negatively affected by the current decline in commodity prices

8.	THE COMPANY COULD ENCOUNTER REGULATORY AND PERMITTING DELAYS.

The Company could face delays in obtaining permits to operate on the property covered by the claims.  Such delays could jeopardize financing, if any is available, which could result in having to delay or abandon work on some or all of the properties.

9.	THERE ARE PENNY STOCK SECURITIES LAW CONSIDERATIONS THAT COULD LIMIT YOUR ABILITY TO SELL YOUR SHARES.

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

10.	CURRENT LEVELS OF MARKET VOLATILITY COULD HAVE ADVERSE IMPACTS

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

11.	WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

                   None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES:

                   None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                   None.

ITEM 5:	OTHER INFORMATION:

On January 15, 2010, Roger M. Hall resigned as a Director and as Chief Operating Officer of the Company.  Mr. Hall subsequently resigned as Vice President-Exploration of IMC US.   There were no disagreements between M. Hall and the Company with respect to the Company’s management, policies, procedures, internal controls or public disclosure documents.

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

On October 29, 2009, Rakesh Malhotra was appointed Chief Financial Officer of the Company.

On April 27, 2010 the Company accepted the resignation of Joanne Hughes as Corporate Secretary. There were no disagreements between the Company and Ms. Hughes with respect to the management, policies, operations or financial reporting of the Company.

On April 27, 2010 the Company appointed Anne Macko to the position of Corporate Secretary.

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

(a)	None.

(b)	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Current Report on Form 8-K, “Item 5.02: Departure of Directors or Certain Officers; Appointment of Certain Officers,” dated April 29, 2010

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INFRASTRUCTURE MATERIALS CORP.

Dated: May 17, 2010	By:	/s/Anne Macko
Anne Macko, Secretary