Form 10-K
period 2010-06-30
INFRASTRUCTURE MATERIALS CORP.
filed 2010-10-13
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year June 30, 2010, or

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T (s 220.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐    No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporter.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The issuer had no revenue during the year ended June 30, 2010.

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of June 30, 2010 was approximately $8,673,151 based upon a share valuation of $0.21 per share. This share valuation is based upon the closing price of the Company’s shares as of June 30, 2010. For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer.

As of June 30, 2010, 68,193,457 shares of the issuer’s Common Stock were outstanding. No other classes of stock have been issued by the issuer.

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

Item 1.   Description of Business.

Our name is Infrastructure Materials Corp. and we sometimes refer to ourselves in this report as “Infrastructure Materials” or “Infrastructure”, the “Company” or as “we,” “our,” or “us.” We are engaged in the exploration and development of cement grade limestone properties located in the states of Nevada, Idaho and Arizona and the Canadian Province of Manitoba. As of the date of this report, we hold 1,941 claims on land owned or controlled by the United States Department of Interior Bureau of Land Management (“BLM”). The Company also holds mineral rights or surface rights for 4,940 net acres and 12 patent claims. Our claims cover 25 projects in Nevada and one project in Idaho. We have several exploration permits in effect with the State of Arizona covering two additional projects located near the municipalities of Benson and Seligman, Arizona. We also own a milling facility located on six BLM mill site claims in Nevada. The Company also holds 95 quarry leases in south-central Manitoba, Canada. Our efforts going forward through our current fiscal year ending June 30, 2011, will be concentrated on development of our Blue Nose Project located in Lincoln County, Nevada and further exploration for other limestone deposits in strategic locations that can serve areas with a shortage of cement production.

Infrastructure has three wholly-owned subsidiaries. They are (a) Infrastructure Materials Corp US, a Nevada corporation (“IMC US”) that holds title to our limestone related claims and leases in the United States, (b) Silver Reserve Corp., a Delaware corporation (“Silver Reserve” or “SRC”) that holds title to our precious metal claims and leases, and (c) Canadian Infrastructure Corp, an Ontario, Canada corporation (“CIC”). As of November, 2008, the Company re-focused its attention and resources on the acquisition and exploration of limestone mineral claims. Prior to that date, the Company was principally focused on the precious metal properties now held by Silver Reserve. As of the period covered by this report, the Company’s principal focus is on the limestone properties held by IMC US and CIC. The following diagram illustrates our corporate structure.

Our head office is at 1135 Terminal Way, Suite 207B, Reno, Nevada 89502 and our administration office is also at this address. Our telephone number is 775-322-4448.

Item 1A. Risk Factors

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. . We have incurred losses totalling $16,935,698 from inception to June 30, 2010, and incurred losses of $3,314,953 during the fiscal year ended June 30, 2010. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; or (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations.

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

Item 2 Properties

Description of Property held by IMC US, a wholly-owned subsidiary of Infrastructure Materials Corp.

The following claim groups and leased mineral rights are described below: The Morgan Hill Claim Group, the Rock Hill Claim Group, the Buffalo Mountain Claim Group, the MM Claim Group, the Royale Claim Group, the Blue Nose Claim Group, the Wood Hills Claim Group, the Pequop Claim Group, the Burnt Springs Claim Group, the Jumbled Mountain Claim Group, the Lime Mountain Claim Group, the Ragged Top Claim Group, the Blye Canyon Project, the Tres Alamos Project and the Aspen Claim Group.

Nevada and Idaho Property Location and Description

The following is a map highlighting the counties in the States of Nevada and Idaho where the properties held by IMC US are located.

The Morgan Hill Claim Group (other than the leased properties identified below), the Rock Hill Claim Group, the Aspen Claim Group and the Buffalo Mountain Claim Group were acquired as of November 7, 2008 when the Company purchased its now wholly–owned subsidiary, IMC US.

Morgan Hill Claim Group

The Morgan Hill Claim Group consists of 208 unpatented, lode mineral claims located in Elko County, Nevada, approximately 20 miles west of the town of Wells, Nevada. The claims are situated about five miles north of Interstate 80 and the Union-Pacific rail line. The property is accessed via the I80 River Ranch Exit. The Morgan Hill claims cover approximately 4,297 acres of land managed by the BLM. The Morgan Hill claims cover a northeast trending package of sediments which include a block of favorable massive limestone that has a 2.5 mile strike length. This limestone exceeds 250 feet in thickness. The claim area contains very significant amounts of fine grained limestone within the Devonian Devil’s Gate and Nevada Formations. The unit thickness appears to range up to 500 feet and has varying amounts of interbedded magnesium oxide. There is adjacent sandstone for a silica supply required for cement. Morgan Hill has topography conducive to open pit mining. Preliminary tonnage estimates are positive with little to no initial strip ratio. Area topography allows access to drill areas with a track mounted drill rig. The property lies within 5 miles of the railhead. It is believed to be situated to competitively reach markets in Salt Lake City, Reno, Southern Idaho and Northern California. We have completed a 24-hole drill program on the project identifying three separate cement grade limestone zones of indeterminate thickness. Further drilling will be required to verify the thickness and continuity of the cement and high grade zones.

The 208 Morgan Hill lode mining claims are identified by number as Nevada Mining Claims (“NMC”) in the BLM records as follows:

NMC 989047 through 989130,
NMC 997410 through 997438, and
NMC 1006464 through 1006558.

Subsequent to the period covered by this report, the Company elected to abandon 78 of the 208 claims.

IMC US is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to the Morgan Hill claims. IMC US will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. Currently, a claim holder is required to pay an annual fee to the BLM of $140 per claim on or before September 1 of each year. Under legislation enacted in Nevada in March of 2010, claims owners are required to pay the State of Nevada an annual fee based upon a tiered system that requires fees ranging from $70 to $189 per claim, depending upon the total number of claims in Nevada that an owner holds. The Company estimates, based upon its anticipated total number of claims to be held in Nevada as of the next calculation date, that its annual fee will be $85 per claim with the first such annual fee payable no later than June 1, 2011. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and Idaho.

Included in the Morgan Hill Claim Group are three groups of mineral rights known as: (a) the Perdriau Mineral Rights, (b) the Hammond Mineral and Surface Rights and (c) the Earl Edgar Mineral Trust Mineral Rights.

The Perdriau Mineral Rights

On November 30, 2009 IMC US entered into a Mineral Rights Agreement with Perdriau Investment Corp. (“Perdriau”) to purchase 50% of the mineral rights, including all easements, rights of way and appurtenant rights of any type that run with the mineral rights located in the section of Elko County, Nevada identified below (the “Perdriau Property”). The purchase price was $10 per net acre. IMC US purchased 340 net acres for a total purchase price of $3,400. Perdriau will be entitled to receive a royalty of $0.25 per ton for material mined and removed from the Perdriau Property. Material mined and stored on the Perdriau Property or adjacent property for reclamation purposes will not be subject to any royalty. Material removed from the Perdriau Property for the purposes of testing or bulk sampling, provided it does not exceed 50,000 tons, will also not be subject to any royalty. The royalty will be calculated and paid within 45 days after the end of each calendar quarter.

The following description of the Perdriau Property is based upon reference points used in the Public Land Survey System (the “PLSS”) that is maintained by the BLM. The Perdriau Property is located on The National Map at T37N, R58E Elko County, Nevada in the following sections:

Section 9	SW ¼	80 acres
Section 15	W1/2 W1/2	80 acres
Section 19	SE ¼	80 acres
Section 21	N1/2 NE1/4	20 acres
Section 21	SW ¼	80 acres

Total Net acres		340 acres

Hammond Surface Rights Lease and Mineral Rights Agreement

As of January 15, 2010, the Company entered into a Property Lease Agreement with Eugene M. Hammond (the “Hammond Lease”) for surface rights on 80 acres in Elko County, Nevada described below (the “Hammond Surface Rights”). The term of the Hammond Lease is five years and the annual rent is $500. The lessee is responsible for the payment of all real estate taxes on the Hammond Surface Rights. During the term of the Hammond Lease, the lessee has the exclusive right to conduct exploration and development work on the Hammond Surface Rights. The results of all drilling and exploration are of the property of the lessee. The lessee is responsible for any environmental damage caused by the lessee and any reclamation costs required as a result of drilling and testing. The lessee has an option to purchase the property covered by the Hammond Lease for $15,000, less the amount paid in rent during the term of the Hammond Lease. The Hammond Surface Rights are located at the following PLSS coordinates: T37N, R58E, Section 17, S ½ SE ¼, Elko County, Nevada.

Also as of January 15, 2010, IMC US entered into a Mineral Rights Agreement with Eugene M. Hammond (the “Hammond Mineral Rights Agreement”) pursuant to which the Company purchased a 25% interest in any and all minerals extracted from the 160 acres covered by the Hammond Mineral Rights Agreement, as described below (the “Hammond Mineral Rights Property”). The purchase price was $400. In addition, the seller is entitled to receive a royalty of $0.125 per ton on material mined and removed from the Hammond Mineral Rights Property. The Hammond Mineral Rights Agreement does not cover petroleum. The Hammond Mineral Rights Property is located at the following PLSS coordinates: T37N, R58E, Section 17, SE ¼, Elko County, Nevada.

Earl Edgar Mineral Trust Mineral Rights

On December 8, 2008 IMC US entered into a Mineral Rights Lease Agreement (the “Edgar Lease Agreement”) with the Earl Edgar Mineral Trust (the “Edgar”) to lease certain mineral rights in Elko County, Nevada described below (the “Edgar Property”). The term of the Edgar Lease Agreement is ten years and will automatically renew on the same terms and conditions for additional ten-year periods, provided the lessee is conducting exploration, development or mining either on the surface or underground at the property. The rent is to be paid each year on January 1st. $1.00 per net acre was paid upon execution of the Edgar Lease Agreement. On January 1 of each year commencing in 2010 and extending for so long as the Edgar Lease Agreement is in effect, the lessee is obligated to make the following payments:

2010	$1.00 per net acre
2011	$2.00 per net acre
2012	$2.00 per net acre
2013	$3.00 per net acre
2014	$3.00 per net acre
2015	$4.00 per net acre
2016	$4.00 per net acre
2017	$5.00 per net acre in each year for the duration of the Edgar Lease Agreement.

The Edgar Lease Agreement covers 100% of the mineral rights on 1,120 acres of the Edgar Property (“Property A”) and 50% of the mineral rights on 6,720 acres of the Edgar Property (“Property B”). Edgar is entitled to receive a royalty of $0.50 per ton for material mined and removed from Property A and $0.25 per ton for material mined and removed from Property B during the term of the Edgar Lease Agreement and any renewal thereof.

On April 9, 2009 the Company and Edgar entered into an Amendment to the Edgar Lease Agreement (the “Amendment”), effective as of December 8, 2008. The Amendment provides for Standard Steam LLC to carry out exploration for geothermal energy sources on the Edgar Property after obtaining the written consent of the Company. The Amendment also provides for other cooperation with Standard Steam LLC regarding mineral rights on Property B of the Edgar Property.

Property A of the Edgar Property is located at the following PLSS coordinates: T37N, R58E Elko County, NV in the following sections:

Section 3	W ¼	320 acres
Section 9	SE ¼	160 acres
Section 15	E ½ W ½	160 acres
Section 21	NW ¼
	S ½ NE ¼	240 acres
Section 23	S ½ NW ¼
	SW ¼	240 acres
Total Net acres		1120 acres

Property B of the Edgar Property is located at the following PLSS coordinates in Elko County, NV in the following townships, ranges and sections:

T37N, R58E
Section 3	E ½	320 acres
Section 9	SW ¼	160 acres
Section 15	W ½ W ½
	E ½	480 acres
Section 17	all	640 acres
Section 19	SE ¼	160 acres
Section 21	S ½
	N ½ NE ¼	400 acres
Section 23	N ½ NW ¼
	E ½	400 acres
Section 27	All	640 acres
Section 29	All	640 acres
Section 31	All	640 acres
Section 33	All	640 acres

Section 35	All	640 acres

T 36 N, R 58 E
Section 1	N ½	640 acres

T 37 N, R 59 E
Section 31	All	640 acres
Total Net Acres		3360 acres

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Rock Hill Claim Group

The Rock Hill Claim Group consists of 12 unpatented, lode mineral claims located in Pershing County, Nevada, approximately 12 miles southeast of Mill City, Nevada. Access is along unpaved roads about 25 miles southwest of Winnemucca, Nevada. The Rock Hill claims cover approximately 248 acres. The property geology indicates two basic units most likely in the rocks of the Natchez Pass Formation. Each of the two limestone units is up to 300-400 feet thick with siltstone/sandstone interbeds of variable thickness. The property is approximately 12-14 miles from the current railhead in the Dunn Glenn area. Due to the topography, access to this project would be difficult.

The 12 Rock Hill lode mining claims are identified by Nevada Mining Claim number in the BLM records as follows:

NMC 1003539 through 1003545, and
NMC 1003575 through 1003579

IMC US is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to the above claims. IMC US will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM and an annual fee estimated to be $85 per claim to the State of Nevada payable no later than June 1, 2011. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and Idaho.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Aspen Claim Group

The Aspen Claim Group consists of 63 unpatented, lode mineral claims located in Caribou and Bear Lake Counties in Aspen, Idaho, north of Montpelier and east of Soda Springs. The claim group covers approximately 1,302 acres. The Aspen claims are accessible from the southeast corner of Idaho. These lands are managed by the U.S. Forest Service. The dominant rock type at Aspen is the Aspen Range Formation and the Birdseye limestone member which is approximately 400 feet thick. Adjacent sandstones of the Wells Formation provide a ready supply of silica for cement. Geochemical results of samples taken from the property indicate cement grade limestone ranging between 94% and 95%+ calcium carbonate with minimal magnesium.

The 63 Aspen lode mining claims are identified in the BLM records by Idaho Mining Claim numbers: IMC196421 through 196438, 196448 through 196456, 196466 through196474 and 196493 through 196419.

Subsequent to the period covered by this report, the Company elected to abandon all 63 claims in this claim group.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Buffalo Mountain Claim Group

The Buffalo Mountain Claim Group consists of 9 unpatented, lode mineral claims located in Pershing County, Nevada, approximately 20 miles northeast of the town of Lovelock, Nevada. The Buffalo Mountain claims cover approximately 186 acres. Access is along unpaved roads after leaving the interstate 4 miles north of Lovelock. The geology indicates limestone within the Natchez Pass Formation. Due to the topography, access to this area would be difficult.

The 9 Buffalo Mountain lode mining claims are identified in the BLM records by Nevada Mining Claim numbers NMC 1003510 through 1003518.

IMC US is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to the above claims. IMC US will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM and an annual fee estimated to be $85 per claim to the State of Nevada payable no later than June 1, 2011. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and Idaho.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

MM Claim Group

The MM Claim Group consists of 68 unpatented, lode mineral claims located in Clark County, Nevada, approximately 10 miles south of Las Vegas, Nevada. The claim group covers approximately 1,405 acres. This claim group was acquired as a result of IMC US locating and staking the claims. Work has been conducted to define the potential of the claim group. Samples have been taken with 10% running an acceptable cement grade which may define a specific rock unit. Surface mapping is completed and on file. Access is by paved and unpaved roads south from Las Vegas.

The 68 MM lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 1002566, 1002567, 1002575, 1002576, 1002584, 1002585 and 1002593 through 1002654.

Subsequent to the period covered by this report, the Company elected to abandon 15 of the 68 claims.

IMC US is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to the above claims. IMC US will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM and an annual fee estimated to be $85 per claim to the State of Nevada payable no later than June 1, 2011. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and Idaho.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Royale Claim Group

The Royale Claim Group consists of 21 unpatented, lode mineral claims located in Clark County, Nevada, approximately 15 miles south of Las Vegas, Nevada. The claim group covers approximately 434 acres. This claim group was acquired as a result of IMC US locating and staking the claims. Reconnaissance exploration indicates good quality carbonates on the surface by visual inspection of hand samples and geochemistry. Large areas on this group are accessible by track mounted drilling equipment. Mapping and sampling is completed and on file. Access is by a paved road located 18 miles south from Las Vegas and by an unpaved road located 6 miles to the northwest.

The 21 Royale lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 1002680, 1002681, 1002689, 1002690, 1003242 through 1003245, 1003322, 1003323, 1003330 through 1003335, 10033344 and 1003357 through 1003360.

Subsequent to the period covered by this report, the Company elected to abandon 17 of the 21 claims.

IMC US is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to the above claims. IMC US will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM and an annual fee estimated to be $85 per claim to the State of Nevada payable no later than June 1, 2011. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and Idaho.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Blue Nose Claim Group

The Blue Nose Claim Group consists of 301 unpatented, lode mineral claims located in Lincoln County, Nevada, west of Tule Desert, along the south edge of the Clover Mountains. The claim group covers approximately 6,219 acres. This claim group was acquired as a result of IMC US locating and staking the claims. The property was surface mapped in November of 2008 to define favorable rock horizons. Results from this sampling indicate 60% of samples are of cement grade material. The Claim group is 8 miles east of the Union Pacific rail line in the Meadow Valley Wash. Access is via the graded Carp and Bunker Peak roads. Our Phase 1 drilling consisted of 10 holes. Eight of the 10 holes drilled in the first phase of drilling encountered cement grade limestone assay between 88% and 100% calcium carbonate with holes 8 and 10 failing to intercept any significant cement grade thicknesses or values within 300 feet of the surface due to their position being higher in the rock section. Based upon an analysis of the first phase of drilling it appears that the limestone beds are dipping to the west. Strip ratios in the area of the drill holes are considered acceptable. Areas of elevated magnesium were encountered but do not appear to affect the overall value of the cement grade zone. Subsequent to the period covered by this report, the Company completed a drilling program consisting of 28 holes for a total of 17,000 feet. Earlier drilling phases included an additional 13,000 feet. Drilling has offered a better understanding of the two units of limestone that make up the Monte Cristo Formation on the Blue Nose Property.  Drilling indicates a 100-150 foot thick upper limestone unit with a moderate amount of silica needed for cement, and a lower high grade white limestone formation that is 400-450 feet thick.  As expected, the bottom of the Monte Cristo Formation represents a thick dolomite bed.

The initial assay results from the first two holes received (BNR-42 and BNR-44) of the Plan of Operations Drill Program are encouraging for limestone suited for cement production. Below is a brief summary of the grades of calcium carbonate (%) over depth in holes BNR-42 and BNR-44:

•	BNR-42: 0’-145’ – 100%; 150’-195’ – 97.95%; 295’-315’ – 86.23%; 330’-340’ – 91.44%; 375’-380’ – 96.55%

•	BNR-44: 10’-25’ – 88.19%; 30’-70’ – 95.15%; 75’-170’ – 89.56%; 175’-185’ – 90.35%; 220’-225’ – 88.91%; 225’-260’ – 98.99%; 265’-290’ – 89.21%; 295’-305’ – 89.95%; 310’-335’ – 100%

Once the remaining assay results are received from the laboratory, the Company will proceed with building the cross sections and assay files for potential resource calculations that will be conducted by an independent consultant.  Currently, the drill holes are being surveyed to accurately locate the drill collars.

The 301 Blue Nose lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 1002031 through 1002327 and 1014085 through 1014088.

Subsequent to the period covered by this Report, the Company elected to abandon 46 of the 301 claims.

IMC US is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to the above claims. IMC US will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM and an annual fee estimated to be $85 per claim to the State of Nevada payable no later than June 1, 2011. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and Idaho.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Wood Hills Claim Group

The Wood Hills Claim Group consists of 129 unpatented lode mineral claims located in Eastern Elko County, Nevada near Wells, Nevada. This claim group was acquired as a result of IMC US locating and staking the claims. The claims are about 5 miles southeast of the town. The claim group covers approximately 2665 acres. Access is along unpaved roads to the project. Rail lines and Interstate Highway 80 run through Wells. Limestone beds of the Devils Gate Formation and the Ely Formation are exposed in gently dipping beds near the top and the southern extent of the Wood Hills claims. Over 50 surface samples have been taken that show good cement grade limestone.

The 129 Wood Hills lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 1020023 through 1020151.

Subsequent to the period covered by this report, the Company elected to abandon 53 of the 129 claims.

IMC US is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to the above claims. IMC US will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM and an annual fee estimated to be $85 per claim to the State of Nevada payable no later than June 1, 2011. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and Idaho.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Pequop Claim Group

The Pequop Claim Group consists of 71 unpatented, lode mineral claims. This claim group was acquired as a result IMC US locating and staking the claims. The Pequop claims are located approximately 35 miles southeast of Wells, Nevada in Elko County. They are reached by traveling south on Highway 93 about 12 miles and then 20 miles to the east and south along a gravel road to the central portion of the Pequop Range. The claim group covers approximately 1467 acres. Railroad tracks are within a half mile of the southern portion of the claims. East dipping and northeast striking beds of the Ely Formation are exposed here. They stretch for over 2 miles to the north from the railroad tunnel in the Southern Pequops. A number of the samples show good cement grade limestone with some chert (fine grained silica rich sediments) beds and silicic limestone beds. These silicic rocks could be used for a silica source in a limestone operation to make cement.

The 71 Pequop lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 1020152 through 1020222.

Subsequent to the period covered by this report, the Company elected to abandon 36 of the 71 claims.

IMC US is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to the above claims. IMC US will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM and an annual fee estimated to be $85 per claim to the State of Nevada payable no later than June 1, 2011. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and Idaho.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Ragged Top Claim Group

The Ragged Top Claim Group consists of 76 unpatented, lode mineral claims located in both Pershing and Churchill Counties. This claim group was acquired as a result IMC US locating and staking the claims. The claim group covers approximately 1570 acres and is located 23 miles southwest of Lovelock, Nevada and 8 miles northwest of Interstate Highway 80, along an unpaved road from the Union Pacific Rail corridor. Access is via the unpaved road. These claims cover 14 exposures of limestone seen in the gently rolling hillsides. The claims have been mapped and a number of surface samples have been taken.

The 76 Ragged Top lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 1014006 through 1014029, 1014031 through 1014037, 1014040 through 1014049 and 1014050 through 1014084.

Subsequent to the date of this report, the Company elected to abandon 31 of the 76 claims.

IMC US is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to the above claims. IMC US will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM and an annual fee estimated to be $85 per claim to the State of Nevada payable no later than June 1, 2011. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and Idaho.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Lime Mountain Claim Group

The Lime Mountain Claim Group consists of 139 unpatented, lode mineral claims located in eastern Lincoln County, Nevada, about 35 miles southeast of Caliente, Nevada and about 90 miles northeast of Las Vegas, Nevada. This claim group was acquired as a result IMC US locating and staking the claims. Access is south from Caliente along state highway 317 to Elgin and then another 15 miles south on the dirt road to Lyman Crossing where the road goes east for 15 miles to Lime Mountain. The claim group covers approximately 2872 acres. A railroad line runs north-south along Meadow Valley Wash through Lyman Crossing and Elgin. The limestone crops out in a north-south line that is 2 miles long and is approximately 1 mile wide. The project has been mapped and over 40 surface samples have been taken. Many of the samples show cement grade limestone.

The 139 Lime Mountain lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 1014089 through 1014226, and 1014469.

Subsequent to the period covered by this report, the Company elected to abandon 70 of the 139 claims.

IMC US is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to the above claims. IMC US will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM and an annual fee estimated to be $85 per claim to the State of Nevada payable no later than June 1, 2011. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and Idaho.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Jumbled Mountain Claim Group

The Jumbled Mountain Claim Group consists of 242 unpatented, lode mineral claims that are located in eastern Lincoln County, Nevada, about 90 miles northeast of Las Vegas, Nevada. This claim group was acquired as a result IMC US locating and staking the claims. Access is from Mesquite, Nevada along 20 miles of highway and 35 miles of unpaved roads. The claims are located over three isolated outcroppings of limestone covering approximately 5000 acres. These areas have been mapped and sampled. There have been 283 surface rock chip samples taken.

The 242 Jumbled Mountain lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 1014227 through 1014282, and 1014283 through 1014468.

Subsequent to the period covered by this report, the Company elected to abandon 155 of the 242 claims.

IMC US is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to the above claims. IMC US will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM and an annual fee estimated to be $85 per claim to the State of Nevada payable no later than June 1, 2011. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and Idaho.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Burnt Springs Claim Group

The Burnt Springs Claim Group consists of 50 unpatented, lode mineral claims located in the Burnt Springs Range 6 to 10 miles west and northwest of the Union Pacific railway at Caliente, Nevada. This claim group was acquired as a result IMC US locating and staking the claims. Access is along a paved highway for 7 miles then 6 miles over unpaved roads. The claims are in three separate blocks in the central part of Lincoln County, Nevada and cover approximately 1054 acres. The Burnt Springs claims are located on thick bedded limestone sequences of the lower Highland Peak Formation which are thinly covered by other rocks. A total of 76 rock chips samples have been taken from the Highland Peak Formation in the area of the claims.

The 50 Burnt Springs lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 1017566 through 1017586, and 1017588 through 1017616.

Subsequent to the period covered by this report, the Company elected to abandon 25 of the 50 claims.

IMC US is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to the above claims. IMC US will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM and an annual fee estimated to be $85 per claim to the State of Nevada payable no later than June 1, 2011. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and Idaho.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Arizona Property Location and Description

The following is a map highlighting the counties in the State of Arizona and the areas where IMC US holds mineral exploration permits.

The interests of IMC US in Arizona consist of mineral exploration permits that have a duration of one year from the date of issuance. The permits can be renewed for up to four additional one-year terms for a total of five years and provide the holder of the permit with an exclusive right to explore for minerals within the state land covered by the permit and to apply for mineral leases to such land. The holder of a permit may remove from the land only the amount of material required for sampling and testing and is responsible for any damage or destruction caused by the holder’s exploration activities. The holder of a permit is entitled to ingress and egress to the covered site along routes approved by the Arizona State Land Department. IMC US has posted a bond required by the State of Arizona to back any reclamation required as a result of work performed. The permit is renewable if the holder has expended not less than $10.00 per acre during each of the first two year-long periods and $20.00 per acre during each of the next three year-long periods. The permit fee is $2.00 per acre for the first two years and $1.00 per acre per year for the following three years. Upon termination of a mineral exploration permit, the State of Arizona is entitled to information collected by the permit holder. In the event that a permit holder discovers a valuable mineral deposit, the permit holder may apply to the Arizona State Land Department for a mineral lease having a term of 20 years and renewable for an additional 20 years. A permit holder shall be the preferred recipient of the mineral lease, provided that all applicable requirements are met. A mineral lease entitles the lessee to develop and establish a mine on the leased premises, provided that a mine plan and all necessary approvals are obtained.

Blye Canyon Project

The Blye Canyon Project consists of four State of Arizona mineral exploration permits numbered 08-114298 through 08-114301.

The Blye Canyon Project area is about 23 miles west of Seligman in northwest Arizona. Access is west from Seligman, 25 miles on Highway 66 and then south of Highway 66 about 8 miles on unpaved roads to the border of Yavapai and Mohave Counties. IMC US holds mineral exploration permits issued by the State of Arizona on 3.5 sections of land totaling 2,227 acres. The basal unit in the rocks in this area is a 300 feet-thick high magnesium carbonate sediment with minor chert (high silica sediment) and limestone beds. Overlying this is a clean gray white limestone that may be 100 to 150 feet thick. The gently north to northeast dipping rocks have little relief in the low rolling hills. The project area has been mapped and over a hundred samples have been taken. Many cement grade values were found in the samples.

Subsequent to the period covered by this report, the Company received from the State of Arizona approval of mineral exploration permits for two additional sections covering 1,280 acres.

THERE ARE NO KNOWN “RESERVES” IN THIS LEASE GROUP. OUR OPERATIONS WITH RESPECT TO THIS LEASED GROUP ARE ENTIRELY EXPLORATORY.

Tres Alamos Project

The Tres Alamos Project consists of 14 State of Arizona mineral exploration permits numbered 08-114302 through 08-114304 and 08-114314 through 08-114324.

The Tres Alamos Project is located 65 miles east of Tucson and 18 miles northeast of Benson, Arizona. Access is along paved and unpaved roads north and east of Benson. IMC US has leased 14 sections of State of Arizona land in the Little Dragoon Mountains and the area just north of them in Cochise County. These permits cover about 7911 acres. Railroad lines are approximately 12 miles to the southeast of the project area. Tres Alamos Wash and the Palomas Ridge to the north are the areas with limestone outcrops. The limestone beds have a moderate east dip and northwest strike in the area of Palomas Ridge. The exposures of the limestone sediments stretch over 8000 feet in the NW-SE direction on Palomas Ridge and for about 2000 feet in the SW-NE direction. In Tres Alamos Wash, the beds dip to the southeast and strike generally northeast. Over 300 surface rock chip samples have been taken and indicate good cement grade limestone. The area has been mapped by a consulting geologist.

Description of Property held by Canadian Infrastructure Corp.(“CIC”), a wholly-owned subsidiary of Infrastructure Materials Corp.

Property Location and Description

In December of 2009, the Company expanded its area of exploration to include areas with a potential for cement stone located in south-central Manitoba, Canada. The Company acquired Canadian Infrastructure Corp.(“CIC”), as a wholly-owned subsidiary pursuant to a Share Exchange Agreement (the “Agreement”) between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 13, Certain Relationships and Related Transactions, and Director Independence herein. CIC holds 95 quarry leases granted by the Province of Manitoba on three properties known as the Dauphin property, the Winnipegosis property and the Spence property. These leases cover 6,090 hectares or 15,049 acres. Exploration had been done on all three properties in the past.

The following is a map highlighting the properties held by CIC in Manitoba, Canada.

SMD Mining Ltd., which merged with Eldorado Mining to become Cameco, carried out drilling and sampling on the Dauphin property in 1988 – 89. In 1991, Cameco carried out compilation geology, sampling and drilling on the Winnipegosis property. In 1992 Continental Lime Ltd. carried out outcrop sampling and drilling on the Spence property. The Dauphin property covers an area of high calcium shale known as the White Speckled Shale unit of Cretaceous age. This unit is from 2 to 8 meters in thickness. The Winnipegosis and Spence properties cover an area of high calcium limestone, part of the Dawson Bay Formation of Devonian age. CIC drilled the Dauphin property in 2009. The drilling was done to verify the original Cameco drilling and also to extend the zone.

Dauphin Group - The Dauphin Property, the Winnipegosis Property and the Spence Property

The Dauphin Property consists of 35 quarry mineral leases. The 35 quarry mineral leases are identified by Quarry Lease number in the Manitoba Innovation, Energy and Mines, Mines Branch records as follows: QL-1958 through 1981 and 2055 through 2065.

The Winnipegosis Property consists of 25 quarry mineral leases identified by Quarry Lease number in the Manitoba Innovation, Energy and Mines, Mines Branch records as follows: QL-1983 through 2004 and 2050 through 2052.

The Spence Property consists of 35 quarry mineral leases identified by Quarry Lease number in the Manitoba Innovation, Energy and Mines, Mines Branch records as follows: QL-2005 through 2011, 2013, 2015 through 2033, 2037, and 2039 through 2045.

CIC is the registered lessee of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to these claims. CIC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. Currently, a claim holder is required to pay annual rent of CDN$24 per hectare of fraction thereof per lease.

THERE ARE NO KNOWN “RESERVES” IN THIS LEASED GROUP. OUR OPERATIONS WITH RESPECT TO THIS LEASED GROUP ARE ENTIRELY EXPLORATORY.

Description of Property held by Silver Reserve Corp. (“SRC”), a wholly-owned subsidiary of Infrastructure Materials Corp.

Property Location and Description

The following is a map highlighting the counties in the State of Nevada where the properties held by SRC are located.

The following claim groups are described below: Klondyke Claim Group, Dyer Claim Group, Montezuma Claim Group, Nivloc Claim Group (now identified as NL Extension Projects Claim Group), Sylvania Claim Group, Santa Fe Claim Group, Silver Queen Claim Group, Blue Dick Claim Group, Weepah Hills Claim Group, Kope Scheelite Group, Quailey Patented Claims and Quailey Unpatented Claims, Pansy Lee Claim Group, Gold Point Claim Group and Red Rock Mill. These claims were originally acquired by the Company and assigned to SRC.

Mohave Property Purchase Agreement

On August 1, 2006, the Company entered into a property purchase agreement (the “Mojave Property Purchase Agreement”) with the Mojave Silver Company, Inc. (the “Mojave Silver Property”) to acquire a 100% interest in claims located in Esmeralda County and Mineral County, Nevada (as further described below) and known as the Klondyke Claim Group, Dyer Claim Group, Montezuma Claim Group, Nivloc Claim Group (now identified as NL Extension Projects Claim Group), Sylvania Claim Group, Santa Fe Claim Group, Silver Queen Claim Group, Blue Dick Claim Group, Weepah Hills Claim Groups, Kope Scheelite Group, Quailey Patented Claims and Quailey Unpatented Claims (collectively the “Mojave Claims”). The Mojave Claims were conveyed in exchange for 3,540,600 shares of the Company’s common stock, then valued at $885,150. All of the Mojave Claims were subsequently assigned to our wholly-owned subsidiary, SRC.

Silver Queen Claim Group

The Silver Queen Claim Group consists of 147 unpatented, lode mineral claims located in Esmeralda County, Nevada, approximately nine miles west of Silver Peak, Nevada on Highway 47. The claim area covers approximately 3,037 acres. The property is accessed by dirt roadways.

The claims are located in the Red Mountain District. The Silver Queen Claim Group covers a northwest trending group of silver deposits that include the Silver Queen and Mohawk mines. In 1920 a producing mine was constructed and production continued through the late 1950's at the Mohawk location.

In June 2008 four drill holes were completed to depths of 400 to 500 feet vertically in the Silver Queen area on surface anomalies noted during grid sampling. In July 2008 five holes were drilled to intercept unmined mineralized zones noted by a previous operator within the Mohawk workings.

SRC is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM and an annual fee estimated to be $85 per claim to the State of Nevada payable no later than June 1, 2011. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and Idaho.

The 147 Silver Queen lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 969847 through 969850, 870453 through 870535, 966963 through 967017, 986543, 969852 through 969853, 737071 and 737072.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

NL Extension Projects Claim Group

The NL Extension Projects Claim Group consists of 18 unpatented, lode mineral claims located in Esmeralda County, Nevada, approximately 6.5 miles southwest of Silver Peak, Nevada on Highway 47. The claim group covers approximately 372 acres. In previous reports filed by the Company, this claim group was sometimes referred to as the “Nivloc Claim Group.”

The NL Extension Projects Claims are located approximately 6.5 miles southwest of Silver Peak, Nevada and are accessible along a dirt road 7 miles west of Silver Peak. Elevations on the property range from 5900 feet to 6400 feet. The NL Extension Projects Claims lie on the eastern flank of Red Mountain and, with the Sixteen-to-One and Mohawk deposits, form a mineralized zone which trends northwesterly. The veins trend northeasterly across the zone. The Nivloc Mine operated from 1937 to 1943. The Nivloc Mine is adjacent but not within the claim group held by the Company. The Nivloc mine encountered non-mineralized carbonates at around 900 feet and we assume that the reserves here are exhausted.

A 5-hole exploratory reverse circulation drill program was completed by SRC in January 2008. Hole NL5 intersected 30 feet with an average grade of 2.5 ounce silver and 0.033 ounce gold per ton. The hole also intersected a second 15-foot zone with five feet grading 21 ounces silver and an average grade of 8.5 ounce silver per ton but no gold. These intersections appear to be extension of the Nivloc veins 2800 feet east of the old mine workings. Hole NL3 also appeared to intercept the vein but was abandoned due to up-hole collapse. Two additional core holes were drilled to target the veins intersection in NL5 from different angles to verify if the original intercepts went through the vein.

SRC is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM and an annual fee estimated to be $85 per claim to the State of Nevada payable no later than June 1, 2011. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and Idaho.

The 18 NL Extension lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 867511 through 867525 and 964719 through 964721.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Klondyke Claim Group

The Klondyke Claim Group consists of 104 unpatented, lode mineral claims located in Esmeralda County, Nevada. The Klondyke Claim Group is accessible by road from Tonopah, Nevada. The property lies at elevations ranging from 5,400 feet to 5,908 feet. The claim group covers approximately 2,149 acres and is accessed by Nevada Route 93 and dirt road access. Fifty-six claims were acquired pursuant to the Mojave Purchase Agreement. SRC staked an additional forty-eight claims.

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

Grid sampling has identified a large gold-only anomalous zone in the southern portion of the property. A trenching program is recommended to expand this anomaly.

SRC is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM and an annual fee estimated to be $85 per claim to the State of Nevada payable no later than June 1, 2011. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and Idaho.

The 104 Klondyke lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 867448 through 867503, 936129 through 936136, 964630 through 964635, 964637 through 964656, 964662 through 964667, 944675, 964682, 964689, and 964696 through 964700.

Subsequent to the period covered by this report, the Company elected to abandon 56 of the 104 claims.

In addition, we lease two patented claims from Ovidia Harting (“Harting”) pursuant to a Lease Agreement dated May 30, 2008.  The Lease Agreement has a renewable term of 10 years and permits SRC to explore the area covered by the patented claims.  The Lease Agreement provides for annual payments of $1,000 per claim to Harting.  The Lease Agreement also provides that we pay the real estate taxes imposed by Esmeralda County.  These two patented claims are subject to a 3% net smelter return royalty to be calculated and paid to Harting within 45 days after the end of each calendar quarter.  These claims are known as the President and Annex claims, survey No. 4141 in Section 30T IN, R43E of Esmeralda County.  The Company may terminate this Lease Agreement at any time by giving 60 days notice in writing to Harting.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP.  OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Dyer Claim Group

The Dyer Claim Group consists of 8 unpatented, lode mineral claims located in Esmeralda County, Nevada, approximately 5 miles east of the town of Dyer, Nevada on Highway 3A. The Dyer group of claims is accessible from the town of Dyer, Esmeralda County and cover approximately 165 acres.  The Dyer district consists of several prospects and a few small mines that were operated by unknown operators.  Phelps Dodge Corp briefly held claims in the area in the 1990’s.  Mineralization consists of copper-gold in quartz veins within limestone rocks.

SRC is the registered holder of this claim group.  There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims.  These payments include an annual fee of $140 per claim to the BLM and an annual fee estimated to be $85 per claim to the State of Nevada payable no later than June 1, 2011.  In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and Idaho.

The 8 Dyer lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 871091 through 871094 and 871099 through 871102.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP.  OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Sylvania Claim Group

The Sylvania Claim Group consists of 2 unpatented, lode mineral claims located in Esmeralda County, Nevada.  The Sylvania claims are accessible from the town of Lida, Nevada.  This claim group covers approximately 41 acres.

The Sylvania District consists of a number of prospects, the Sylvania Mine and three small open pit mines.  Production has occurred in the past. The deposits occur in a mile-wide northwest-trending belt or zone.  Based upon publicly available records, the deposits are mainly silver-lead but some gold and tungsten also occurs.  Most of the silver-lead deposits are veins in limestone.  SRC held a larger group of claims at this location but felt that further work was not warranted and allowed all but two claims covering the old workings to lapse.

SRC is the registered holder of this claim group.  There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims.  These payments include an annual fee of $140 per claim to the BLM and an annual fee estimated to be $85 per claim to the State of Nevada payable no later than June 1, 2011.  In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and Idaho.

The 2 Sylvania lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 871136 and 871137

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP.  OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Montezuma Claim Group

The Montezuma Claim Group consists of 10 unpatented, lode mineral claims located in Esmeralda County, Nevada approximately 12 miles southwest of the town of Goldfield, Nevada on Highway 95.  Access to the property is along Highway 95, 6 miles south of Goldfield and then approximately 14 miles west along a dirt road.  The property lies at elevations ranging from 6400 feet to 6895 feet.  This claim group covers approximately 207 acres.  The Montezuma District consists of a number of prospects, some shafts and tunnels and one small mine. Based upon publicly available records, the district is predominantly a silver-lead district although small amounts of copper, gold and bismuth were found in some of the producers. The deposits consist of quartz veins in limestone and shale.  Mapping done in the spring of 2008 indicates the property lies on the southern edge of a caldera, warranting further exploration work. A "caldera" is cauldron-like volcanic feature formed by the collapse of land following a volcanic eruption.

SRC is the registered holder of this claim group.  There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims.  These payments include an annual fee of $140 per claim to the BLM and an annual fee estimated to be $85 per claim to the State of Nevada payable no later than June 1, 2011.  In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and Idaho.

The 10 Montezuma lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 871181 through 871186 and 870091 through 870094.

Subsequent to the period covered by this report, the Company elected to abandon 5 of the 10 claims.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP.  OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Blue Dick Claim Group

The Blue Dick Claim Group consists of 19 unpatented, lode mineral claims located in Esmeralda County, Nevada, approximately 2.5 miles west of the town of Lida, Nevada on Highway 3.  Access is by dirt road.  This claim group covers approximately 393 acres.

The Blue Dick claims are located in the SE part of the Palmetto Mining District.  Production occurred prior to 1960 and the deposits contained silver, gold and lead and occur in veins, according to available public records. Most of these veins trend west or northwest. The claim area contains numerous prospects, tunnels, shafts and two small open pit mines. The Blue Dick mine has two shafts and two tunnels but no data is available.

Geologic mapping and sampling indicates complex low angle faulting traced from the historic underground mine workings along strike for a length of at least 3000 feet. Rock chip sampling underground carried grades of gold 1.3 opt and silver 69 opt.

SRC is the registered holder of this claim group.  There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims.  These payments include an annual fee of $140 per claim to the BLM and an annual fee estimated to be $85 per claim to the State of Nevada payable no later than June 1, 2011.  In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and Idaho.

The 19 Blue Dick lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 868274 through 868278 and 868284 through 868297.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP.  OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Weepah Hills Claim Group

The Weepah Hills claim is located in Esmeralda County, Nevada, approximately 15.5 miles southwest of Tonopah, Nevada on Highways 95/6.  Access to this claim is via a dirt road leading off Highways 95/6.  After the initial examination of this claim group, the Company decided further work was not warranted and all but one unpatented, lode mineral claim covering the old workings were allowed to lapse.  This claim covers approximately 21 acres.  There are mine workings and a large head frame on the claim, which was operated in the early 1960’s, according to public records.

SRC is the registered holder of this claim group.  There are no underlying agreements or royalty interests of third parties that pertain to this claim. SRC will remain as the record holder of the claim as long as it continues to make all payments required by law to maintain the claim.  These payments include an annual fee of $140 per claim to the BLM and an annual fee estimated to be $85 per claim to the State of Nevada payable no later than June 1, 2011.  In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and Idaho.

The single Weepah Hills lode mining claim is identified in the BLM records by Nevada Mining Claim number: NMC 868319.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP.  OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Kope Scheelite Claim Group

The Kope Scheelite Claim Group consists of 26 unpatented, lode mineral claims located in Mineral County, Nevada, approximately 12 miles east of Mina, Nevada.  Access is by dirt road.    The elevations on the claim area range from 6800 feet to 7000 feet.  The Kope Scheelite claims are located on the southernmost part of the Gabbs Valley Range. The workings on the property consist of numerous shafts and prospects.  This claim group covers approximately 537 acres.

Geologic mapping completed in 2007 indicates strong NW/SE bearing mineralized trends running across the property.  Recent mapping indicated new strong gold, silver and copper mineralization along NW/SE bearing structures.

SRC is the registered holder of this claim group.  There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims.  These payments include an annual fee of $140 per claim to the BLM and an annual fee estimated to be $85 per claim to the State of Nevada payable no later than June 1, 2011.  In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and Idaho.

The 26 Kope Scheelite lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 871216 through 871223, 871229 through 871240, 871244, 964722 through 967424 and 694732 through 964733.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP.  OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Santa Fe Claim Group

The Santa Fe Claim Group consists of 16 unpatented, lode mineral claims located in Mineral County, Nevada, approximately five miles north of Luning, Nevada.  This claim group covers approximately 331 acres.  The Santa Fe claims are accessible from the town of Luning, Nevada.  The Santa Fe district is located in the Gabbs Valley Range northeast of Luning.  The Santa Fe property was first located in 1879 and has produced silver and lead, according to public records.  Workings consist of a 300 ft incline and several hundred feet of tunnels on different levels.  Significant silver and gold values have been obtained from sampling on the vein systems warranting further exploration.  The property was mapped in late 2007 and a follow up grid sampling program will be developed to define drill targets at a future date.

SRC is the registered holder of this claim group.  There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims.  These payments include an annual fee of $140 per claim to the BLM and an annual fee estimated to be $85 per claim to the State of Nevada payable no later than June 1, 2011.  In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and Idaho.

The 16 Santa Fe lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 868205 through 868210, 868214 through 868218 and 868224 through 868228.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP.  OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Quailey Claim Group

The Quailey Mine Claim Group consists of 7 unpatented, lode mineral claims and 10 patented claims (for a total of 17 claims) located in Mineral County, Nevada approximately 16 miles southeast of Hawthorne, Nevada on the northwest side of Excelsior Mountains.    This claim group covers approximately 341 acres.

In the past the Federal government permitted private parties to obtain title to a claim known as a “patent claim” if certain conditions were met.  A patented mining claim arises where the Federal Government passes its title to the claimant, making it private land.  A mineral patent gives the owner exclusive title to the mineral interests and title to the surface and other resources.  Patents for claims are no longer issued.  Staked claims are created by physically inserting a stake in the ground at each corner of the claim and filing the location of the claim as so demarcated with a government BLM recording office.  The right is restricted to the extraction and development of mineral deposits.  No land ownership is conveyed with an unpatented claim.

The Quailey Mine claims are located approximately 25 miles south, southeast from the town of Hawthorne, Nevada and are accessible from Hawthorne via Nevada Route 359 and dirt roadways to the claim area.  A number of dirt roads provide access to the main workings of the former mine.  Most of the information for the Quailey Mine Project was obtained from a 1975 report by J. McLaren Forbes.  The early work on the property was done in 1882 when copper ores with silver and gold values were mined and smelted on the property.   Later, between 1907 and 1914, Excelsior Enterprises Inc. was active on the property.  Just prior to this activity, a number of the claims were surveyed and patented.  During the period 1975-76 the mine was rehabilitated.  This work was done by Ladd Enterprises Inc, of Reno, Nevada.

Historical records indicate that an unknown amount of copper, gold and silver ores were mined from 4000 feet of developed mine workings.

SRC is the registered holder of this claim group.  There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims.  These payments include an annual fee of $140 per claim to the BLM and an annual fee estimated to be $85 per claim to the State of Nevada payable no later than June 1, 2011.  In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and Idaho.  Also, the patented claims are subject to County real estate taxes.

The 7 Quailey lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 916095 through 916096, 916099, 916103, 935444 through 935446.  The patented claims are identified as follows:

Parcel 1: Patented Claim, Mineral County Parcel APN 08-200-11; PLSS T5N R31E MDM Sections 2 and 3 as Patent File #141100.
Parcel 2, which includes eight claims named Butte, Central, Calumet, Red Bank, Bonanza, Great Eastern, Roosevelt and Bisbee known as Mineral County Parcels APN 09-200-10 and APN 09-200-12; PLSS T5N R31E MDM Sections 1, 2, 3, 10 & 11 with Patent File #141941.
Parcel 3, which includes the Northeasterly 750 feet of the San Juan claim designated by Survey No. 3303, PLSS T5N R31E MDM, recorded as Patent File #141941 and known as Mineral County Parcel APN 09-200-05.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP.  OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Pansy Lee Claim Group

On August 1, 2006, the Company acquired the Pansy Lee Claims from Anglo Gold Mining Inc. in exchange for 1,850,000 shares of the Company’s common stock pursuant to an Asset Purchase Agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”).  Pursuant to the Pansy Lee Purchase Agreement, in the event that any one or more claims becomes a producing claim, our revenue is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue.  Gross revenue would be calculated after commercial production commences and includes the aggregate of the following amounts: revenue received by the Company from arm’s length purchasers of all mineral products produced from the property, the fair market value of all products sold by the Company to persons not dealing with the Company at arms length and the Company’s share of the proceeds of insurance on products.  From such revenue, the Company would be permitted to deduct:  sales charges levied by any sales agent on the sale of products; transportation costs for products; all costs, expenses and charges of any nature whatsoever which are either paid or incurred by the Company in connection with the refinement and beneficiation of products after leaving the property and all insurance costs and taxes.  The 2% net smelter royalty pertains to 8 of the 30 claims in this group, identified as follows:  NMC 879333 through 879335 and NMC 859406 through 895410.

The Pansy Lee Claim Group currently consists of 30 unpatented, lode mineral claims located in Humboldt County, Nevada, approximately eight miles northwest of Winnemucca, Nevada.  The claim group covers approximately 620 acres.  The Pansy Lee claims are accessible by road from Winnemucca, Nevada.  A graded dirt road runs northwesterly for a distance of 12 miles to the property which lies at elevations ranging from 4600 feet to 5200 feet.

A substantial amount of underground work has been done on the Pansy Lee Claims, as much as 910 feet below surface with over 6000 feet of horizontal tunneling on several levels. A mine was operated at the Pansy Lee claim site from 1937 to 1942.  Further production occurred in 1964 and 1974.  Work was undertaken again in 1981 and 1982 by Santa Fe Mining Company.

The Nevada Bureau of Mines Bulletin 59 (1964) reported the following production figures for this claim groups:

Date	Action	Tons	Au	Ag
1936-37	Shipped	205	-	-
1939-40	Shipped	1,677	-	-
1939-42	Milled	39,598	0.134	11.5
1941	Shipped	407	0.385	32.5
Total		41,887

In March and April of 2008, SRC drilled three core holes and completed to depths of 800 feet on angle below the existing workings. It appears the 'Swede' vein was encountered in all three holes.  Work to date indicates the mineralized zone should extend to depth and along strike on the 2 main veins in the mine.  We believe further drilling of these extensions is warranted.

As described above, we hold this claim group through our wholly-owned subsidiary, SRC, subject to the 2% net smelter return royalty rights of Anglo Gold Mining Inc.  SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims.  These payments include an annual fee of $140 per claim to the BLM and an annual fee estimated to be $85 per claim to the State of Nevada payable no later than June 1, 2011.  In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and Idaho.

The 30 Pansy Lee lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 859406 through 859432 and 879333 through 879335.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP.  OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Gold Point Claim Group

On February 15, 2008, the Company entered into an agreement with Roger Hall, then an officer and director of the Company, to acquire 14 unpatented, lode mineral claims referred to as the Gold Point Claim Group in consideration of the sum of $5,000 dollars payable in cash and 175,000 common shares of the Company.

The Gold Point Claim Group now consists of 8 unpatented lode mineral claims covering approximately 165 acres located in Nye County in the Gold Point District, about 10 miles north east of Current, Nevada off Nevada Route 6.  Access is via Route 6 and along a dirt road for approximately two miles.

Mineralization from 0.5 to 10 ppm gold was noted in shaley rocks adjacent to substantial jasperoids on the property.  The “jasperoids” found in Nevada are hard, dense purple-black rocks where silica solutions have replaced limestone.

SRC is the registered holder of this claim group.  There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims.  These payments include an annual fee of $140 per claim to the BLM and an annual fee estimated to be $85 per claim to the State of Nevada payable no later than June 1, 2011.  In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and Idaho.

The 8 Gold Point lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 975797 through 975802, 975804 and 975806.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP.  OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Red Rock Mill

On August 1, 2006, the Company entered into an agreement with International Energy Resources, Inc. to purchase a mill building and related milling equipment located on 28 mill site claims at Mina in Mineral County, Nevada.  The mill building is a corrugated steel structure.  The assets were conveyed in exchange for 6,975,000 Shares of the Company valued at $1,743,750 pursuant to a Property Purchase Agreement with International Energy Resources, Inc.

On August 1, 2006 the Company purchased the refinery equipment from Nevada Refinery Inc. in exchange for 88,500 shares of common stock of the Company, valued at $22,125.  This equipment can be used to refine “dore” bars or smelt concentrate produced from the milling process. “Doré” bars are bars of precious metal, in this case silver and gold, poured from molten material recovered in the final processing of the mill.

The milling facility is a custom mill installation located on Highway 95 near the town of Mina, Nevada, approximately 185 miles south east of Reno, Nevada.  Access is via a dirt road east of Highway 95.  The mill has operated under various configurations to meet specific requirements of prior operators.  Ore from various sources has been custom milled and processed for the production of concentrate or doré bars.

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

In August 2009 22 of the 28 originally acquired mill site claims were abandoned.  The Red Rock Mill claims now consist of 6 unpatented, mill site claims covering approximately 30 acres.

SRC is the registered holder of this claim group.  There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims.  These payments include an annual fee of $140 per claim to the BLM and an annual fee estimated to be $85 per claim to the State of Nevada payable no later than June 1, 2011.  In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and Idaho.

The 6 Red Rock Mill site claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 417400 through 417403 and 417406 through 417407.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP.  OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Regulations Governing Mining Exploration in Nevada, Idaho and Arizona

All mining exploration in Nevada, Idaho and Arizona is subject to regulations that cover exploration work where the surface is disturbed, including air and water quality; waste management; protection of the environment, wildlife, archeological and historical sites; road building; plus other matters.

Mining exploration in Nevada is subject to regulation by the Nevada Division of Environmental Protection’s Bureau of Mining Regulation and Reclamation (BMRR), and in some circumstances the local county where the claims are located.

Mining exploration on Arizona state land is subject to regulation by the Arizona State Lands Department.  An exploration permit is needed to drill or trench and a plan of operations must be submitted and approved. A reclamation bond is posted when the exploration permit is issued and additional fees can be added when the plan of operations is approved, if plants and trees are to be removed or damaged.

All mining exploration on federal lands in Nevada, Idaho and Arizona is carried out subject to regulations established by the United States Department of Interior under its Bureau of Land Management (“BLM”) or United States Forest Service (“USFS”) agencies, depending upon which agency manages the land where the exploration work is performed.  Permits for exploration work on federal lands are issued and supervised by the respective agency.  Notices of Intent and Plans of Operations must be submitted and approved. Before any drilling or trenching can occur on any claim group on public lands, the Company is required to post with the respective agency a bond that back the Company’s obligations to restore the site and correct environmental damage (if any) caused by the Company’s activities.

Item 3.   Legal Proceedings.

There is no legal proceeding pending or, to the best of our knowledge, threatened against the Company.

Item 4. Removed and Reserved

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of June 30, 2010, there were 68,193,457 shares of common stock of the Company (a “Share” or “Shares”) outstanding, held by 583 shareholders of record.

Securities issued during the Year Ended June 30, 2008

Convertible Debentures issued in the year ended June 30, 2007 as well as Convertible Debentures of similar terms issued in the year ended June 30, 2006, were converted into Shares and warrants between October 3, 2007 and November 5, 2007.  This resulted in the issuance of 7,002,134 Shares and 7,002,134 warrants.  Accrued interest on the Convertible Debentures was paid in 184,596 Shares of the Company.  The expiry dates of the warrants were extended to December 31, 2009 by a resolution of the Board of Directors on June 18, 2008.

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

On February 15, 2008 the Company entered into an agreement with Roger Hall, then an officer and director of the Company, to acquire 15 mineral claims referred to as the Gold Point Claim Group in consideration of $5,000 payable in cash and 175,000 Shares of the Company, valued at $105,000.

Between March and September 2008 the Company issued 175,000 Shares valued at $85,250 to Endeavor Holdings, Inc. in accordance with the terms of a contract dated March 3, 2008.  The contract was terminated on October 1, 2008.

Securities issued during the Year Ended June 30, 2009

On August 22, 2008, the Company completed private placements with accredited investors for 7,040,000 Units (individually, a “Unit”) at $0.50 per Unit.   Each Unit consists of one Share and one half a Share purchase warrant.  Each full warrant entitles the holder to purchase one Share at a price of $0.75 on or before September 1, 2010.  This private placement was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to an exemption afforded by Regulation S promulgated thereunder (“Regulation S”). All of the investors were non-U.S. Persons, as that term is defined under Regulation S. In connection with the private placement, the Company paid a commission of $147,000 and issued 294,000 “broker warrants” to purchase Units at $0.50 per Unit.  Any Units sold pursuant to the exercise of the broker warrants have the same terms as the Units sold to investors.

On December 11, 2008, the Board of Directors approved a one time offer to all warrant holders to reduce the exercise price of all unexercised warrants from $0.75 to $0.25 per Share, if the warrants were exercised prior to February 28, 2009. The Company received elections to purchase 8,900,907 common shares under the one time offer for exercise of warrants at $0.25 per share and issued 8,900,907 common shares for total consideration of $2,225,227.

Securities issued during the Year Ended June 30, 2010

The Company entered into an agreement to acquire, as a wholly-owned subsidiary, Canadian Infrastructure Corp., a Canadian corporation, pursuant to a Share Exchange Agreement (the “CIC Agreement”) between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009.  Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 shares of the Company.  The Company is accounting for the acquisition of CIC as a business combination that is accounted for under the acquisition method as discussed in FASB ASC Topic 805. The CIC Agreement closed on February 9, 2010.

On June 25, 2010, the Company completed a private placement of 6,973,180 shares of the Company’s common stock at a price of $0.23 per Share for total consideration of $1,603,831. The private placement was exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption afforded by Regulation S promulgated thereunder.  Each investor that participated in the private placement was a non-“U.S. Person” as that term is defined under Regulation S.

Our common stock is traded on the Over the Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol “IFAM” (formerly “SLVV”). The Over the Counter Bulletin Board does not have any quantitative or qualitative standards such as those required for companies listed on the Nasdaq Small Cap Market or National Market System. The high and low sales prices of our common stock during the fiscal years ended June 30, 2010 and June 30, 2009 are as follows:

Quarter ended	High	Low

September 30, 2009	$0.40	$0.23

December 31, 2009	$0.36	$0.15

March 31, 2010	$0.32	$0.13

June 30, 2010	$0.35	$0.14

September 30, 2008	$0.69	$0.30

December 31, 2008	$0.35	$0.08

March 31, 2009	$0.37	$0.15

June 30, 2009	$0.52	$0.18

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

The following table summarizes the options outstanding as of June 30, 2010:

		Weighted	Weighted
		average	average
		remaining	remaining
		contractual	contractual
	Option Price	life (in years)	life (in years)	Number of options:
Expiry Date	Per Share	2010	2009	2010	2009
Aug 15, 2009	$0.25		4.51	-	50,000
Aug 30, 2009	$0.25		0.17	-	20,833
Aug 30, 2009	$0.15		0.17	-	10,417
Dec 31, 2009	$0.30		0.51	-	50,000
Dec 31, 2009	$0.35		0.51	-	133,333
Sep 30, 2010	$0.15	0.26	4.51	250,000	250,000
Oct 15, 2010	$0.15	0.30	4.57	300,000	300,000
June 30, 2011	$0.47	1.01	5.00	50,000	50,000
Aug 30, 2011	$0.25	1.18		250,000	-
April 9, 2012	$0.30	1.80	2.82	1,800,000	1,800,000
April 16, 2012	$0.30	1.82	2.84	50,000	50,000
Jan 23, 2013	$0.30	2.61	3.62	50,000	50,000
April 1, 2013	$0.35	2.79	3.81	50,000	50,000
Dec 10, 2013	$0.15	3.50	4.51	1,475,000	1,675,000
Feb 2, 2014	$0.31	3.65	4.66	150,000	150,000
Oct 22, 2014	$0.33	4.38		25,000	-
Jan 14, 2015	$0.25	4.61		250,000	-
Feb 16, 2015	$0.28	4.70		100,000	-
Apr 25, 2015	$0.23	4.89		50,000	-
Options outstanding at end of year				4,850,000	4,639,583
Weighted average exercise price at end of year				$0.23	$0.24
Weighted average remaining contractual life (in years)				2.43	3.65

	Number of options:
	2010	2009
Outstanding, beginning of year	4,639,583	2,600,000
Granted	675,000	4,550,000
Expired	-	-
Exercised	-	-
Forfeited	(464,583)	(2,510,417)
Cancelled	-	-
Outstanding, end of year	4,850,000	4,639,583
Exercisable, end of year	4,366,666	3,523,750

Item 6.   Selected Financial Data

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the accompanying financial statements and notes included in this report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Discussion of Operations & Financial Condition
Twelve months ended June 30, 2010

The Company has no source of revenue and we continue to operate at a loss.  We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter.  As of June 30, 2010, we had accumulated losses of $16,935,698 (June 30, 2009 - $13,620,745).  Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company’s major financial endeavor over the years has been its effort to raise additional capital to pursue its exploration activities.

In November of 2008, the Company refocused its business to concentrate on the exploration and, if warranted, development of cement grade limestone properties, also located in the States of Nevada and Idaho. The Company’s limestone assets are held by its wholly-owned subsidiary, IMC US which was acquired pursuant to a Share Exchange Agreement as of November 7, 2008. IMC US held five limestone properties at the time of purchase, covering a total of 402 mineral claims.  These claim groups were; the Morgan Hill Group, LM Group, Rock Hill Group, Buffalo Mountain Group and the Aspen Group.  The LM Group was abandoned in August 2009 and subsequent to the period covered by this report, the Company abandoned the Aspen Group.

On December 1, 2008, the Company amended its Certificate of Incorporation to change its name from “Silver Reserve Corp.” to “Infrastructure Materials Corp.”

In December 2009, the Company further expanded its limestone exploration activities by acquiring CIC, which owns limestone quarry leases located in Manitoba, Canada.  The Company purchased CIC, its now wholly owned subsidiary, pursuant to a Share Exchange Agreement (the “CIC Agreement”) between the Company, CIC and Todd D. Montgomery. Mr. Montgomery was the sole shareholder of CIC.  Because Mr. Montgomery is also the Company’s Chief Executive Officer and a member of its Board of Directors, the CIC Agreement was approved by the disinterested members of the Company’s Board of Directors after obtaining an independent appraisal and market study for the properties.  The CIC Agreement closed on February 9, 2010.  CIC controls 95 quarry leases issued by the Province of Manitoba, Canada, covering 6,090 hectares (15,049 acres).

The Company continues to look for opportunities to develop other mineral deposits of commodities in high demand or anticipated high demand.  We believe that the federal governments in the United States will embark on major infrastructure expenditures in the next 10 years creating a demand for cement that exceeds the current sources of supply in certain areas of the United States and Canada.  Cement is made from limestone and we believe our acquisitions in this area have significant potential.

On December 18, 2008, the Company incorporated a second wholly owned subsidiary in the State of Delaware under its former name “Silver Reserve Corp.”, sometimes referred to as “SRC” or “Silver Reserve”. The Company assigned all of its silver/base metal projects to this subsidiary.

We have continued to raise capital and are moving forward with exploration on our Projects. Based on our evaluation of our 18 Limestone Projects completed to date, we have determined that the Blue Nose and Morgan Hill Projects currently provide the best opportunity for development of resources that could go to production. We have completed the evaluation of all of our Silver Reserve Projects and determined that the Silver Queen, Pansy Lee and NL Extension Projects provide the best opportunities for development.  We have decided to discontinue exploration of the silver projects and we are concentrating our efforts on the limestone Projects.  As of the date of this report, the Company is seeking a buyer to purchase the assets of our wholly-owned subsidiary, Silver Reserve Corp.

The consolidated financial statements include the accounts of the Company and its subsidiaries, IMC US, SRC and CIC.  All material inter-company accounts and transactions have been eliminated.

SELECTED ANNUAL INFORMATION

	June 30, 2010	June 30, 2009

Revenues	Nil	Nil
Net (Loss)	$(3,314,953)	$(6,045,477)
(Loss) per share-basic and diluted	$(0.05)	$(0.11)
Total Assets	$3,793,141	$4,884,471
Total Liabilities	$210,562	$270,901
Cash dividends declared per share	Nil	Nil

Our total assets for the year ended June 30, 2010, include cash and cash equivalents of $1,598,248, short-term investments of $586,745, prepaid expenses of $122,343, capital assets of $971,280, net of depreciation, and mineral property interests of $514,525. Our total assets for the year ended June 30, 2009 include cash and cash equivalents of $420,266, short-term investments of $3,116,803, prepaid expenses of $205,482 and capital assets of $1,141,920. Total assets decreased from $4,884,471 on June 30, 2009 to $3,793,141 on June 30, 2010.  This decrease is the result of expenses incurred in the course business offset, in part, by a private placement of common stock in June 2010.

Revenues

No revenue was generated by the Company’s operations during the years ended June 30, 2010 and June 30, 2009.

Net Loss

The Company’s expenses are reflected in the Statements of Operation under the category of Operating Expenses.  To meet the criteria of United States generally accepted accounting principles (“GAAP”), all mineral property acquisition and exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as the FASB Emerging Issues Task Force ("EITF") Issue 04-2.  The Company assesses the carrying costs for impairment under ASC 930 at each fiscal quarter end.   The Company has determined that, except for the amount capitalized as Mineral Property Interests for $514,525 pursuant to the acquisition of CIC, all property payments are impaired and accordingly the Company has written off the acquisition costs to project expenses.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized.  For the purpose of preparing financial information, all costs associated with a property that has the potential to add to the Company's proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserve is completed.  Except for the Mineral Property Interests discussed above, no costs have been capitalized in the periods covered by these financial statements.  Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administration Expense

General and administration expense represents professional, consulting, office and general and other miscellaneous costs incurred during the periods covered by this report.  General and administration expense for the year ended June 30, 2010 were $1,386,637, as compared with $3,472,024 for the year ended June 30, 2009.  General and administration expense represents approximately 39% of the total operating expense for the year ended June 30, 2010 and 57% of the total Operating Expense for the year ended June 30, 2009.  General and administrative expense decreased by $2,085,387 in the current year, compared to the prior year.  Most of the reduction in this category of expense is due to a decrease in consulting fees of approximately $1,062,000, a decrease in stock based compensation costs of approximately $588,000, and a decrease in warrant modification expense of $346,673.

      (b) Project Expense

Project expense includes costs of acquiring and maintaining claims, permitting processes, consultants, drilling, assaying and geologists.  Included in operating expenses for the year ended June 30, 2010 is project expenses for $2,018,538 as compared with $2,409,468 for the year ended June 30, 2009.  Project expense represents approximately 56% of the total operating expense for the year ended June 30, 2010 and approximately 40% of the total operating expense for the year ended June 30, 2009. Nearly 90% of project expenses for the year ended June 30, 2010, related to acquisition of and exploration on the limestone claims.

Liquidity and Capital Resources

The following table summarizes the company’s cash flows and cash in hand:

	Year ended	Year ended
	June 30, 2010	June 30, 2009

Cash and cash equivalents	$1,598,248	$420,266
Working capital	$2,096,774	$3,471,650
Cash (used) in operating activities	$(2,938,702)	$(3,599,725)
Cash provided/(used) in investing activities	$2,512,853	$(3,132,091)
Cash provided by financing activities	$1,603,831	$5,598,227

As of June 30, 2010, the Company had working capital of $2,096,774 as compared to $3,471,650 as of June 30, 2009.  Working capital decreased as a result of a decrease in capital financing activities during the year ended June 30, 2010, as compared to the previous year.

Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangements as of June 30, 2010 and June 30, 2009.

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

On September 14, 2007, the Company engaged Lumos & Associates, Inc. (“Lumos”) to complete the regulatory permitting process for the Company’s Mill in Mina, Nevada.  The total consideration to be paid under the contract is approximately $350,000.  The permitting process is being carried out in twelve stages. The completion date has not been determined. The Company is required to authorize in writing each stage of the work before the work proceeds. As of June 30, 2010, the Company had recorded $318,832 for this contract (June 30, 2009 - $134,181).

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”).  The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years.  Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement.  The 25 Option Claims together with the 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

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

On April 9, 2009, the Company and Edgar entered into an Amendment to the Edgar Lease Agreement (the “Amendment”), effective as of December 8, 2008.  The Amendment provides for Standard Steam LLC to carry out exploration for geothermal energy sources on the Edgar Property after obtaining the written consent of the Company.  The Amendment also provides for other cooperation with Standard Steam LLC regarding mineral rights on Property B of the Edgar Property.

On May 20, 2009, IMC US engaged Lumos to conduct base line studies for the Blue Nose Project located in Lincoln County, Nevada with the intention of determining if a suitable plant site can be located.  The study includes analysis of rail and road access and environmental considerations that could impede development.  The total consideration to be paid under the contract is approximately $74,500.  On September 28, 2009, the contract was amended to add an environmental assessment and plan of operations for an additional amount of approximately $62,000.  The Company has to authorize each phase of the work.  As of June 30, 2010, the Company had recorded total expenses of $114,576 pertaining to this contract with Lumos (June 30, 2009 - $9,952).

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

On November 30, 2009, the Company entered into a consulting services agreement with CLL Consulting, LLC (“CLL”) to provide for business and administrative services. The Consulting Agreement has a term of one year and is automatically renewable thereafter. Either party may terminate the Consulting Agreement upon 60 days notice. During the term of the Consulting Agreement the Company will pay CLL a fee of $6,083 per month and reimburse related business expenses

On November 30, 2009, IMC US entered into a Mineral Rights  Agreement with Perdriau Investment Corp. (“Perdriau”) to purchase 50% of the mineral rights, including all easements, rights of way and appurtenant rights of any type that run with the mineral rights in certain sections of Elko County, Nevada (the “Perdriau Property”).  The purchase price was $10 per net acre.  IMC US purchased 340 net acres for a total purchase price of $3,400. Perdriau will be entitled to receive a royalty of $0.25 per ton for material mined and removed from the Perdriau Property. Material mined and stored on the Perdriau Property or adjacent property for reclamation purposes will not be subject to any royalty. Material removed from the Perdriau Property for the purposes of testing or bulk sampling, provided it does not exceed 50,000 tons, will also not be subject to any royalty.  The royalty will be calculated and paid within 45 days after the end of each calendar quarter.

On January 15, 2010, the Company entered into an “Independent Contractor Agreement” with Karl Frost. Mr. Frost was given the title of Chief Geologist of the Company and will be responsible for the preparation and oversight of all geological programs and activities. The Independent Contractor Agreement has a term of one year and is automatically renewable thereafter. Either party may terminate the agreement upon 60 days notice or in the case of breach or default with 5 days of written notice. During the term of the agreement the Company will pay Mr. Frost a fee of $12,500 per month and reimburse him for related business expenses. In addition, during the first term of this agreement, the Company granted Mr. Frost an option to purchase 250,000 common shares of the Company at an exercise price of $0.25 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested. The options granted have a term of 5 years.

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

Also as of January 15, 2010, IMC US entered into a Mineral Rights Agreement with Eugene M. Hammond (the “Hammond Mineral Rights Agreement”) pursuant to which the Company purchased a 25% interest in any and all minerals extracted from 160 acres (the “Hammond Mineral Rights Property”) covered by the Hammond Mineral Rights Agreement.  The purchase price was $400.  In addition, the seller is entitled to receive a royalty of $0.125 per ton on material mined and removed from the Hammond Mineral Rights Property.  The Hammond Mineral Rights Agreement does not cover petroleum.

As of February 1, 2010, the Company entered into a Consulting Services Agreement to provide for receptionist and administrative services at its Reno, Nevada corporate headquarters.  Pursuant to this Agreement, the Company will pay $51,000 per year for such services.

On March 25, 2010, IMC US engaged Lumos to conduct the second phase of base line studies for the Blue Nose Project located in Lincoln County, Nevada with the intention of determining if a suitable plant site can be located with emphasis on transportation access and environmental considerations that could impede development.  The total consideration to be paid under the contract is approximately $55,300. The Company is to authorize each phase of work before the work proceeds. As of June 30, 2010, the Company had recorded total expenses of $36,011 pertaining to this contract with Lumos.

On May 19, 2010, IMC US engaged Mine Development Associates, Inc. to complete a Resource Estimate, Pit Optimization and 43-101 Report for the Blue Nose Project located in Lincoln County, Nevada.  The total consideration to be paid under the contract is approximately $46,000.  As of June 30, 2010, the Company had not incurred any expenses pertaining to this contract.

As of June 1, 2010, the Company entered into a Consulting Agreement with Teatyn Enterprises Inc. (“Teatyn”) to provide business consulting and investor relations consulting.  Under the agreement, Teatyn will receive a monthly fee of CAD $10,000, subject to monthly reductions of up to CAD $3,500 if Teatyn enters into one or more agreements to provide similar services to other companies of which the Company’s Chief Executive Officer is also a director or officer.  The agreement has an initial term of one year and can be renewed on such terms as may be agreed upon between the parties.  The agreement may be terminated at any time by the Company upon 30-days prior written notice or by Teatyn upon the occurrence of certain events defined in the agreement.  In addition the Company granted Teatyn options to purchase up to 250,000 common shares at an exercise price of $0.25 per share.  These options vest at the rate of 20,833 options per month and expire on the date that is 90 days after the termination of the Consulting Agreement.  These options were not granted pursuant to the Company’s 2006 Stock Option Plan.  Upon exercise of the options, Teatyn will receive restricted shares which cannot be re-sold unless their re-sale is registered by the Company pursuant to the Securities Act of 1933 or there is an exemption for the re-sale of such shares such as the exemption afforded by Rule 144.

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the years ended June 30, 2010, and June 30, 2009, were $24,007 and $16,588, respectively.  As of June 30, 2010, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2011, June 30, 2012, and June 30, 2013, are $31,509, $16,572, and $338, respectively.

Maintaining Claims in Good Standing

The Company is required to pay to the Department of Interior Bureau of Land Management (“BLM”) on or before September 1st of each year, a fee in the amount of $140 per mineral claim held by the Company.  The total amount paid on August 31, 2010, was $159,740 for 1,141 claims held by the Company at that date.

Under legislation enacted in Nevada in March 2010, claims owners are required to pay the State of Nevada an annual fee based upon a tiered system that requires fees ranging from $70 to $189 per claim, depending upon the total number of claims in Nevada that an owner holds.  The Company estimates, based upon the 1,141 claims held in Nevada as of September 1, 2010, that its annual fee will be $85 per claim, for a total of $96,985, with the first such annual fee payable no later than June 1, 2011.

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

The Company holds 18 mineral exploration permits covering 18 sections or portions of sections in the State of Arizona.  Mineral exploration permits have a duration of one year from the date of issuance.  The permits can be renewed for up to four additional one-year terms for a total of five years and provide the holder of the permit with an exclusive right to explore for minerals within the state land covered by the permit and to apply for mineral leases to such land.  The holder of a permit may remove from the land only the amount of material required for sampling and testing and is responsible for any damage or destruction caused by the holder’s exploration activities.  The holder of a permit is entitled to ingress and egress to the covered site along routes approved by the Arizona State Land Department.  IMC US has posted a bond required by the State of Arizona to back any reclamation required as a result of work performed.  The permit is renewable if the holder has expended not less than $10.00 per acre during each of the first two year-long periods and $20.00 per acre during each of the next three year-long periods.  The permit fee is $2.00 per acre for the first two years and $1.00 per acre per year for the following three years.  Upon termination of a mineral exploration permit, the State of Arizona is entitled to information collected by the permit holder.  In the event that a permit holder discovers a valuable mineral deposit, the permit holder may apply to the Arizona State Land Department for a mineral lease having a term of 20 years and renewable for an additional 20 years.  A permit holder shall be the preferred recipient of the mineral lease, provided that all applicable requirements are met.  A mineral lease entitles the lessee to develop and establish a mine on the leased premises, provided that a mine plan and all necessary approvals are obtained.

CASH REQUIREMENTS

At June 30, 2010, the Company had cash and cash equivalents of $1,598,248, short-term investments of $586,745 and prepaid expenses of $122,343 for a Current Assets total of $2,307,336.  During the twelve month period ending June 30, 2011, the Company expects to incur approximately $1.2 million in project expenses in connection with its Blue Nose limestone project and plans to incur additional expenses related to other limestone projects.  Our ability to incur Project expenses is subject to permitting programs with the Bureau of Land Management and results of drilling as it progresses.  The Company has no firm commitment for additional financing and may not be able to incur all of the Project and General and administration expenses planned in the next fiscal year unless further capital is raised.

The Company hopes to be able to sell part or all of its precious and base metal projects and the Red Rock Mill or its wholly owned subsidiary that controls these assets, Silver Reserve Corp., and use the proceeds for exploration and drilling on the limestone projects.

SUBSEQUENT EVENTS

Based on a review of all of the Company’s mineral claims, the Company has abandoned certain claims that it has determined are not in the Company’s best interests to retain.

IMC US Limestone Mineral Claims

•	The Aspen mineral claim group was abandoned.
•	255 of the 301 Blue Nose mineral claims were retained and 46 mineral claims were abandoned.
•	25 of the 50 Burnt Springs mineral claims were retained and 25 mineral claims were abandoned.
•	87 of the 242 Jumbled Mountain mineral claims were retained and 155 mineral claims were abandoned.
•	69 of the 139 Lime Mountain mineral claims were retained and 70 mineral claims were abandoned.
•	53 of the 68 MM mineral claims were retained and 15 mineral claims were abandoned.
•	130 of the 208 Morgan Hill mineral claims were retained and 78 mineral claims were abandoned.
•	35 of the 71 Pequop mineral claims were retained and 36 mineral claims were abandoned.
•	45 of the 76 Ragged Top mineral claims were retained and 31 mineral claims were abandoned.
•	4 of the 21 Royale mineral claims were retained and 17 mineral claims were abandoned.
•	76 of the 129 Wood Hills mineral claims were retained and 53 mineral claims were abandoned.

Silver Reserve Corp. Mineral Claims

•	48 of the 104 Klondyke mineral claims were retained and 56 were abandoned.
•	5 of the 10 Montezuma mineral claims were retained and 5 mineral claims were abandoned.

On July 12, 2010, the United States Bureau of Land Management (the “BLM”) approved the Company’s Plan of Operations for 24 of 301 limestone mineral claims located in Lincoln County, Nevada (commonly referred to by the Company as the “Blue Nose Project”).  Under the Plan of Operations, the Company conducted approximately 35 days of grid drilling to depths ranging between 150 and 900 feet beginning in early August.  The Plan of Operations also includes road building and blasting.

On July 14, 2010, the Company posted a reclamation bond in the amount of $240,805 with the BLM in connection with the Blue Nose Project. The Bond backs the Company’s obligations under the Plan of Operations to restore the site and correct environmental damage (if any) caused by the Company’s activities on the Blue Nose Project.

On August 24, 2010, the Company received approval from the State of Arizona of mineral exploration permits for two additional sections covering 1,280 acres.

On September 1, 2010, 700,000 warrants and 294,000 broker warrants expired.

On September 28, 2010, the IMC US engaged Tetra Tech, Inc. to complete the exploration permitting and approval process for its Blye Canyon project near Seligman, Arizona.  The total consideration to be paid under the contract is approximately $19,000.

On September 30, 2010, 50,000 options issued in accordance with the Company’s 2006 Stock Option Plan were exercised and 200,000 options expired.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The Company believes that the adoption of this guidance will not have a material impact on the financial position and results of operations.

In October 2009, the FASB issued update 2009-13, ASC 605, Revenue Recognition: Multiple –Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force. The revised guidance provides for two significant changes to existing multiple element arrangement guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company believes that the adoption of this standard will not have a material impact on the financial position and results of operation.

In October 2009, the FASB issued update 2009-14, ASC 985, Software: Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force. This updated guidance is expected to significantly affect how entities account for revenue arrangements that contain both hardware and software elements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company believes that the adoption of this standard will not have a material impact on the financial position and results of operation.

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

Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as the FASB Emerging Issues Task Force ("EITF") Issue 04-2. The Company assesses the carrying costs for impairment under ASC 930 at each fiscal quarter end. The Company has determined that, except for the amount capitalized as Mineral Property Interests for $514,525 (See Note 14), all property payments are impaired and accordingly the Company has written off the acquisition costs to project expenses. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. To date, mineral property exploration costs have been expensed as incurred. To date the Company has not established any proven or probable reserves on its mineral properties.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.  Financial Statements and Supplementary Data

See the Company’s financial statements and the report of Schwartz Levitsky Feldman, LLP following the signature page of this report, which are included as a part of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. and 9A(T)  Controls and Procedures

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Based on an evaluation, conducted by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of June 30, 2010, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

1.	recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and

2.	accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

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

In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

Management believes that potential weaknesses in the Company’s internal controls may arise as a result of a lack of segregation of duties and the existence of related party transactions.   Management has added compensating controls to address the lack of segregation of duties and plans to add further controls in the future.  In connection with related party transactions, management and the Board have required independent valuations prior to engaging in related party transactions that are not in the ordinary course of business.  However, only one member of the Board, Randal Ludwar, may be considered independent.  Mr. Ludwar was the Company’s Chief Financial Officer until October 22, 2009.  Since that time, he has remained on the Board, but receives no remuneration from the Company and has no family affiliation with other members of the Board.  Management has no evidence of any breakdown in its internal controls and continues to explore methods of reducing and minimizing the risk of a material misstatement in the Company’s financial statements.

Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting is effective based on the above criteria.

Changes in Internal Controls

During the quarter ended June 30, 2010, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Audit Committee

The Audit Committee is comprised of two directors, Randal Ludwar and Joseph Montgomery, and meets regularly with the Company’s Chief Financial Officer.  Mr. Ludwar was the Company’s Chief Financial Officer until October 22, 2009.  Mr. Ludwar does not receive any compensation form the Company and has no family affiliation with the other members of the Board or with members of management.  As of the end of the period covered by this report, the Company believes Mr. Ludwar can be considered an independent director.  The Audit Committee has reviewed the financial statements of the Company included with this report on Form 10-K for the year ended June 30, 2010.

Item 9B.   Other Information

None.

Part III
Item 10.   Directors, Executive Officers and Corporate Governance

The following individuals comprise the Company’s Board of Directors and executive officers.  Each director will serve until the next meeting of shareholders or until replaced.

Todd D. Montgomery	CEO and Director
Mason Douglas	President and Director
Randal Ludwar	Director
Joseph Montgomery	Director and Chairman of the Board
Brent Walter	Director
Rakesh Malhotra	Chief Financial Officer
Anne Macko	Corporate Secretary

Todd Montgomery – Chief Executive Officer, Director

Mr. Montgomery was the founder and former President of Anglo Potash Ltd. (TSXV), a Canadian mining company, formerly Anglo Minerals Ltd. This company was purchased by BHP in 2008. In 1999, Mr. Montgomery founded and served as President and Chief Operating Officer of SynEnco Energy Inc., an oil sands development corporation. Prior to 1999, he identified and secured oil sands properties for Oil Sands Quest, an AMEX listed company. Mr. Montgomery has provided independent mining consulting services for a number of private and public corporations. Mr. Montgomery is also currently serving as CEO and a Director of Anglo Canadian Oil Corp. (TSXV) and as CEO and a Director of Pacific Iron Ore Corporation (TSXV). He has previously served as CEO and a Director of Anglo Aluminum Corp. (TSXV), and as Chairman of PanWestern Energy Ltd. (TSXV). Mr. Montgomery is 44 years old. . Todd Montgomery is the nephew of Joseph Montgomery, who also serves as a member of the Company’s Board of Directors and Chairman of the Board.

Mason Douglas - President, Director

Mr. Douglas is currently President and a Director of Infrastructure Materials Corp. Mr. Douglas received an MBA from the University of Saskatchewan in 2000. He received his Bachelor of Law (LL.B) from the University of Calgary in 2007. Mr. Douglas is presently an inactive member of the Law Society of Alberta. Between 2001 and 2004 Mr. Douglas was Vice President of Operations of Western Petrochemicals Corp. a privately owned oil development company. Between 2001 and 2006 he also was an independent consultant providing business plans, economic modeling and project management for a variety of mining projects. Mr. Douglas is currently serving as a Director of Anglo Canadian Oil Corp. (TSXV) and previously served as Chief Operating Officer and a Director of Anglo Aluminum Corp. (TSXV). Mr. Douglas is 35 years old.

Randal Ludwar - Director

Mr. Ludwar received a B.Sc. (1977) in Business Administration from Yale University. Mr. Ludwar has been a private consultant to the Montgomery Group of Companies for the past fifteen years and previously served as a Director of Anglo Potash Ltd. (TSXV) and Klondike Capital Corp. (TSXV). Mr. Ludwar is 56 years old.

Joseph Montgomery - Director and Chairman of the Board

Dr. Montgomery is a geological engineer.  He holds a B.Sc. (1959) in Geology, a M.Sc. (1960) in Geology and a Ph.D. (1967) in Geology.  Dr. Montgomery has been practicing since 1959 and maintains his professional status as a member of the Association of Professional Engineers and Earth Sciences of British Columbia.  He is also a member of the advisory board of the Canadian Institute of Gemology.  Dr. Montgomery has previously served as a Director of Abitibi Mining Corp. (TSXV), Amador Gold Corp. (TSXV), Klondike Silver Corp. (TSXV), Golden Chalice Resources Inc. (TSXV), Kalahari Resources Inc. (TSXV), Klondike Gold Corp. (TSXV), Better Resources Limited, now Argus Metals Corp. (TSXV), Anglo Potash Ltd. (TSXV) ComCorp Ventures Inc., now Wildcat Silver Corp. (TSXV), Sedex Mining Corp. (TSXV), and Almaden Minerals Ltd. (TSX). Dr. Montgomery is 83 years old. Joseph Montgomery is the uncle of Todd Montgomery, who also serves as a member of the Company’s Board of Directors and as the Company’s Chief Executive Officer.

Brent Walter - Director

Mr. Walter received a LLB degree from the University of Saskatchewan in 1990. He is a lawyer with the firm, ProVenture Law LLP in Calgary, Alberta, and practices primarily in the areas of securities and corporate/commercial law. Mr. Walter currently serves as a director and officer of a number of public and private corporations, including Anglo Canadian Oil Corp. (TSXV), Red Rock Energy Inc. (TSXV), and Pacific Iron Ore Corp. (TSXV). During the five years preceding the period covered by this report, Mr. Walter was Managing Director of Anglo Potash Ltd. (TSXV), and a Director of AgriTec Systems, Inc. (TSXV), Mystique Energy Inc. (TSXV), PanWestern Energy Ltd. (TSXV), Fair Sky Resources (TSXV), Wellpoint Systems Inc. (TSXV), Maskal Energy Ltd. (TSXV), and Sunshine Capital Corporation (TSXV-delisted). He is a member of the Law Societies of Alberta and Saskatchewan (inactive), as well as the Canadian Bar Association. Mr. Walter is 45 years old.

Rakesh Malhotra - Chief Financial Officer

Mr. Malhotra is a United States certified public accountant and a Canadian chartered accountant with more than 20 years of experience in accounting and finance, including consolidations, treasury management and financial statement audits. Mr. Malhotra graduated with a Bachelor of Commerce (Honours) from the University of Delhi (India), worked for the accounting firm, A.F Ferguson & Co. (KPMG correspondent), and obtained his CA designation in India. His subsequent experience includes five years with the International Bahwan Group of Companies and working for a mid-sized chartered accounting firm in Toronto performing audits of public companies. Mr. Malhotra has worked for over four years as Vice President of Finance for a private group of service companies in Toronto, Ontario, and is currently serving as CFO for Pacific Copper Corp. (OTC-BB), Security Devices International Inc. (OTC-BB), and Dynamic Fuel Systems Inc. (TSXV). He previously served as CFO for Uranium Hunter Corp. (OTC-BB) and Yukon Gold Corp. (OTC-BB). Mr. Malhotra is 53 years old.

Anne Macko – Corporate Secretary

Ms. Macko is an independent consultant with over 25 years experience in administration and holds a Bachelor of Arts degree from Western Illinois University. From October of 2007 to February of 2010 she was affiliated with Lance Capital Ltd., a Canadian management consulting firm that provided the Company with management consulting, administrative and accounting services. Ms. Macko previously held positions with George T. Hall Company, AppleOne, Inc. and Yamas Controls Company. Since February of 2010, Ms. Macko has been retained by the Company as a consultant. Ms. Macko is 57 years old.

Reorganization of Officers and Directors

On October 22, 2009, Randal Ludwar resigned from his position as Chief Financial Officer of the Company.  Mr. Ludwar remained a member of the Company’s Board of Directors.  On October 22, 2009, Rakesh Malhotra was appointed Chief Financial Officer of the Company.

On January 15, 2010, Roger M. Hall resigned as the Company’s Chief Operating Officer and as a member of the Company’s Board of Directors.

On April 27, 2010, Joanne Hughes resigned as Corporate Secretary.  On April 27, 2010, the Company appointed Anne Macko to the position of Corporate Secretary.

Family Relationships

There are no family relationships between or among the directors or executive officers except for the following:  Joseph Montgomery, a Director, is the uncle of Todd Montgomery, also a director and the Company’s Chief Executive Officer.

Involvement in Certain Legal Proceedings

Except as set forth below, during the past ten years none of the following events have occurred with respect to any of our directors or executive officers or any of the persons nominated by our board to become a director of the Company.

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.  Any Federal or State securities or commodities law or regulation; or

ii.  Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or

iii.  Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Joseph Montgomery was a director of Daren Industries Ltd. from June 1993 to until February, 2002.  On May 1, 2002, Daren Industries Ltd. was placed into receivership, with a receiver-manager having been appointed pursuant to the terms of loan, supply and security agreements dated July 19, 2000 and a general security agreement dated July 25, 2000.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), requires the Company’s directors and officers, and persons who own more than 10% of the registered class of the Company’s equity securities (“Section 16 Persons), to file with the Securities and Exchange Commission (the “SEC”), initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they filed.  Based on the Company’s review of the forms it has received, on reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that during the twelve month period ended June 30, 2010, no Section 16 reports were filed late.

Code of Ethics

The Company adopted a formal written Code of Business Conduct & Ethics for all officers, directors and senior employees, available at:

http://www.infrastructurematerialscorp.com/Corporate_Profile/code_of_ethics.html

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

(a) Compensation of Officers

The following table shows the compensation paid to the Company’s executive officers during the fiscal years ended June 30, 2010 and 2009:

SUMMARY COMPENSATION TABLE

						Non-equity	Nonqualified
	Year			Stock	Option	incentive plan	deferred	All other
Name and principal	Ended	Salary	Bonus	Awards	Awards	compensation	compensation	compensation	Total
position	June 30,	($)	($)	($)	($)	($)	earnings ($)	($)	($)

Todd D. Montgomery	2010	NIL	NIL	NIL	25,675	NIL	NIL	NIL	25,675
CEO and Director	2009	NIL	NIL	NIL	94,413	NIL	NIL	NIL	94,413

Mason Douglas	2010	NIL	NIL	NIL	25,675	NIL	NIL	102,000	127,675
President and Director	2009	NIL	NIL	NIL	94,413	NIL	NIL	102,000	196,413

Rakesh Malhotra	2010	NIL	NIL	NIL	1,605	NIL	NIL	13,617	15,222
CFO (2)	2009	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

Randal Ludwar	2010	NIL	NIL	NIL	3,210	NIL	NIL	NIL	3,210
Director and former CFO (2)	2009	NIL	NIL	NIL	68,925	NIL	NIL	NIL	68,925

Anne Macko	2010	NIL	NIL	NIL	3,210	NIL	NIL	52,042	55,252
Corporate Secretary (3)	2009	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

Roger Hall	2010	NIL	NIL	NIL	25,675	NIL	NIL	126,832	152,507
Former COO and Director (1)	2009	NIL	NIL	NIL	94,413	NIL	NIL	156,370	250,783

Joanne Hughes	2010	NIL	NIL	NIL	6,419	NIL	NIL	32,055	38,474
Former Corporate Secretary (3)	2009	NIL	NIL	NIL	20,339	NIL	NIL	28,835	49,174

(1)
On January 15, 2010, Mr. Hall resigned as the Company’s Chief Operating Officer (“COO”) and as a member of the Company’s Board of Directors. Mr. Hall, received $126,832 during the fiscal year ended June 30, 2010, and $156,370 during the fiscal year ended June 30, 2009, in connection with his services as a senior geologist for the Company.

(2)
On October 27, 2009, Mr. Ludwar resigned from his position as Chief Financial Officer (“CFO”) of the Company and remained a member of the Company’s Board of Directors.  On the same date, Mr. Malhotra was appointed CFO of the Company.

(3)	On April 27, 2010 the Company accepted the resignation of Ms. Hughes as Corporate Secretary. On the same date, Company appointed Ms. Macko to the position of Corporate Secretary.

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

(c)           Options and Stock Appreciation Rights (SARs)

The following table shows the stock options and stock appreciation rights, if any, granted to the Company’s executive officers as of June 30, 2010:

Name	Number of Securities underlying unexercised options (#) Exercisable	Number of Securities underlying unexercised options (#) Unexercisable	Equity Incentive plan awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive plan awards: Market or payout value of unearned shares, or units or other rights that have not vested ($)
Todd D. Montgomery	250,000	Nil	Nil	0.30	9-Apr-2012	Nil	Nil	Nil	Nil
	400,000			0.15	10-Dec-2013
Mason Douglas	250,000	Nil	Nil	0.30	9-Apr-2012	Nil	Nil	Nil	Nil
	400,000			0.15	10-Dec-2013
Rakesh Malhotra	50,000	Nil	Nil	0.30	16-Apr-2012	Nil	Nil	Nil	Nil
	25,000			0.15	10-Dec-2013
Anne Macko	50,000	Nil	Nil	0.30	23-Jan-2013	Nil	Nil	Nil	Nil
	50,000			0.15	10-Dec-2013
Randal Ludwar	250,000	Nil	Nil	0.30	9-Apr-2012	Nil	Nil	Nil	Nil
	50,000			0.15	10-Dec-2013
Roger Hall	250,000	Nil	Nil	0.30	9-Apr-2012	Nil	Nil	Nil	Nil
	200,000			0.15	10-Dec-2013
	50,000			0.15	30-Sep-2010
	50,000			0.30	9-Apr-2012
Joanne Hughes	50,000	Nil	Nil	0.35	1-Apr-2013	Nil	Nil	Nil	Nil
	50,000			0.15	10-Dec-2013

(d) Compensation of Directors

Directors are not paid any fees in their capacity as directors of the Company.  The directors are entitled to participate in the Company’s stock option plan.  For information regarding the compensation of our directors who are also officers of the Company see the “SUMMARY COMPENSATION TABLE” above.

DIRECTOR COMPENSATION TABLE

Name	Year ended June 30,	Fees earned or paid in cash	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Joseph Montgomery Chairman of the Board and Director (1)	2010	NIL	NIL	3,210	NIL	NIL	3,210

Brent Walter Director (2)	2010	NIL	NIL	3,210	NIL	NIL	3,210

(1)	As of June 30, 2010, Mr. Montgomery held options exercisable for 300,000 shares of the Company’s stock.
(2)	As of June 30, 2010, Mr. Walter held options exercisable for 300,000 shares of the Company’s stock.

No stock options were granted to executive officers or directors during the fiscal year ended June 30, 2010.

No stock options were exercised by executive officers or directors during the fiscal year ended June 30, 2010.

Other Arrangements
None.

Indebtedness of Directors and Executive Officers

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of June 30, 2010, we have 68,193,457 shares of common stock issued and outstanding.  Consequently, for purposes of describing shareholder voting rights, we have included in the table below the number of common shares of the Company held by the officers and directors of the Company as well as the beneficial owner’s of more than 5% of shares of the Company’s common stock.  The last column of the table below reflects the voting rights of each officer and/or director and beneficial owner as a percentage of the total voting shares.

Name and Address	Number of shares of	Nature of % of
of Beneficial Owner	Common Stock	ownership	Percentage of Class Held

Pinetree Capital Ltd.	8,177,174	Record	11.99% of Common shares
150 King St. W., Ste 2500
Toronto, ON M5X 1A9

NPT Fund	3,696,098	Record	5.42% of Common shares
c/o Ironshore Partners
P.O. Box 792
West Bay Rd., Unit D
Trafalgar Place, Grand Cayman
Cayman Islands K1Y 1303

Name and Address	Number of shares of
of Beneficial Owner	Common Stock		Percentage of Class Held

Todd D. Montgomery, CEO	12,352,801	(1)	18.11% of Common shares
1413-43rd Street SW
Calgary, AB T3C 2A3

Joseph Montgomery, Chairman	500,000	(2)	0.73% of Common shares
878 W. 27th Avenue
Vancouver, BC V5Z 2G7

Randal Ludwar, Director	500,000		0.73% of Common shares
1215 Mayberry Crescent
Moose Jaw, SASK S6H 6X7

Brent Walter, Director	1,100,000	(3)	1.61% of Common shares
2417 - 32nd Avenue SW
Calgary, AB T2T 1X4

Mason Douglas, President	550,000		0.81% of Common shares
5542 Henwood St., S.W.
Calgary, AB T3E 6Z3

Rakesh Malhotra, CFO	16,664		0.02% of Common shares
4580 Beaufort Terrace
Mississauga, ON L5M 3H7

TOTAL	15,019,465		22.01%

(1)	8,255,777 of Todd Montgomery’s shares are held by companies that are owned or controlled by Mr. Montgomery.

(2)	400,000 of Joseph Montgomery’s shares are held by family members.

(3)	300,000 of Brent Walter’s shares are held by a family member.

As a group, management and the directors own or control 22.01% of the issued and outstanding shares of Infrastructure Materials Corp.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The Company entered into an agreement to acquire, as a wholly-owned subsidiary, Canadian Infrastructure Corp., a Canadian corporation, pursuant to a Share Exchange Agreement (the “CIC Agreement”) between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009. Mr. Montgomery was the sole shareholder of CIC as well as the Company’s Chief Executive Officer and as a member of its Board of Directors.  The CIC Agreement was approved by the disinterested members of the Company’s Board of Directors on November 27, 2009, after obtaining an independent appraisal and market study for the quarry leases owned by CIC.  Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 Shares of the Company.  The CIC Agreement closed on February 9, 2010.

On January 15, 2010, Roger M. Hall resigned as the Company’s Chief Operating Officer and as a member of the Company’s Board of Directors.  Mr. Hall subsequently resigned as Vice President - Exploration of IMC US.  As of January 12, 2010, the Company terminated its Independent Contractor Agreement with Mr. Hall dated April 1, 2007. Both parties waived any applicable notice periods and the termination was effective immediately.  As consideration for his services, stock options previously granted to Mr. Hall were extended to expire as follows: 200,000 options to acquire Shares at $0.15 per Share expired on April 15, 2010; 200,000 options to acquire Shares at $0.15 per Share will expire on December 10, 2013 and 250,000 to acquire Shares at $0.30 per Share will expire on April 9, 2012. There were no disagreements between Mr. Hall and the Company with respect to with the Company’s management, policies, procedures, internal controls or public disclosure documents.

Mr. Hall also received $94,081 in connection with services he performed for the Company as a senior geologist from the beginning of the fiscal year until his resignation on January 15, 2010.

Joanne Hughes served as the Company’s Corporate Secretary and received $31,538 until her resignation on April 27, 2010.  There were no disagreements between the Company and Ms. Hughes with respect to the management, policies, operations or financial reporting of the Company.

Anne Macko was appointed Corporate Secretary on April 27, 2010, and received $10,667 from her appointment to June 30, 2010.

A corporation owned and operated by the Company’s President who is also a member of the Company’s Board of Directors, received $102,000 for the President’s services.

A law firm, a partner of which is also a member of the Company’s Board of Directors, was paid $62,234 for legal services rendered and expenses incurred on behalf of the Company.

The Chief Financial Officer of the Company, received $13,617.

Director Independence

We currently have one independent director, as the term “independent” is defined by the rules of the NYSE-AMEX.  (Note-our Shares are not currently listed on the NYSE-AMEX or any other national securities exchange and this reference is used for definitional purposes only.)

Item 14.   Principal Accountant Fees and Expenses

The Company appointed Schwartz Levitsky Feldman, LLP as independent auditors to audit the financial statements of the Company for the fiscal years ended June 30, 2009 and June 30, 2010.

Audit Fees.  The Company paid Schwartz Levitsky Feldman, LLP audit and audit related fees of approximately $22,652 for the fiscal year ended June 30, 2009 and $27,337 for the fiscal year ended June 30, 2010.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

The Company’s Financial Statements and the Report of Schwartz Levitsky Feldman, LLP for the year ended June 30, 2010 and for the year ended June 30, 2009 are filed as part of this report.

Index to Exhibits

3.1	Certificate of Incorporation filed on June 3, 1999 with the Delaware Secretary of State (previously filed as part of the Company’s registration statement filed on December 22, 2006)

3.2	By Laws (previously filed as part of the Company’s registration statement filed on December 22, 2006)

3.3
Certificate of Amendment of the Certificate of Incorporation of the Company dated June 5, 1999, changing the capitalization of the Company (previously filed as part of the Company’s registration statement filed on December 22, 2006)

3.4
Certificate of Amendment of the Certificate of Incorporation of the Company dated April 11, 2006, and filed with the Delaware Secretary of State on April 11, 2006 changing the capitalization of the Company (previously filed as part of the Company’s registration statement filed on December 22, 2006)

3.5
Certificate of Ownership and Merger of the Company dated November 8, 2008 and filed with the Delaware Secretary of State on December 1, 2008 (previously filed as part of the Company’s report in Form 8-K filed on December 1, 2008)

21.1	Subsidiaries of the Registrant

23.1	Consent of Schwartz Levitsky Feldman LLP Independent Auditors dated October 13, 2010

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

F-1	Report of Schwartz Levitsky Feldman, LLP dated October 4, 2010

In addition, the following reports are incorporated by reference.

Current Report on Form 8-K  “Item 5.02  Departure of Directors or Certain Officers”, dated October 22, 2009

Current Report on Form 8-K  “Item 5.02  Departure of Directors or Certain Officers”, dated January 22, 2010

Current Report on Form 8-K “Item 1.01 Entry into a Material Definitive Agreement”, dated  February 2, 2010

Current Report on Form 8-K “Item 5.02 Departure of Directors or Certain Officers”, dated April 29, 2010

Current Report on Form 8-K “Item 3.02 Unregistered Sales of Securities”, dated June 25, 2010

Current Report on Form 8-K “Item 1.01 Entry into a Material Definitive Agreement”, dated July 12, 2010

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th  day of October, 2010.

SIGNATURE	TITLE	DATE

/s/Todd D. Montgomery	Chief Executive Officer	October 13, 2010
Todd D. Montgomery

/s/Mason Douglas	President	October 13, 2010
Mason Douglas

/s/Rakesh Malhotra	Chief Financial Officer	October 13, 2010
Rakesh Malhotra

SIGNATURE	TITLE	DATE

/s/Todd D. Montgomery	Chief Executive Officer and Director	October 13, 2010
Todd D. Montgomery

/s/Mason Douglas	President and Director	October 13, 2010
Mason Douglas

/s/ Randal Ludwar	Director	October 13, 2010
Randal Ludwar

/s/ Joseph Montgomery
Joseph Montgomery	Chairman of the Board and Director	October 13, 2010

/s/ Brent Walter
Brent Walter	Director	October 13, 2010

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
 (AN EXPLORATION STAGE MINING COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2010 AND 2009

(Amounts expressed in US Dollars)

CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of June 30, 2010 and June 30, 2009 (as restated)	F-2

Consolidated Statements of Operations for the years ended June 30, 2010 and June 30, 2009 (as restated) and for the period from inception (June 3, 1999) to June 30, 2010 (2009 and prior as restated)	F-3

Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2010 and June 30, 2009 (as restated) and for the period from inception (June 3, 1999) to June 30, 2010 (2009 and prior as restated)
F-4

Consolidated Statements of Cash Flows for the year ended June 30, 2010 and June 30, 2009 (as restated) and for the period from inception (June 3, 1999) to June 30, 2010 (2009 and prior as restated)	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Infrastructure Materials Corp.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Infrastructure Materials Corp. (the company) as at June 30, 2010 and 2009 (as restated) and the related consolidated statements of operations, cash flows and stockholders’ equity  for the years ended June 30, 2010 and 2009 (as restated)  and for the period from incorporation to June 30, 2010 (2009 and prior as restated).  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as at June 30, 2010 and 2009 (as restated) and the results of its operations and its cash flows for the years ended June 30, 2010 and 2009 (as restated) and for the period from incorporation to June 30, 2010 (2009 and prior as restated) in conformity with United States generally accepted accounting principles.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
October 4, 2010	Licensed Public Accountants

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Balance Sheets as at
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

	June 30,	June 30,
	2010	2009
	$	$
		(Restated)
		(See Note 16)
ASSETS
Current
Cash and cash equivalents	1,598,248	420,266
Short term investments	586,745	3,116,803
Prepaid expenses and deposits	122,343	205,482

Total Current Assets	2,307,336	3,742,551
Plant and Equipment, net (Note 4)	971,280	1,141,920
Mineral Property Interests (Note 14)	514,525	-

Total Assets	3,793,141	4,884,471

LIABILITIES
Current
Accounts payable	93,410	187,000
Accrued liabilities (Note 12)	117,152	83,901

Total Current Liabilities	210,562	270,901

Commitments and Contingencies (Note 8)

Subsequent Events (Note 17)

Related Party Transactions (Note 11)

STOCKHOLDERS' EQUITY
Capital Stock (Note 5)
Common stock, $0.0001 par value, 100,000,000 shares authorized, 68,193,457 issued and outstanding (2009 – 60,198,500)	6,819	6,020
Additional Paid‑in Capital	20,511,458	18,415,795
Deferred Stock Compensation (Note 7)	-	(187,500)
Deficit Accumulated During the Exploration Stage	(16,935,698)	(13,620,745)

Total Stockholders' Equity	3,582,579	4,613,570

Total Liabilities and Stockholders' Equity	3,793,141	4,884,471

(The accompanying notes are an integral part of these consolidated financial statements.)

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Operations and Comprehensive Loss for the
Years Ended June 30, 2010 and 2009 and the Period from Inception (June 3, 1999) to June 30, 2010
(Amounts expressed in US Dollars)

	Cumulative	For the	For the
	since	year ended	year ended
	inception	June 30, 2010	June 30, 2009
	$	$	$
			(Restated)
			(See Note 16)
Operating Expenses

General and administration	8,179,079	1,386,637	3,472,024
Project expenses	8,400,257	2,018,538	2,409,468
Amortization	888,714	177,321	214,204

Total Operating Expenses	17,468,050	3,582,496	6,095,696

Loss from Operations	(17,468,050)	(3,582,496)	(6,095,696)
Other income-interest	384,160	28,898	50,219
Other income-gain on bargain purchase (Note 14)	238,645	238,645	-

Interest Expense	(90,453)	-	-

Loss and Comprehensive Loss before Income Taxes	(16,935,698)	(3,314,953)	(6,045,477)

Provision for income taxes	-	-	-

Net Loss and Comprehensive Loss	(16,935,698)	(3,314,953)	(6,045,477)

Loss per Weighted Average Number of Shares Outstanding -Basic and Fully Diluted		(0.05)	(0.11)

Weighted Average Number of Shares Outstanding During the Periods -Basic and Fully Diluted		60,710,641	53,763,595

(The accompanying notes are an integral part of these consolidated financial statements.)

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Changes in Stockholder’s Equity for the
Years Ended June 30, 2010 and 2009 and the Period from Inception (June 3, 1999) to June 30, 2010
(Amounts expressed in US Dollars)

					Deficit
					Accumulated
	Common Stock		Additional	Deferred	during the	Total
	Number		Paid-in	Stock	Exploration	Stockholders'
	of Shares	Amount	Capital	Compensation	Stage	Equity
		$	$	$	$	$
For the period from inception (June 3, 1999) through July 1, 2004	1	-	5,895		(5,895)	-
Net (loss)	-	-	910		(910)	-
Balance, June 30, 2005	1	-	6,805	-	(6,805)	-
Contribution to additional paid‑in capital	-	-	3,024			3,024
Cancelled shares	(1)	-	(1)			(1)
Common shares issued for nil consideration	14,360,000	1,436	(1,436)		-	-
Common shares issued for cash	2,050,000	205	414,795		-	415,000
Subscription for stock			300,000		-	300,000
Stock issuance cost	-	-	(24,500)		-	(24,500)
Net loss	-	-	-		(87,574)	(87,574)
Balance, June 30, 2006	16,410,000	1,641	698,687	-	(94,379)	605,949

Common shares issued for cash	3,395,739	340	548,595		-	548,935
Common shares issued to agents in lieu of commission for placement of common shares and convertible debentures	1,064,000	106	265,894		-	266,000
Common shares issued for acquisition of interests in mineral claims	3,540,600	354	884,796		-	885,150
Common shares issued for acquisition of interests in mineral claims	1,850,000	185	462,315		-	462,500
Common shares issued for acquisition interests in a refinery	88,500	9	22,116		-	22,125
Common shares issued for purchase of a mill with capital equipments	6,975,000	697	1,743,053		-	1,743,750
Stock issuance cost			(59,426)			(59,426)
Stock based compensation			30,026			30,026
Net loss for the year ended June 30, 2007		-	-	-	(2,845,424)	(2,845,424)
Balance, June 30, 2007	33,323,839	3,332	4,596,056	-	(2,939,803)	1,659,585

Common stock issued to consultants	3,000,000	300	2,249,700	(1,875,000)	-	375,000
Stock based compensation		-	139,272		-	139,272
Warrant modification expense			844,423			844,423
Conversion of convertible debentures with accrued interest	7,186,730	719	3,590,801	-	-	3,591,520
Common shares issued for acquisition of interests in mineral claims	175,000	18	104,982			105,000
Common stock issued to a consultant	100,000	10	57,990			58,000
Amortization of deferred stock compensation				562,500		562,500
Net loss for the year					(4,635,465)	(4,635,465)
Balance June 30, 2008 (Restated-Note 16)	43,785,569	4,379	11,583,224	(1,312,500)	(7,575,268)	2,699,835

Common shares issued for cash (net)	7,040,000	704	3,372,296	-	-	3,373,000
Common stock issued to a consultant	75,000	7	43,493	-	-	43,500
Common stock issued on acquisition of a subsidiary	397,024	40	31,722	-	-	31,762
Common shares issued on warrant exercises	8,900,907	890	2,224,337	-	-	2,225,227
Stock based compensation			814,050			814,050
Warrant modification expense			346,673			346,673
Amortization of deferred stock compensation				1,125,000		1,125,000
Net loss for the year					(6,045,477)	(6,045,477)
Balance June 30, 2009 (Restated-Note 16)	60,198,500	6,020	18,415,795	(187,500)	(13,620,745)	4,613,570

Common shares issued for cash	6,973,180	697	1,603,134			1,603,831
Common stock issued on acquisition of a subsidiary	1,021,777	102	275,778			275,880
Stock based compensation			216,751		-	216,751
Amortization of deferred stock compensation				187,500		187,500
Net loss for the year					(3,314,953)	(3,314,953)
Balance June 30, 2010	68,193,457	6,819	20,511,458	-	(16,935,698)	3,582,579

(The accompanying notes are an integral part of these consolidated financial statements.)

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Cash Flows for the
Years Ended June 30, 2010 and 2009 and the Period from Inception (June 3, 1999) to June 30, 2010
(Amounts expressed in US Dollars)

	Cumulative	For the	For the
	Since	year ended	year ended
	Inception	June 30, 2010	June 30, 2009
			(Restated)
			(See Note 16)
Cash Flows from Operating Activities
Net loss	(16,935,698)	(3,314,953)	(6,045,477)
Adjustment for:
Depreciation	888,714	177,321	214,204
Amortization of debt issuance cost	247,490	-	-
Loss on disposal of plant and equipment	10,524	10,524
Gain on Bargain Purchase (Note 14)	(238,645)	(238,645)	-
Stock based compensation	1,200,099	216,751	814,050
Warrant modification expense	1,191,096	-	346,673
Shares issued for mineral claims, as part of project expenses	1,452,650	-	-
Shares issued for consultant services expensed	2,351,500	187,500	1,168,500
Shares issued on acquisition of subsidiary	31,762	-	31,762
Interest on convertible debentures	90,453	-	-
Changes in non‑cash working capital
Prepaid expenses	(122,343)	83,139	(49,936)
Accounts payable	93,410	(93,590)	29,484
Accrued liabilities	117,593	33,251	(108,985)

Net cash used in operating activities	(9,621,395)	(2,938,702)	(3,599,725)

Cash Flows from Investing Activities
Decrease (Increase) in Short‑term investments	(586,745)	2,530,058	(3,116,803)
Acquisition of plant and equipment for cash	(106,977)	(17,205)	(15,288)
Proceeds from sale of plant and equipment	2,500	-	-

Net cash provided (used) in investing activities	(691,222)	2,512,853	(3,132,091)

Cash Flows from Financing Activities
Issuance of common shares for cash	6,394,571	1,603,831	3,520,000
Issuance of common shares for warrant exercises	2,225,227	-	2,225,227
Issuance of convertible debentures subsequently converted to cash	3,501,067	-	-
Stock and debenture placement commissions paid in cash	(210,000)	-	(147,000)

Net cash provided by financing activities	11,910,865	1,603,831	5,598,227

Net Change in Cash	1,598,248	1,177,982	(1,133,589)

Cash- beginning of period	-	420,266	1,553,855

Cash - end of period	1,598,248	1,598,248	420,266

Supplemental Cash Flow Information

Interest Paid	-	-	-

Income taxes paid	-	-	-

(The accompanying notes are an integral part of these consolidated financial statements.)

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
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

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as the FASB Emerging Issues Task Force ("EITF") Issue 04-2.  The Company assesses the carrying costs for impairment under ASC 930 at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized.  The Company has determined that, except for the amount capitalized as Mineral Property Interests for $514,525 (See Note 14), all property payments are impaired and accordingly the Company has written off the acquisition costs to project expenses.  Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

To date, mineral property exploration costs have been expensed as incurred.  To date the Company has not established any proven or probable reserves on its mineral properties.

In November of 2008, the Company refocused its business to concentrate on the exploration and, if warranted, development of cement grade limestone properties, located in the States of Nevada and Idaho.  The Company’s limestone assets are held by its wholly-owned subsidiary, Infrastructure Materials Corp US (“IMC US”), a Nevada Corporation, which was acquired pursuant to a Share Exchange Agreement as of November 7, 2008.  The Company acquired all of the issued and outstanding stock of IMC US in exchange for 397,024 shares of the Company’s common stock (“Shares” or a “Share”) at the agreed price of $0.50 per Share. The transaction was measured at fair value, being the market value of the equity instruments delivered on the transaction date. The fair value of the Company’s 397,024 Shares issued at closing was measured at $31,762.

$
Fair value of assets acquired	-
Consideration given	31,762
Goodwill on acquisition	31,762

Todd D. Montgomery, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors was the seller in this transaction.  The transaction was approved by the disinterred members of the Board of Directors.  Subsequent to the acquisition of IMC US, it was determined that the Goodwill on acquisition was impaired and thus written off.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

1.           Nature of Business and Operations - Cont’d

As of the date of this report, IMC US controls 12 limestone Projects in Nevada, made up of 1,326 mineral claims covering 27,395 acres. IMC US has acquired 100% of the Mineral Rights on an additional 1,120 acres, 50% of the Mineral Rights on 7,400 acres, and 25% of the Mineral Rights on 160 acres. In addition as of the date of this report, IMC US controls one limestone project in Idaho consisting of 63 mineral claims covering 1,302 acres.  IMC US also holds 18 mineral exploration permits covering 10,138 acres at two projects in the state of Arizona. The Company does not consider the claims, exploration permits or mineral rights to be material at this time and has expensed related costs to project expense.  The Company’s assessment of the claims, exploration permits and mineral rights may change after exploration of the claims.  Subsequent to the date of this report, 526 mineral claims in Nevada and all 63 mineral claims in Idaho were abandoned. Please refer to Note 17, Subsequent Events.

On December 18, 2008, the Company incorporated a second wholly owned subsidiary in the State of Delaware under its former name, “Silver Reserve Corp.” and referred to herein as “SRC.”  The Company assigned all fourteen of its silver/base metal projects in Nevada to this subsidiary. As of June 1, 2010, Silver Reserve Corp. terminated its interests in one of the projects.  As of the date of this report, the remaining thirteen claim groups contain 408 claims covering 8,419 acres which include 10 patented claims and 2 leased patented claims. Subsequent to the date of this report, 61 mineral claims in Nevada were abandoned.  Please refer to Note 17, Subsequent Events.

SRC also has a milling facility located in Mina, Nevada on six mill site claims covering 30 acres.

In December 2009, the Company further expanded its limestone exploration activities by acquiring limestone quarry leases located in Manitoba, Canada.  The Company purchased Canadian Infrastructure Corp. (“CIC”), a Canadian corporation, pursuant to a Share Exchange Agreement (the “CIC Agreement”) between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009. Mr. Montgomery was the sole shareholder of CIC.  Because Mr. Montgomery is also the Company’s Chief Executive Officer and a member of its Board of Directors, the CIC Agreement was approved by the disinterested members of the Company’s Board of Directors on November 27, 2009, after obtaining an independent appraisal and market study for the properties.  Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 Shares of the Company.  The CIC Agreement closed on February 9, 2010.  CIC controls 95 quarry leases issued by the Province of Manitoba, Canada, covering 6,090 hectares (15,049 acres).  The Company is accounting for the acquisition of CIC as a business combination that is accounted for under the acquisition method as discussed in FASB ASC Topic 805.

ASC 805 requires acquisition-date fair value measurement of identifiable assets, liabilities assumed and non-controlling interests in the acquiree.  The only assets acquired were CIC’S quarry leases having a fair value of $514,525 (CAD $550,000) that have been recorded as an asset, “Mineral Property Interests,” on the date of acquisition.  The stock of the Company traded at $0.27 per share on February 9, 2010, and the Company recorded a $275,880 increase in shareholders’ equity reflecting the issuance of 1,021,777 common shares of the Company in exchange for all issued and outstanding shares of CIC.  There were no liabilities assumed by the Company and no non-controlling interests in CIC, resulting in a bargain purchase price of $238,645 that has been recorded as Other Income in the Company’s Consolidated Statements of Operations.  Also see Note 14, Mineral Property Interests.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

1.           Nature of Business and Operations - Cont’d

The consolidated financial statements include the accounts of the Company and its subsidiaries, IMC US, SRC, and CIC.  All material inter-company accounts and transactions have been eliminated.

2.           Exploration Stage Activities

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is in the exploration stage and has not yet realized revenues from its planned operations.  The Company has incurred a cumulative loss of $16,935,698 from inception to June 30, 2010.  The Company has funded operations through the issuance of capital stock and convertible debentures.  In May and June of 2006, the Company closed a private placement of its common stock for gross proceeds of $415,000.  During the year ended June 30, 2007 the Company raised $848,935 (including $300,000 received in the prior year as stock subscriptions) through a private placement of its common stock for cash.  The Company also issued Convertible Debentures in the amount of $1,020,862 during the year ended June 30, 2006 and issued Convertible Debentures in the amount of $2,480,205 during the year ended June 30, 2007.  During the three-month period ended September 30, 2008 the Company completed private placements of common stock for proceeds of $3,373,000 net of cash expenses. During the year ended June 30, 2009, the Company issued common stock as a result of warrant exercises for proceeds of $2,225,227. In June 2010 the Company closed a private placement of its common stock for gross proceeds of $1,603,831. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from production of minerals or metals on its properties, if feasible.

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

Short-term investments represent bank deposits with maturies greater than three months and less than one year. These deposits are classified as held-for-trading and, due to the short-term maturity of these instruments, are reflected at carrying value, which is equivalent to their fair value.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

3.           Summary of Significant Accounting Policies - Cont’d

c)	Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as the FASB Emerging Issues Task Force ("EITF") Issue 04-2.  The Company assesses the carrying costs for impairment under ASC 930 at each fiscal quarter end.   The Company has determined that, except for the amount capitalized as Mineral Property Interests for $514,525 (See Note 14), all property payments are impaired and accordingly the Company has written off the acquisition costs to project expenses.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized.  Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.
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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

3.           Summary of Significant Accounting Policies - Cont’d

e)	Financial Instruments

The fair market value of the Company’s financial instruments comprising cash and cash equivalents, short term investments, accounts payable and accrued liabilities were estimated to approximate their carrying values due to short-term maturity of these financial instruments. The Company maintains cash balances at financial institutions. The Company has not experienced any material losses in such accounts.

FASB defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

• Level 1 – Quoted prices in active markets for identical assets or liabilities

•  Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

• Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Commodity Price Risk:

The ability of the Company to develop its properties and the future profitability of the Company is directly related to the market price of certain minerals.

Foreign Exchange Risk:

The Company conducts some of its operating activities in Canadian dollars. The Company is therefore subject to gains or losses due to fluctuations in Canadian currency relative to the US dollar.

f)	Impairment of Long-lived Assets

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

3.           Summary of Significant Accounting Policies - Cont’d

g)	Asset Retirement Obligation

The Company accounts for asset retirement obligations, which requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which a company incurs the obligation.

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

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at June 30, 2010 and 2009 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At June 30, 2010, there were 4,600,000 options from the 2006 Stock Option Plan, 250,000 non-qualified options and 994,000 warrants outstanding. At June 30, 2009, there were 4,639,583 options from the 2006 Stock Option Plan and 2,615,441 warrants outstanding.

k)	Stock Based Compensation

All awards granted to employees and non-employees after June 30, 2005 are valued at fair value by using the Black-Scholes option pricing model and recognized on a straight line basis over the service periods of each award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees using the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services.
As of June 30, 2010, there was $72,271 (2009 - $179,934) of unrecognized expense related to non-vested stock-based compensation arrangements granted. The total stock-based compensation expense relating to all employees and non employees for the years ended June 30, 2010 and 2009 was $216,750 and $814,050, respectively.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

3.           Summary of Significant Accounting Policies - Cont’d

l)	Concentration of Credit Risk

The Company does not have significant off-balance sheet risk or credit risk concentration.

m)	Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from such estimates. Significant estimates include accruals and estimates for calculation of stock based compensation.

n)	Comprehensive Income

The Company reports comprehensive income or loss in its consolidated financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders’ equity, such as foreign currency translation adjustments.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

3.           Summary of Significant Accounting Policies - Cont’d

o)	Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The Company believes that the adoption of this guidance will not have a material impact on the financial position and results of operations.

In October 2009, the FASB issued update 2009-13, ASC 605, Revenue Recognition: Multiple –Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force. The revised guidance provides for two significant changes to existing multiple element arrangement guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company believes that the adoption of this standard will not have a material impact on the financial position and results of operation.

In October 2009, the FASB issued update 2009-14, ASC 985, Software: Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force. This updated guidance is expected to significantly affect how entities account for revenue arrangements that contain both hardware and software elements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company believes that the adoption of this standard will not have a material impact on the financial position and results of operation.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

4.           Plant and Equipment, Net
	June 30, 2010		June 30, 2009
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Office, furniture and fixtures	3,623	1,646	18,830	8,506
Computer equipment	14,448	1,831	6,571	3,405
Leasehold improvements	-	-	16,230	14,815
Plant and Machinery	1,514,511	700,499	1,514,677	557,350
Tools	6,725	4,157	6,725	3,281
Vehicles	76,928	34,981	76,407	24,276
Consumables	64,197	59,516	64,197	54,835
Moulds	900	668	900	569
Mobile Equipment	73,927	42,181	73,927	34,244
Factory Buildings	74,849	13,349	74,849	10,112
	1,830,108	858,828	1,853,313	711,393

Net carrying amount	971,280		1,141,920
Depreciation charges	177,321		214,204

5.           Issuance of Common Shares and Warrants

Year ended June 30, 2010

The Company entered into an agreement to acquire, as a wholly-owned subsidiary, Canadian Infrastructure Corp., a Canadian corporation, pursuant to a Share Exchange Agreement (the “CIC Agreement”) between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009. Also see Note 14, Mineral Property Interests.  Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 shares of the Company.  The Company is accounting for the acquisition of CIC as a business combination that is accounted for under the acquisition method as discussed in FASB ASC Topic 805. The CIC Agreement closed on February 9, 2010.

On June 25, 2010, the Company completed a private placement of 6,973,180 shares of the Company’s common stock at a price of $0.23 per Share for total consideration of $1,603,831. The private placement was exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption afforded by Regulation S promulgated thereunder.  Each investor that participated in the private placement was a non-“U.S. Person” as that term is defined under Regulation S.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

5.           Issuance of Common Shares and Warrants - Cont’d

Year ended June 30, 2009

The Company issued 25,000 Shares to Endeavor Holdings, Inc. on each of July 1, August 1 and September 1, of 2008 for a total of 75,000 Shares valued at $43,500 in accordance with the terms of a contract dated March 3, 2008.  The contract was terminated on October 1, 2008.

The Company acquired all of the outstanding shares of IMC US pursuant to a Share Exchange Agreement that was closed on November 7, 2008. IMC US holds limestone mineral properties in the United States, and is actively engaged in acquiring additional limestone mineral properties.  Todd Montgomery, a director and chief executive officer of the Company, was the sole shareholder of IMC US. The transaction was approved by the disinterested members of the Company’s Board of Directors.

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

Warrants

During the year ended June 30, 2007, the Company issued 700,214 broker warrants at an exercise price of $0.50 per Share to purchase convertible debentures as part of the commission due to the agents who placed the offering of common shares and convertible debentures.  These broker warrants represented an amount equal to 10% of the convertible debentures placed.  The expiry date of the above listed broker warrants, was extended by the Board of Directors from  June 30, 2007 to December 31, 2007 and further extended to December 31, 2008 and further extended to December 31, 2009.  All outstanding broker warrants with an exercise price of $0.50 per Share expired on December 31, 2009.

During the year ended June 30, 2008, all holders of the Company’s convertible debentures exercised their conversion rights. Under the terms of the convertible debentures, the holders converted the principal amount of their convertible debentures into “Units” at $0.50 per Unit, where each Unit consisted of a Share and a warrant to purchase a Share at an exercise price of $0.75 per Share.  An aggregate of 7,002,134 Shares and an aggregate of 7,002,134 share purchase warrants were issued upon conversion of the principal amount. The expiry date of these warrants was extended to December 31, 2009, by the Board of Directors on June 18, 2008.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

5.           Issuance of Common Shares and Warrants - Cont’d

An analysis of the June 18, 2008 modification of warrants determined that the extension of the expiry of the warrants increased the value of the warrants by $844,423. This analysis and the analysis of the December 11, 2008 modification discussed below were conducted by the Company in 2010 and resulted in revisions of the Company’s financial statements for the years ended June 30, 2008 and June 30, 2009, as also described in Note 16. The June 18, 2008 increase in the value of warrants was calculated using the Black Scholes method of valuation using the following factors:

Risk free rate	2.95%
Expected dividends	0%
Forfeiture rate	0%
Volatility	125.18% to 151.61%
Warrant modification expense	$844,423

On August 22, 2008, the Company completed the private placements of 7,040,000 “Units” at $0.50 per Unit.  Each Unit consisted of one Share and one half-Share purchase warrant (a “Warrant”).  Each full Warrant entitles the holder to purchase one share at $0.75 on or before September 1, 2010.  The Company paid a commission of $147,000 and issued 294,000 broker warrants, also expiring on September 1, 2010, to purchase Units at $0.50 per Unit in connection with the private placement.  The Units to be issued upon exercise of the broker warrants have the same terms as those sold to investors.

On December 11, 2008, the Board of Directors approved a one time offer to all warrant holders to reduce the exercise price of all unexercised warrants from $0.75 to $0.25 per Share, if the warrants were exercised prior to February 28, 2009.

An analysis of the December 11, 2008 modification of warrants determined that the reduction in the exercise price of the warrants increased the value of the warrants by $346,673. This increase was calculated using the Black Scholes method of valuation using the following factors:

Risk free rate	2.95%
Expected dividends	0%
Forfeiture rate	0%
Volatility	264.73%
Warrant modification expense	$346,673

The Company received elections to purchase 8,900,907 common shares under the exercise of warrants at $0.25 per share. The Company received total consideration of $2,225,227 and issued 8,900,907 common shares.

The 700,214 broker warrants issued during the year ended June 30, 2007 at an exercise price of $0.50 per share and 921,227 unexercised warrants issued during the year ended June 30, 2008 with an exercise price of $0.75 per share expired on December 31, 2009.  The 294,000 broker warrants issued during the year ended June 30, 2009 at an exercise price of $0.50 per Unit and 700,000 unexercised warrants issued during the year ended June 30, 2009 with an exercise price of $0.75 per share remain outstanding until September 1, 2010.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

5.           Issuance of Common Shares and Warrants - Cont’d

	Number of
	Warrants	Exercise
	Granted	Prices	Expiry Date
		$

Outstanding at June 30, 2007 and average exercise price	700,214	0.50	Dec. 31, 2009
Granted in year 2007-2008	7,002,134	0.75	Dec. 31, 2009
Exercised in year 2007-2008	-	-
Expired in year 2007-2008	-	-
Cancelled	-	-
Outstanding at June 30, 2008 and average exercise price	7,702,348	0.73

Granted in year 2008-2009	3,520,000	0.75	Sept. 1, 2010
Granted in year 2008-2009	294,000	0.50	Sept. 1, 2010
Exercised in year 2008-2009	(8,900,907)	0.75
Expired in year 2008-2009	-	-
Cancelled	-	-
Outstanding at June 30, 2009 and average exercise price	2,615,441	0.66

Granted in year 2009-2010	-	-
Granted in year 2009-2010	-	-
Exercised in year 2009-2010	-	-
Expired in year 2009-2010 (granted in 2007)	(700,214)	(0.50)
Expired in year 2009-2010 (granted in 2008)	(921,227)	(0.75)
Cancelled	-	-
Outstanding at June 30, 2010 and average exercise price	994,000	0.66	Sept. 1, 2010

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

6.           Stock Based Compensation - Cont’d

Year ended June 30, 2010

On September 14, 2009, the Company terminated its consulting services agreement with a consultant effective as of October 15, 2009. The 300,000 options previously granted to the consultant will expire October 15, 2010.

On October 23, 2009, the Company granted options to a consultant to purchase 25,000 common shares at an exercise price of $0.33 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/3 each month until fully vested. The options granted have a term of 5 years.

On January 15, 2010, Roger M. Hall resigned as the Company’s Chief Operating Officer and as a member of the Company’s Board of Directors.  The options previously granted to Mr. Hall were set to expire as follows: 200,000 options to acquire Shares at $0.15 per Share expired on April 15, 2010; 200,000 options to acquire Shares at $0.15 per Share will expire on December 10, 2013 and 250,000 to acquire Shares at $0.30 per Share will expire on April 9, 2012.

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

Effective April 26, 2010, the Company granted options to a consultant to purchase up to 50,000 common shares at an exercise price of $0.23 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested. The options granted have a term of 5 years.

Effective June 1, 2010, the Company granted to a consultant options to purchase up to 250,000 common shares at an exercise price of $0.25 per share. The term of the option grant is tied to the term of the consulting agreement pursuant to which the options were granted and expires on the date that is 90 days after the termination of the consulting agreement.  The consulting agreement has a one-year term, but may be terminated at any time by the Company upon 30-days prior written notice or by the consultant upon the occurrence of certain events defined in the consulting agreement.  The options vest at the rate of 20,833 options per month during the term of the consulting agreement.  These options were not granted pursuant to the Company’s 2006 Stock Option Plan.  Upon exercise of the options, the consultant will receive restricted shares which cannot be re-sold unless their re-sale is registered by the Company pursuant to the Securities Act of 1933 or there is an exemption for the re-sale of such shares such as the exemption afforded by Rule 144.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

6.           Stock Based Compensation - Cont’d

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

On December 11, 2008, 250,000 options that had been issued to the President of the Company on June 23, 2008 at an exercise price of $0.52 per share were cancelled.

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

On January 1, 2009, the Board granted options to one consultant to purchase 300,000 common shares at an exercise price of $0.15 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 50,000 each month commencing January 1, 2009, until fully vested. These options expire on January 1, 2014.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

6.           Stock Based Compensation - Cont’d

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

For the year ended June 30, 2010, the Company recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

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

Date of grant	Risk free rate	Volatility factor	Expected Dividends	Forfeiture rate	Expected life	Exercise price	Total number of options granted	Grant date fair value	Stock-based compensation cost expensed during the year ended June 30, 2010	Unexpended Stock-based compensation cost deferred over the vesting period

11-Dec-2008	2.95%	149.96%	0%	0%	5 years	$0.15	1,950,000	$0.14	$125,167
11-Dec-2008	2.95%	149.96%	0%	0%	5 years	$0.25	50,000	$0.45	$2,788
3-Feb-2009	2.95%	170.57%	0%	0%	5 years	$0.31	150,000	$0.29	$25,696
5-Jun-2009	2.95%	155.95%	0%	0%	5 years	$0.47	50,000	$0.43	$20,151
23-Oct-2009	2.61%	156.49%	0%	0%	5 years	$0.33	25,000	$0.33	$7,629
15-Jan-2010	2.61%	137.23%	0%	0%	5 years	$0.25	250,000	$0.22	$22,820	$32,342
17-Feb-2010	2.61%	138.74%	0%	0%	5 years	$0.28	100,000	$0.25	$9,112	$15,709
26-Apr-2010	2.61%	145.58%	0%	0%	5 years	$0.23	50,000	$0.23	$2,049	$9,285
1-Jun-2010	2.61%	145.23%	0%	0%	15 months	$0.25	250,000	$0.07	$1,338	$14,935

Total							2,875,000		$216,750	$72,271

As of June 30, 2010, there was $72,271 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the years ended June 30, 2010 and June 30, 2009, was $216,750 and $814,050, respectively.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

6.           Stock Based Compensation - Cont’d

The following table summarizes the options outstanding as of June 30 and reflects the extension of some options that occurred after the date of this report:

		Weighted	Weighted
		average	average
		remaining	remaining
		contractual	contractual
	Option Price	life (in years)	life (in years)	Number of options:
Expiry Date	Per Share	2010	2009	2010	2009
Aug 15, 2009	$0.25		4.51	-	50,000
Aug 30, 2009	$0.25		0.17	-	20,833
Aug 30, 2009	$0.15		0.17	-	10,417
Dec 31, 2009	$0.30		0.51	-	50,000
Dec 31, 2009	$0.35		0.51	-	133,333
Sep 30, 2010	$0.15	0.26	4.51	250,000	250,000
Oct 15, 2010	$0.15	0.30	4.57	300,000	300,000
June 30, 2011	$0.47	1.01	5.00	50,000	50,000
Aug 30, 2011	$0.25	1.18		250,000	-
April 9, 2012	$0.30	1.80	2.82	1,800,000	1,800,000
April 16, 2012	$0.30	1.82	2.84	50,000	50,000
Jan 23, 2013	$0.30	2.61	3.62	50,000	50,000
April 1, 2013	$0.35	2.79	3.81	50,000	50,000
Dec 10, 2013	$0.15	3.50	4.51	1,475,000	1,675,000
Feb 2, 2014	$0.31	3.65	4.66	150,000	150,000
Oct 22, 2014	$0.33	4.38		25,000	-
Jan 14, 2015	$0.25	4.61		250,000	-
Feb 16, 2015	$0.28	4.70		100,000	-
Apr 25, 2015	$0.23	4.89		50,000	-
Options outstanding at end of year				4,850,000	4,639,583
Weighted average exercise price at end of year				$0.23	$0.24
Weighted average remaining contractual life (in years)				2.43	3.65

	Number of options:
	2010	2009
Outstanding, beginning of year	4,639,583	2,600,000
Granted	675,000	4,550,000
Expired	-	-
Exercised	-	-
Forfeited	(464,583)	(2,510,417)
Cancelled	-	-
Outstanding, end of year	4,850,000	4,639,583
Exercisable, end of year	4,366,666	3,523,750

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

7.           Deferred Stock Compensation

In fiscal year 2008, the Company issued 1,500,000 Shares each to two consultants, for a total of 3,000,000 Shares valued at $2,250,000.  The Company expensed proportionate consulting expenses of $187,500 and $1,125,000, respectively, during the years ended June 30, 2010, and June 30, 2009.  Consulting expenses were fully expensed by December 31, 2009, and are no longer reflected as a deferred stock compensation expense under Stockholders’ Equity in the Consolidated Balance Sheet as of June 30, 2010.

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

On September 14, 2007, the Company engaged Lumos & Associates, Inc. (“Lumos”) to complete the regulatory permitting process for the Company’s Mill in Mina, Nevada.  The total consideration to be paid under the contract is approximately $350,000.  The permitting process is being carried out in twelve stages. The completion date has not been determined. The Company is required to authorize in writing each stage of the work before the work proceeds. As of June 30, 2010, the Company had recorded $318,832 for this contract (June 30, 2009 - $134,181).

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”).  The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years.  Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement.  The 25 Option Claims together with the 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

8.           Commitments and Contingencies – Cont’d

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

On April 9, 2009, the Company and Edgar entered into an Amendment to the Edgar Lease Agreement (the “Amendment”), effective as of December 8, 2008.  The Amendment provides for Standard Steam LLC to carry out exploration for geothermal energy sources on the Edgar Property after obtaining the written consent of the Company.  The Amendment also provides for other cooperation with Standard Steam LLC regarding mineral rights on Property B of the Edgar Property.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

8.           Commitments and Contingencies – Cont’d

On May 20, 2009, IMC US engaged Lumos to conduct base line studies for the Blue Nose Project located in Lincoln County, Nevada with the intention of determining if a suitable plant site can be located.  The study includes analysis of rail and road access and environmental considerations that could impede development.  The total consideration to be paid under the contract is approximately $74,500.  On September 28, 2009, the contract was amended to add an environmental assessment and plan of operations for an additional amount of approximately $62,000.  The Company has to authorize each phase of the work.  As of June 30, 2010, the Company had recorded total expenses of $114,576 pertaining to this contract with Lumos (June 30, 2009 - $9,952).

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

On November 30, 2009, the Company entered into a consulting services agreement with CLL Consulting, LLC (“CLL”) to provide for business and administrative services. The Consulting Agreement has a term of one year and is automatically renewable thereafter. Either party may terminate the Consulting Agreement upon 60 days notice. During the term of the Consulting Agreement the Company will pay CLL a fee of $6,083 per month and reimburse related business expenses

On November 30, 2009, IMC US entered into a Mineral Rights  Agreement with Perdriau Investment Corp. (“Perdriau”) to purchase 50% of the mineral rights, including all easements, rights of way and appurtenant rights of any type that run with the mineral rights in certain sections of Elko County, Nevada (the “Perdriau Property”).  The purchase price was $10 per net acre.  IMC US purchased 340 net acres for a total purchase price of $3,400. Perdriau will be entitled to receive a royalty of $0.25 per ton for material mined and removed from the Perdriau Property. Material mined and stored on the Perdriau Property or adjacent property for reclamation purposes will not be subject to any royalty. Material removed from the Perdriau Property for the purposes of testing or bulk sampling, provided it does not exceed 50,000 tons, will also not be subject to any royalty.  The royalty will be calculated and paid within 45 days after the end of each calendar quarter.

On January 15, 2010, the Company entered into an “Independent Contractor Agreement” with Karl Frost. Mr. Frost was given the title of Chief Geologist of the Company and will be responsible for the preparation and oversight of all geological programs and activities. The Independent Contractor Agreement has a term of one year and is automatically renewable thereafter. Either party may terminate the agreement upon 60 days notice or in the case of breach or default with 5 days of written notice. During the term of the agreement the Company will pay Mr. Frost a fee of $12,500 per month and reimburse him for related business expenses. In addition, during the first term of this agreement, the Company granted Mr. Frost an option to purchase 250,000 common shares of the Company at an exercise price of $0.25 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month until fully vested. The options granted have a term of 5 years.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

8.           Commitments and Contingencies – Cont’d

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

Also as of January 15, 2010, IMC US entered into a Mineral Rights Agreement with Eugene M. Hammond (the “Hammond Mineral Rights Agreement”) pursuant to which the Company purchased a 25% interest in any and all minerals extracted from 160 acres (the “Hammond Mineral Rights Property”) covered by the Hammond Mineral Rights Agreement.  The purchase price was $400.  In addition, the seller is entitled to receive a royalty of $0.125 per ton on material mined and removed from the Hammond Mineral Rights Property.  The Hammond Mineral Rights Agreement does not cover petroleum.

As of February 1, 2010, the Company entered into a Consulting Services Agreement to provide for receptionist and administrative services at its Reno, Nevada corporate headquarters.  Pursuant to this Agreement, the Company will pay $51,000 per year for such services.

On March 25, 2010, IMC US engaged Lumos to conduct the second phase of base line studies for the Blue Nose Project located in Lincoln County, Nevada with the intention of determining if a suitable plant site can be located with emphasis on transportation access and environmental considerations that could impede development.  The total consideration to be paid under the contract is approximately $55,300. The Company is to authorize each phase of work before the work proceeds. As of June 30, 2010, the Company had recorded total expenses of $36,011 pertaining to this contract with Lumos.

On May 19, 2010, IMC US engaged Mine Development Associates, Inc. to complete a Resource Estimate, Pit Optimization and 43-101 Report for the Blue Nose Project located in Lincoln County, Nevada.  The total consideration to be paid under the contract is approximately $46,000.  As of June 30, 2010, the Company had not incurred any expenses pertaining to this contract.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

8.           Commitments and Contingencies – Cont’d

As of June 1, 2010, the Company entered into a Consulting Agreement with Teatyn Enterprises Inc. (“Teatyn”) to provide business consulting and investor relations consulting.  Under the agreement, Teatyn will receive a monthly fee of CAD $10,000, subject to monthly reductions of up to CAD $3,500 if Teatyn enters into one or more agreements to provide similar services to other companies of which the Company’s Chief Executive Officer is also a director or officer.  The agreement has an initial term of one year and can be renewed on such terms as may be agreed upon between the parties.  The agreement may be terminated at any time by the Company upon 30-days prior written notice or by Teatyn upon the occurrence of certain events defined in the agreement.  In addition the Company granted Teatyn options to purchase up to 250,000 common shares at an exercise price of $0.25 per share.  These options vest at the rate of 20,833 options per month and expire on the date that is 90 days after the termination of the Consulting Agreement.  These options were not granted pursuant to the Company’s 2006 Stock Option Plan.  Upon exercise of the options, Teatyn will receive restricted shares which cannot be re-sold unless their re-sale is registered by the Company pursuant to the Securities Act of 1933 or there is an exemption for the re-sale of such shares such as the exemption afforded by Rule 144.

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the years ended June 30, 2010, and June 30, 2009, were $24,007 and $16,588, respectively.  As of June 30, 2010, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2011, June 30, 2012, and June 30, 2013, are $31,509, $16,572, and $338, respectively.

Maintaining Claims in Good Standing

The Company is required to pay to the Department of Interior Bureau of Land Management (“BLM”) on or before September 1st of each year, a fee in the amount of $140 per mineral claim held by the Company.  The total amount paid on August 31, 2010, was $159,740 for 1,141 claims held by the Company at that date.

Under legislation enacted in Nevada in March 2010, claims owners are required to pay the State of Nevada an annual fee based upon a tiered system that requires fees ranging from $70 to $189 per claim, depending upon the total number of claims in Nevada that an owner holds.  The Company estimates, based upon the 1,141 claims held in Nevada as of September 1, 2010, that its annual fee will be $85 per claim, for a total of $96,985, with the first such annual fee payable no later than June 1, 2011.

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

8.           Commitments and Contingencies – Cont’d

The Company holds 18 mineral exploration permits covering 18 sections or portions of sections in the State of Arizona.  Mineral exploration permits have a duration of one year from the date of issuance.  The permits can be renewed for up to four additional one-year terms for a total of five years and provide the holder of the permit with an exclusive right to explore for minerals within the state land covered by the permit and to apply for mineral leases to such land.  The holder of a permit may remove from the land only the amount of material required for sampling and testing and is responsible for any damage or destruction caused by the holder’s exploration activities.  The holder of a permit is entitled to ingress and egress to the covered site along routes approved by the Arizona State Land Department.  IMC US has posted a bond required by the State of Arizona to back any reclamation required as a result of work performed.  The permit is renewable if the holder has expended not less than $10.00 per acre during each of the first two year-long periods and $20.00 per acre during each of the next three year-long periods.  The permit fee is $2.00 per acre for the first two years and $1.00 per acre per year for the following three years.  Upon termination of a mineral exploration permit, the State of Arizona is entitled to information collected by the permit holder.  In the event that a permit holder discovers a valuable mineral deposit, the permit holder may apply to the Arizona State Land Department for a mineral lease having a term of 20 years and renewable for an additional 20 years.  A permit holder shall be the preferred recipient of the mineral lease, provided that all applicable requirements are met.  A mineral lease entitles the lessee to develop and establish a mine on the leased premises, provided that a mine plan and all necessary approvals are obtained.

9.           Changes in Officers and Directors

On October 22, 2009, Randal Ludwar resigned from his position as Chief Financial Officer of the Company. Mr. Ludwar remained a member of the Company’s Board of Directors.  There were no disagreements between Mr. Ludwar and the Company’s management as to operations, policies or financial reporting.

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

On April 27, 2010, the Company accepted the resignation of Joanne Hughes as Corporate Secretary. There were no disagreements between the Company and Ms. Hughes with respect to the management, policies, operations or financial reporting of the Company.

On April 27, 2010, the Company appointed Anne Macko to the position of Corporate Secretary.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

10.           Income Taxes

The Company's current and deferred income taxes are as follows:

	2010	2009
		(Restated)
		(See Note 16)

Loss before income taxes	$(3,314,953)	$(6,045,477)

Expected income tax recovery at the statutory rate of 29.5%	$(977,911)	$(1,783,416)
Increase in income taxes resulting from:
Permanent differences	$(6,459)	$342,413
Valuation allowance	$984,370	$1,441,003

Provision for income taxes	$-	$-

The Company has deferred income tax assets as follows:

	2010	2009

Net operating loss carry forward	$13,764,588	$10,474,300

Deferred Income tax on loss carry forward	$4,060,553	$3,089,919
Temporary differences (due to timing difference between
tax value and book value)	$277,415	$196,915
Valuation allowance for deferred income tax assets	$(4,337,968)	$(3,286,834)

Deferred income taxes	$-	$-

As of June 30, 2010, the Company has non-capital losses of approximately $13,789,530 available to offset future taxable incomes which expire as follows:

2026	$64,024
2027	$2,324,117
2028	$3,474,713
2029	$4,589,829
2030	$3,311,905
$13,764,588

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

11.            Related Party Transactions

Year ended June 30, 2010

The Company entered into an agreement to acquire, as a wholly-owned subsidiary, Canadian Infrastructure Corp., a Canadian corporation, pursuant to a Share Exchange Agreement (the “CIC Agreement”) between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009. Mr. Montgomery was the sole shareholder of CIC as well as the Company’s Chief Executive Officer and as a member of its Board of Directors.  The CIC Agreement was approved by the disinterested members of the Company’s Board of Directors on November 27, 2009, after obtaining an independent appraisal and market study for the quarry leases owned by CIC.  Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 Shares of the Company.  The CIC Agreement closed on February 9, 2010.  Also see Note 14, Mineral Property Interests.

On January 15, 2010, Roger M. Hall resigned as the Company’s Chief Operating Officer and as a member of the Company’s Board of Directors.  Mr. Hall subsequently resigned as Vice President - Exploration of IMC US.  As of January 12, 2010, the Company terminated its Independent Contractor Agreement with Mr. Hall dated April 1, 2007. Both parties waived any applicable notice periods and the termination was effective immediately.  The stock options previously granted to Mr. Hall were set to expire as follows: 200,000 options to acquire Shares at $0.15 per Share expired on April 15, 2010; 200,000 options to acquire Shares at $0.15 per Share will expire on December 10, 2013 and 250,000 to acquire Shares at $0.30 per Share will expire on April 9, 2012. There were no disagreements between Mr. Hall and the Company with respect to with the Company’s management, policies, procedures, internal controls or public disclosure documents.

Mr. Hall also received $94,081 in connection with services he performed for the Company as a senior geologist from the beginning of the fiscal year until his resignation on January 15, 2010.

Joanne Hughes served as the Company’s Corporate Secretary and received $31,538 until her resignation on April 27, 2010.  There were no disagreements between the Company and Ms. Hughes with respect to the management, policies, operations or financial reporting of the Company.

Anne Macko was appointed Corporate Secretary on April 27, 2010, and received $10,667 from her appointment to June 30, 2010.

A corporation owned and operated by the Company’s President who is also a member of the Company’s Board of Directors, received $102,000 for the President’s services.

A law firm, a partner of which is also a member of the Company’s Board of Directors, was paid $62,234 for legal services rendered and expenses incurred on behalf of the Company.

The Chief Financial Officer of the Company, received $13,617.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

11.            Related Party Transactions – Cont’d

Year ended June 30, 2009

Roger Hall, formerly the Company’s Chief Operating Officer and a Director of the Company, received $156,370 in connection with services he performed for the Company as a senior geologist.

Janet Shuttleworth, Treasurer and Corporate Secretary, was paid $27,476. Ms. Shuttleworth resigned on December 31, 2008. On April 22, 2008 Janet Shuttleworth was granted 200,000 stock options in accordance with the Company’s 2006 Stock Option Plan.  Upon her resignation, 133,333 options had vested.

Joanne Hughes served as Corporate Secretary and received $4,110 from July 1, 2008 to July 30, 2008, and from January 1, 2009, to June 30, 2009, she received $24,725.

A corporation owned and operated by the Company’s President who is also a member of the Company’s Board of Directors, received $102,000 for the President’s services.

On June 23, 2008 the Board granted options to the newly appointed President to purchase 250,000 common shares at an exercise price of $0.52 per share. These options were cancelled on December 11. 2008.   The Company expensed stock based compensation cost for $46,088 during the year ended June 30, 2009.

In November of 2008, the Company purchased Infrastructure Materials Corp US (“IMC US”), a Nevada corporation from Todd Montgomery, a director and CEO of the Company, and the sole shareholder of IMC US.  The transaction was approved by the disinterred members of the Board of Directors.  Under the terms of the Share Exchange Agreement pursuant to which the transaction was effected, Mr. Montgomery received 397,024 common shares of the Company at an agreed value of $0.50 per share in exchange for all of the outstanding shares of IMC US.  The transaction was measured at fair value, being the market value of the equity instruments delivered on the transaction date. The fair value of the 397,024 shares issued was measured at $31,762.

On December 11, 2008, the Board granted options to three directors to purchase 400,000 common shares each and to three other directors to purchase 50,000 common shares for a total of 1,350,000 options to purchase common shares in the Company at an exercise price of $0.15 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at the rate of 1/12 each month commencing December 19, 2008 until fully vested. The options granted were for a term of five years. The Company expensed stock based compensation cost of $98,309 during the year ended June 30, 2009.

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

12.  Accrued Liabilities

Accrued liabilities are comprised of the following:

	2010	2009
	$	$
Year-end reporting and audit	32,000	22,000
Reclamation Bonding	67,652	61,901
Other	17,500	-
Total	117,152	83,901

13. Geographic Location of Assets

All assets in the financial statements are located in the State of Nevada, United States of America except for Cash and Cash equivalents of $101,512 and Mineral Property Interests of $514,525, which are located in Canada.

14. Mineral Property Interests

The Company entered into an agreement to acquire, as a wholly-owned subsidiary, Canadian Infrastructure Corp., a Canadian corporation, pursuant to a Share Exchange Agreement (the “CIC Agreement”) dated as of December 15, 2009, between the Company, CIC and Todd D. Montgomery.  Also see Note 11, Related Party Transactions.  Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 Shares of the Company.  The CIC Agreement closed on February 9, 2010.  The Company is accounting for the acquisition of CIC as a business combination that is accounted for under the acquisition method as discussed in FASB ASC Topic 805.

ASC 805 requires acquisition-date fair value measurement of identifiable assets, liabilities assumed and non-controlling interests in the acquiree.  There were no liabilities recorded in the financial records of CIC as of February 9, 2010, the date of acquisition.  Further, the Company acquired all the issued and outstanding shares of CIC, resulting in the absence of non-controlling interests in the acquiree.  Costs incurred in connection with the acquisition were expensed.

Amounts recognized as assets as of the acquisition date:

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

15. Fair Value of Financial Instruments

The fair values of financial assets and financial liabilities measured in the balance sheet as of June 30, 2010 are as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	Inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	1,598,248	1,598,248	-	-
Short Term Investments	586,745	586,745	-	-
Prepaid expenses and
other receivables	122,343	-	-	122,343

Liabilities
Accounts Payable	93,410	-	-	93,410
Accrued Liabilities	117,152	-	-	117,152

The fair values of financial assets and financial liabilities measured in the balance sheet as of June 30, 2009 are as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	Inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	420,266	420,266	-	-
Short Term Investments	3,116,803	3,116,803	-	-
Prepaid expenses and
other receivables	205,482	-	-	205,482

Liabilities
Accounts Payable	187,000	-	-	187,000
Accrued Liabilities	83,901	-	-	83,901

16. Revisions to Financial Statements

The financial statements as of June 30, 2009 and for the year then ended are revised to incorporate additional general and administrative expenses relating to warrant modification expenses of $844,423 and $346,673 in fiscal years 2008 and 2009, respectively, following further analyses of modifications to the Company’s then outstanding warrants. These analyses were conducted in 2010.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

16. Revisions to Financial Statements – Cont’d

An analysis of the modification of warrants in fiscal year 2008 determined that the extension of the expiry of the warrants increased the value of the warrants by $844,423. This increase was calculated using the Black Scholes method of valuation (refer to Note 5) and included as an expense in general and administrative expenses.

An analysis of the modification of warrants in fiscal year 2009 determined that the reduction in the exercise price of the warrants increased the value of the warrants by $346,673. This increase was calculated using the Black Scholes method of valuation (refer to Note 5) and included as an expense in general and administrative expenses.

The effect of the changes in the financial statements is summarized as follows:

	Year ended		Quarter ended		Quarter ended		Quarter ended		Year ended
	June 30, 2008		September 30, 2008		December 31, 2008		March 31, 2009		June 30, 2009
	Prior to		Prior to		Prior to		Prior to		Prior to
	Restatement	Restated	Restatement	Restated	Restatement	Restated	Restatement	Restated	Restatement	Restated
	$	$	$	$	$	$	$	$	$	$
Balance Sheet:

Additional Paid-in Capital	10,738,801	11,583,224	14,202,714	15,047,137	14,780,924	15,972,020	17,112,124	18,303,220	17,224,699	18,415,795
Deficit Accumulated During the Exploration Stage	(6,730,845)	(7,575,268)	(8,138,083)	(8,982,506)	(9,859,188)	(11,050,284)	(10,914,421)	(12,105,517)	(12,429,649)	(13,620,745)

Consolidated Statement of Operations and Comprehensive Loss

General and administrative	1,782,706	2,627,129	734,360	734,360	1,116,784	1,463,457	695,496	695,496	3,125,351	3,472,024

Total Operating Expenses	3,868,625	4,713,048	1,419,037	1,419,037	1,735,618	2,082,291	1,066,057	1,066,057	5,749,023	6,095,696

Loss from Operations	(3,868,625)	(4,713,048)	(1,419,037)	(1,419,037)	(1,735,618)	(2,082,291)	(1,066,057)	(1,066,057)	(5,749,023)	(6,095,696)

Loss before Income Taxes	(3,791,042)	(4,635,465)	(1,407,238)	(1,407,238)	(1,721,105)	(2,067,778)	(1,055,233)	(1,055,233)	(5,698,804)	(6,045,477)

Net Loss and Comprehensive Loss	(3,791,042)	(4,635,465)	(1,407,238)	(1,407,238)	(1,721,105)	(2,067,778)	(1,055,233)	(1,055,233)	(5,698,804)	(6,045,477)
Loss per Weighted Average Number of Shares Outstanding-Basic and Fully Diluted	(0.09)	(0.11)	(0.03)	(0.03)	(0.03)	(0.04)	(0.02)	(0.02)	(0.11)	(0.11)

Consolidated Statement of Cash Flows

Net Loss	(3,791,042)	(4,635,465)	(1,407,238)	(1,407,238)	(3,128,343)	(3,475,016)	(4,183,576)	(4,530,249)	(5,698,804)	(6,045,477)

Adjustment for: Warrant modification expense	-	844,423	-	-	-	346,673	-	346,673	-	346,673

Net cash used in operating activities	(2,173,006)	(2,173,006)	(1,031,453)	(1,031,453)	(1,914,034)	(1,914,034)	(2,558,718)	(2,558,718)	(3,599,725)	(3,599,725)

17.  Subsequent Events

Based on a review of all of the Company’s mineral claims, the Company has abandoned certain claims that it has determined are not in the Company’s best interests to retain.

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009
(Amounts expressed in US Dollars)

17.  Subsequent Events – Cont’d

IMC US Limestone Mineral Claims

•	The Aspen mineral claim group was abandoned.
•	255 of the 301 Blue Nose mineral claims were retained and 46 mineral claims were abandoned.
•	25 of the 50 Burnt Springs mineral claims were retained and 25 mineral claims were abandoned.
•	87 of the 242 Jumbled Mountain mineral claims were retained and 155 mineral claims were abandoned.
•	69 of the 139 Lime Mountain mineral claims were retained and 70 mineral claims were abandoned.
•	53 of the 68 MM mineral claims were retained and 15 mineral claims were abandoned.
•	130 of the 208 Morgan Hill mineral claims were retained and 78 mineral claims were abandoned.
•	35 of the 71 Pequop mineral claims were retained and 36 mineral claims were abandoned.
•	45 of the 76 Ragged Top mineral claims were retained and 31 mineral claims were abandoned.
•	4 of the 21 Royale mineral claims were retained and 17 mineral claims were abandoned.
•	76 of the 129 Wood Hills mineral claims were retained and 53 mineral claims were abandoned.

Silver Reserve Corp. Mineral Claims

•	48 of the 104 Klondyke mineral claims were retained and 56 were abandoned.
•	5 of the 10 Montezuma mineral claims were retained and 5 mineral claims were abandoned.

On July 12, 2010, the United States Bureau of Land Management (the “BLM”) approved the Company’s Plan of Operations for 24 of 301 limestone mineral claims located in Lincoln County, Nevada (commonly referred to by the Company as the “Blue Nose Project”).  Under the Plan of Operations, the Company conducted approximately 35 days of grid drilling to depths ranging between 150 and 900 feet beginning in early August.  The Plan of Operations also includes road building and blasting.

On July 14, 2010, the Company posted a reclamation bond in the amount of $240,805 with the BLM in connection with the Blue Nose Project. The Bond backs the Company’s obligations under the Plan of Operations to restore the site and correct environmental damage (if any) caused by the Company’s activities on the Blue Nose Project.

On August 24, 2010, the Company received approval from the State of Arizona of mineral exploration permits for two additional sections covering 1,280 acres.

On September 1, 2010, 700,000 warrants and 294,000 broker warrants expired.

On September 28, 2010, the IMC US engaged Tetra Tech, Inc. to complete the exploration permitting and approval process for its Blye Canyon project near Seligman, Arizona.  The total consideration to be paid under the contract is approximately $19,000.

On September 30, 2010, 50,000 options issued in accordance with the Company’s 2006 Stock Option Plan were exercised and 200,000 options expired.