Form 10-K/A
period 2009-06-30
INFRASTRUCTURE MATERIALS CORP.
filed 2010-10-29
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark one)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended  June 30, 2009, or

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act    Yes ☐    No ☒

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

Transitional Small Business Disclosure    Yes ☐  No ☒

EXPLANATORY NOTE

This Report on Form 10-K/A of Infrastructure Materials Corp. (the “Company”) amends and restates the report on Form 10-K filed by the Company on September 28, 2009 for the fiscal year ended June 30, 2009, (the “Original Report”) in the following respects.

The Company’s financial statements for the fiscal years ended June 30, 2008 and June 30, 2009 are revised to incorporate additional general and administrative expenses relating to warrant modification expense of $844,423 and $346,673, respectively.

An analysis of the modification of warrants in fiscal year 2008 determined that the modification increased the value of the warrants by $844,423. This amount, attributable to the extension of the expiry of the warrants, is included as an expense in general and administrative expenses in the Company’s restated financial statements for the year ended June 30, 2008.  Please refer to Note 15 to the Company’s financial statements filed with this report for more detailed information.

An analysis of the modification of warrants in fiscal year 2009 determined that the modification increased the value of the warrants by $346,673. This amount, attributable to the reduction in the exercise price of the warrants, is included as an expense in the general and administrative expenses in the restated financial statements for the year ended June 30, 2009.  Please refer to Note 15 to the Company’s financial statements filed with this report for more detailed information.

Other than the revisions described above, we have not included in this Amendment No 1. any events that occurred or information that became available subsequent to the date of filing of the Original Report.

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

On December 1, 2008, Infrastructure Materials Corp. (the “Company”) amended its Certificate of Incorporation to change its name to from “Silver Reserve Corp.” to “Infrastructure Materials Corp.” The name change was effected pursuant to Section 253 of the Delaware General Corporation Law by merging a wholly-owned subsidiary (formed for the purpose of implementing the name change) into the Company.  The Company was the surviving corporation and, in connection with the merger, it has amended its Certificate of Incorporation to change its name to “Infrastructure Materials Corp.” pursuant to the Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware on December 1, 2008.

On December 18, 2008, the Company incorporated a second wholly owned subsidiary in the State of Delaware under its former name “Silver Reserve Corp.”, sometimes referred to as “Silver Reserve” or “SRC”. The Company assigned all of its silver/base metal projects to this subsidiary.

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
3,595,739

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

The following table summarizes the options outstanding as at June 30, 2009:

	Option Price	Weighted average remaining contractual life	Weighted average remaining contractual life	Number of options
Expiry Date	Per Share	2009	2008	2009	2008
Aug 30, 2009	0.25	0.17		20,833
Aug 30, 2009	0.15	0.17		10,417
Dec 31, 2009	0.30	0.51		50,000
Dec 31, 2009	0.35	0.51		133,333
April 9, 2012	0.30	2.82	3.75	1,800,000	1,850,000
April 16, 2012	0.50	2.84	3.75	50,000	50,000
May 16, 2012	0.50	2.92		-	-
Jan 23, 2013	0.60	3.62	4.58	50,000	50,000
April 1, 2013	0.35	3.81	4.75	50,000	400,000
June 22, 2013	0.52	4.04	4.95	-	250,000
Dec 10, 2013	0.15	4.51		1,925,000	-
Dec 10, 2013	0.25	4.51		50,000	-
Jan 1, 2014	0.15	4.57		300,000
Feb 2, 2014	0.31	4.66		150,000
June 4, 2014	0.47	5.00		50,000
Options outstanding at end of year				4,639,583	2,600,000
Weighted average exercise price at end of year				0.24	0.49
Weighted average remaining contractual life		3.65	4.03

	Number of Shares
	2009	2008

Outstanding, beginning of year	2,600,000	1,910,000
Granted	4,550,000	700,000
Expired	-	-
Exercised	-	-
Forfeited	(2,510,417)	(10,000)
Cancelled	-	-
Outstanding, end of year	4,639,583	2,600,000
Exercisable, end of year	3,524,750	2,045,833

Item 6.  Selected Financial Data

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the accompanying financial statements and notes included in this report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

Discussion of Operations & Financial Condition
Twelve months ended June 30, 2009

The Company has no source of revenue and we continue to operate at a loss.  We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter.  As at June 30, 2009, we had accumulated losses of $13,620,745 (June 30, 2008 - $7,575,268).  Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

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

SELECTED ANNUAL INFORMATION

	June 30, 2009	June 30, 2008

Revenues	Nil	Nil
Net Loss	$6,045,477	$4,635,465
Loss per share-basic and diluted	$(0.11)	$(0.11)
Total Assets	$4,884,471	$3,050,237
Total Liabilities	$270,901	$350,402
Cash dividends declared per share	Nil	Nil

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in Operating Expenses for the year ended June 30, 2009 is general and administrative expense of $3,472,024, as compared with $2,627,129 for the year ended June 30, 2008.  General and administrative expense represents approximately 57% of the total operating expense for the year ended June 30, 2009 and 56% of the total Operating Expense for the year ended June 30, 2008.  General and administrative expense increased by $844,895 in the current year, compared to the prior year.  Most of the increase is from higher consulting fees ($277,857), due diligence costs on limestone projects ($175,720), stock based compensation ($674,778), wages ($166,953) and foreign currency losses ($51,921) offset in part by a decrease in warrant modification expense of $497,750.

(b) Project Expense

Included in operating expenses for the year ended June 30, 2009 is project expenses for $2,409,468 as compared with $1,836,077 for the year ended June 30, 2008.  Project expense represents approximately 40% of the total operating expense for the year ended June 30, 2009 and approximately 39% of the total operating expense for the year ended June 30, 2008. The majority of project expenses for the years ended June 30, 2009 and June 30, 2008 related to exploration on the limestone, precious and base metal claims.

Liquidity and Capital Resources

The following table summarizes the company’s cash flows and cash in hand:

	Year ended	Year ended
	June 30, 2009	June 30, 2008

Cash and cash equivalent	$420,266	$1,553,855
Working capital	$3,471,649	$1,358,999
Cash used in operating activities	$(3,599,725)	$(2,173,006)
Cash used/provided in investing activities	$(3,132,091)	$1,087,605
Cash provided by financing activities	$5,598,227	$ nil

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

SUMMARY COMPENSATION TABLE

						Non-equity	Nonqualified
	Year			Stock	Option	incentive plan	deferred	All other
Name and principal	Ended	Salary	Bonus	Awards	awards	compensation	compensation	compensation	Total
position	June 30,	($)	($)	($)	($)	($)	earnings ($)	($)	($)

Todd D. Montgomery	2009	NIL	NIL	NIL	94,413	NIL	NIL	NIL	94,413
CEO and Director	2008	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

Mason Douglas
President and Director	2009	NIL	NIL	NIL	94,413	NIL	NIL	102,000	196,413
	2008	NIL	NIL	NIL	NIL	NIL	NIL	2,236	2,236

Randal Ludwar
CFO and Director	2009	NIL	NIL	NIL	68,925	NIL	NIL	NIL	68,925
	2008	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

Roger Hall
COO and Director (1)	2009	NIL	NIL	NIL	94,413	NIL	NIL	156,370	250,783
	2008	NIL	NIL	NIL	NIL	NIL	NIL	157,729	NIL

Joanne Hughes
Corporate Secretary (2)(3)	2009	NIL	NIL	NIL	20,339	NIL	NIL	28,835	49,174
	2008	NIL	NIL	NIL	3,695	NIL	NIL	12,360	16,055

Janet Shuttleworth,
Former Treasurer(2)(4)	2009	NIL	NIL	NIL	13,057	NIL	NIL	27,476	40,533
	2008	NIL	NIL	NIL	9,854	NIL	NIL	14,836	24,690

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
c/o Ironshore Partners
P. O. Box 792
West Bay Rd, Unit D
Trafalgar Place, Grand Cayman
Cayman Islands K1Y 1303

Name and Address Of Beneficial Owner	Number of Shares of Common Stock		Percentage of Class Held

Todd D. Montgomery, CEO	4,185,524	(1)	6.95 % of Common Shares
1025 Grayson Cres.
Moose Jaw, SASK S6H 4N7

Joseph Montgomery, Chairman	500,000	(2)	0.83 % of Common Shares
878 W. 27th Avenue
Vancouver, BC V5Z 2G7

Randal Ludwar, CFO	500,000		0.83 % of Common Shares
1215 Mayberry Crescent
Moose Jaw, SASK S6H 6X7

Brent Walter	1,100,000	(3)	1.84 % of Common Shares
2417 – 32nd Avenue SW
Calgary, AB T2T 1X4

Mason Douglas, President	550,000		0.91 % of Common Shares
5542 Henwood St., S.W.
Calgary, AB T3E 6Z3

Roger Hall, COO	175,000		0.29% of Common Shares
HC73, Box 36
Franklin, West Virginia 26807

Joanne Hughes, Corporate Secretary	55,000		0.09% of Common Shares
1415 Hazelton Blvd., #32
Burlington, ON L7P 4W6

TOTAL	7,065,524		11.74%

(1)	88,500 of Todd Montgomery’s shares are held by Nevada Refinery Inc. a Nevada corporation owned by Mr. Montgomery.

(2)	400,000 of Joseph Montgomery’s shares are held by his family members.

(3)	300,000 of Brent Walter’s shares are held by a family member.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The amended and restated Financials Statements and Report of Schwartz Levitsky Feldman, LLP for the year ended June 30, 2009 and for the year ended June 30, 2008 are filed as part of this report.

Index to Exhibits

Consent of Schwartz Levitsky Feldman LLP Independent Auditors dated October 29, 2010	23.1

Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Report of Schwartz Levitsky Feldman, LLP	F-1

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

Current Report of Form 8-K “Item 1.01 – Entry into a Material Definitive Agreement,” dated November 7, 2008

Current Report of Form 8-K “Item 5.03 – Amendment of Incorporation or By-laws,” dated December 1, 2008

Current Report of Form 8-K “Item 5.02 – Departure of Directors or Certain Officers; Appointment of Certain Officers ,” dated January 2, 2009

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of October, 2010.

SIGNATURE	TITLE	DATE

/s/Todd D. Montgomery	Chief Executive Officer	October 29, 2010
Todd D. Montgomery

/s/Mason Douglas	President	October 29, 2010
Mason Douglas

/s/Rakesh Malhotra	Chief Financial Officer	October 29, 2010
Rakesh Malhotra

SIGNATURE	TITLE	DATE

/s/Todd D. Montgomery	Chief Executive Officer and Director	October 29, 2010
Todd D. Montgomery

/s/Mason Douglas	President and Director	October 29, 2010
Mason Douglas

/s/ Randal Ludwar	Director	October 29, 2010
Randal Ludwar

/s/ Joseph Montgomery
Joseph Montgomery	Chairman of the Board and Director	October 29, 2010

/s/ Brent Walter
Brent Walter	Director	October 29, 2010

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)

RESTATED CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2009 AND 2008

(Amounts expressed in US Dollars)

CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Restated Consolidated Balance Sheets as of June 30, 2009 and June 30, 2008	F-2

Restated Consolidated Statements of Operations for the years ended June 30, 2009 and June 30, 2008 and for the period from inception (June 3, 1999) to June 30, 2009	F-3

Restated Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2009 and June 30, 2008 and for the period from inception (June 3, 1999) to June 30, 2009	F-4

Restated Consolidated Statements of Cash Flows for the years ended June 30, 2009 and June 30, 2008 and for the period from inception (June 3, 1999) to June 30, 2009	F-5

Notes to Restated Consolidated Financial Statements	F-6

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Infrastructure Materials Corp.
(An Exploration Stage Company)

We have audited the accompanying restated consolidated balance sheets of Infrastructure Materials Corp. (the company) as at June 30, 2009 and 2008 and the related restated consolidated statements of operations, cash flows and stockholders’ equity for the years ended June 30, 2009 and 2008 and for the period from incorporation to June 30, 2009.  These restated consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these restated consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall restated consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the restated consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as at June 30, 2009 and 2008 and the results of its operations and its cash flows for the years ended June 30, 2009 and 2008 and for the period from incorporation to June 30, 2009 in conformity with United States generally accepted accounting principles.

As discussed in note 15 to the restated consolidated financial statements, the financial statements have been restated to expense the fair value of warrant modifications for the fiscal years 2009 and 2008.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
August 6, 2009, except for note 14 which is as of	Licensed Public Accountants
September 14, 2009 and note 15 which is as of October 25, 2010

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Restated Consolidated Balance Sheet as at
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

	2009	2008
	(Restated)	(Restated)
	(See Note 15)
	$	$
ASSETS
Current
Cash and cash equivalents	420,266	1,553,855
Short-term investments	3,116,803	-
Prepaid expenses	205,482	155,546

Total Current Assets	3,742,551	1,709,401
Plant and Equipment, net (note 4)	1,141,920	1,340,836

Total Assets	4,884,471	3,050,237

LIABILITIES
Current
Accounts payable	187,000	157,516
Accrued liabilities (note 12)	83,901	192,886

Total Current Liabilities	270,901	350,402

Total Liabilities	270,901	350,402

Commitments and Contingencies (note 8)

Related Party Transactions (note 11)

STOCKHOLDERS' EQUITY
Capital Stock (note 5)
Common stock, $0.0001 par value, 100,000,000 shares authorized, 60,198,500 issued and outstanding (2008 - 43,785,569)	6,020	4,379
Additional Paid-in Capital	18,415,795	11,583,224
Deferred Stock Compensation (note 7)	(187,500)	(1,312,500)
Deficit Accumulated During the Exploration Stage	(13,620,745)	(7,575,268)

Total Stockholders' Equity	4,613,570	2,699,835

Total Liabilities and Stockholders' Equity	4,884,471	3,050,237

(The accompanying notes are an integral part of these restated consolidated financial statements.)

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Restated Consolidated Statements of Operations and Comprehensive Loss for the
Years Ended June 30, 2009 and 2008 and the Period from Inception (June 3, 1999) to June 30, 2009
(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception
		2009	2008
	(Restated)	(Restated)	(Restated)
	(See Note 15)	(See Note 15)	(See Note 15)
	$	$	$
Expenses
General and administrative	6,792,442	3,472,024	2,627,129
Project expenses	6,381,719	2,409,468	1,836,077
Amortization	711,393	214,204	249,842

Total Operating Expenses	13,885,554	6,095,696	4,713,048

Loss from Operations	(13,885,554)	(6,095,696)	(4,713,048)
Interest Income	355,262	50,219	98,422
Interest Expense	(90,453)	-	(20,839)

Loss before Income Taxes	(13,620,745)	(6,045,477)	(4,635,465)
Provision for income taxes	-	-	-

Net Loss and Comprehensive Loss	(13,620,745)	(6,045,477)	(4,635,465)

Loss per Weighted Average Number of Shares Outstanding- Basic and Fully Diluted		(0.11)	(0.11)

Basic Weighted Average Number of Shares Outstanding During the Years
- Basic and Fully Diluted		53,763,595	40,987,468

(The accompanying notes are an integral part of these restated consolidated financial statements.)

INFRASTRUCTURE MATERIALS CORP.
( FORMERLY SILVER RESERVE CORP. )
(AN EXPLORATION STAGE MINING COMPANY)
Restated Consolidated Statements of Changes in Stockholder’s Equity for the
Years Ended June 30, 2009 and 2008 and the Period from Inception (June 3, 1999) to June 30, 2009
(Amounts expressed in US Dollars)

					Deficit
					Accumulated
	Common Stock		Additional	Deferred	during the	Total
	Number		Paid-in	Stock	Exploration	Stockholders'
	of Shares	Amount	Capital	Compensation	Stage	Equity
		$	$	$	$	$

For the period from inception (June 3, 1999) through July 1, 2004	1	-	5,895		(5,895)	-

Net (loss)	-	-	910		(910)	-

Balance, June 30, 2005	1	-	6,805	-	(6,805)	-
Contribution to additional paid-in capital	-	-	3,024			3,024
Cancelled shares	(1)	-	(1)			(1)
Common shares issued for nil consideration	14,360,000	1,436	(1,436)		-	-
Common shares issued for cash	2,050,000	205	414,795		-	415,000
Subscription for stock			300,000		-	300,000
Stock issuance cost	-	-	(24,500)		-	(24,500)
Net loss	-	-	-		(87,574)	(87,574)
Balance, June 30, 2006	16,410,000	1,641	698,687	-	(94,379)	605,949

Common shares issued for cash	3,395,739	340	548,595		-	548,935

Common shares issued to agents in lieu of commission for placement of common shares and convertible debentures	1,064,000	106	265,894		-	266,000

Common shares issued for acquisition of interests in mineral claims	3,540,600	354	884,796		-	885,150

Common shares issued for acquisition of interests in mineral claims	1,850,000	185	462,315		-	462,500

Common shares issued for acquisition of interests in a refinery	88,500	9	22,116		-	22,125

Common shares issued for purchase of a mill with capital equipments	6,975,000	697	1,743,053		-	1,743,750
Stock issuance cost			(59,426)			(59,426)
Stock based compensation			30,026			30,026
Net loss for the year ended June 30, 2007		-	-		(2,845,424)	(2,845,424)
Balance, June 30, 2007	33,323,839	3,332	4,596,056	-	(2,939,803)	1,659,585
Common stock issued to consultants	3,000,000	300	2,249,700	(1,875,000)	-	375,000
Stock based compensation		-	139,272		-	139,272
Warrant modification expense			844,423			844,423
Conversion of convertible debentures with accrued interest	7,186,730	719	3,590,801	-	-	3,591,520
Common shares issued for acquisition of
interests in mineral claims	175,000	18	104,982			105,000
Common stock issued to a consultant	100,000	10	57,990			58,000
Amortization of deferred stock compensation			562,500			562,500
Net loss for the year					(4,635,465)	(4,635,465)
Balance June 30, 2008 (Restated-Note 15)	43,785,569	4,379	11,583,224	(1,312,500)	(7,575,268)	2,699,835

Common shares issued for cash (net)	7,040,000	704	3,372,296	-	-	3,373,000
Common stock issued to a consultant	75,000	7	43,493	-	-	43,500
Common stock issued on acquisition of a subsidiary	397,024	40	31,722	-	-	31,762
Common shares issued on warrant exercises	8,900,907	890	2,224,337	-	-	2,225,227
Stock based compensation			814,050			814,050
Warrant modification expense			346,673			346,673
Amortization of deferred stock compensation				1 ,125,000		1 ,125,000
Net loss for the year					(6,045,477)	(6,045,477)
Balance June 30, 2009 (Restated-Note 15)	60,198,500	6,020	18,415,795	(187,500)	(13,620,745)	4,613,570
(The accompanying notes are an integral part of these restated consolidated financial statements.)

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Restated Consolidated Statements of Cash Flows for the
Years Ended June 30, 2009 and 2008 and the Period from Inception (June 3, 1999) to June 30, 2009
(Amounts expressed in US Dollars)
	Cumulative
	Since
	Inception	2009	2008
	(Restated)	(Restated)	(Restated)
	(See Note 15)	(See Note 15)	(See Note 15)
	$	$	$
Cash Flows from Operating Activities
Net loss	(13,620,745)	(6,045,477)	(4,635,465)
Adjustments for:
Amortization	711,393	214,204	249,842
Amortization of debt issuance cost	247,490	-	82,555
Stock based compensation	983,348	814,050	139,272
Warrant modification expense	1,191,096	346,673	844,423
Shares issued for mineral claims, as part of project expenses	1,452,650	-	105,000
Shares issued for consultant services expensed	2,164,000	1,168,500	995,500
Impairment of goodwill on acquisition of subsidiary	31,762	31,762	-
Interest on convertible debentures	90,453	-	20,839
Changes in non-cash working capital
Prepaid expenses	(205,482)	(49,936)	(126,121)
Accounts payable	187,000	29,484	70,270
Accrued liabilities	84,342	(108,985)	80,879

Net cash used in operating activities	(6,682,693)	(3,599,725)	(2,173,006)

Cash Flows from Investing Activities
Decrease (Increase) in Short-term investments	(3,116,803)	(3,116,803)	1,124,059
Acquisition of plant and equipment for cash	(89,772)	(15,288)	(36,454)
Proceeds from sale of plant and equipment	2,500	-	-
Net cash provided (used) in investing activities	(3,204,075)	(3,132,091)	1,087,605

Cash Flows from Financing Activities
Issuance of common shares for cash	4,790,740	3,520,000	-
Issuance of common shares for warrant exercises	2,225,227	2,225,227	-
Issuance of convertible debentures subsequently converted to stock	3,501,067	-
Stock and debenture placement commissions paid in cash	(210,000)	(147,000)	-

Net cash provided by financing activities	10,307,034	5,598,227	-

Net Change in Cash	420,266	(1,133,589)	(1,085,401)
Cash - beginning of year	-	1,553,855	2,639,256

Cash - end of year	420,266	420,266	1,553,855

Supplemental Cash Flow Information
Interest paid	-	-	-

Income taxes paid	-	-	-

(The accompanying notes are an integral part of these restated consolidated financial statements.)

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

1.	Nature of Business and Operations -Cont’d

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

2.	Exploration Stage Activities – Cont’d

The Company is in the exploration stage and has not yet realized revenues from its planned operations.  The Company has incurred a cumulative loss of $13,620,745 from inception to June 30, 2009.  The Company has funded operations through the issuance of capital stock and convertible debentures.  In May and June of 2006, the Company closed a private placement of its common stock for gross proceeds of $415,000.  During the year ended June 30, 2007 the Company raised $848,935 (including $300,000 received in prior year as stock subscription) through private placement of its common stock for cash.  The Company also issued Convertible Debentures in the amount of $1,020,862 during the year ended June 30, 2006 and issued Convertible Debentures in the amount of $2,480,205 during the year ended June 30, 2007.  During the three-month period ended September 30, 2008 the Company completed private placements of common stock for proceeds of $3,373,000 net of cash expenses. During the three month period ended March 31, 2009 as a result of warrant exercises the Company issued common stock for proceeds of $2,225,227. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from production of minerals or metals on its properties, if feasible.

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

3.     Summary of Significant Accounting Policies –Cont’d

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies – Cont’d

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies –Cont’d

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies-Cont’d

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies-Cont’d

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies-Cont’d

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

4.	Plant and Equipment, Net

	June 30, 2009		June 30, 2008
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Office, furniture and fixtures	18,830	8,506	17,573	6,036
Computer equipment	6,571	3,405	6,408	2,049
Leasehold improvements	16,230	14,815	16,230	9,405
Plant and Machinery	1,514,677	557,350	1,514,511	387,851
Tools	6,725	3,281	5,781	2,186
Vehicles	76,407	24,276	63,481	12,566
Consumables	64,197	54,835	64,197	45,473
Molds	900	569	900	427
Mobile Equipment	73,927	34,244	73,927	24,323
Factory Buildings	74,849	10,112	74,849	6,705

	1,853,313	711,393	1,837,857	497,021

Net carrying amount		1,141,920	1,340,836
Amortization charges		214,204	249,842

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
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

An analysis of the June 18, 2008 modification of warrants determined that the extension of the expiry of the warrants increased the value of the warrants by $844,423. This analysis and the analysis of the December 11, 2008 modification discussed below were conducted by the Company in 2010 and resulted in revisions of the Company’s financial statements for the years ended June 30, 2008 and June 30, 2009, as also described in Note 15. The June 18, 2008 increase in the value of warrants was calculated using the Black Scholes method of valuation using the following factors:

Risk free rate	2.95%
Expected dividends	0%
Forfeiture rate	0%
Volatility	125.18% to 151.61%
Warrant modification expenses	$844,423

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

An analysis of the December 11, 2008 modification of warrants determined that the reduction in the exercise price of the warrants increased the value of the warrants by $346,673. This increase was calculated using the Black Scholes method of valuation using the following factors:

Risk free rate	2.95%
Expected dividends	0%
Forfeiture rate	0%
Volatility	264.73%
Warrant modification expenses	$346,673

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

5.    Issuance of common shares and warrants-cont’d

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

	Number of
	Warrants	Exercise
	Granted	Prices		Expiry Date
		$

Outstanding at June 30, 2007 and average exercise price	700,214	0.50
Granted in year 2007-2008	7,002,134	0.75		Dec 31, 2009
Exercised in year 2007-2008	-	-
Expired in year 2007-2008	-	-
Cancelled	-	-
Outstanding at June 30, 2008 and average exercise price	7,702,349	0.73
Granted in year 2008-2009	3,520,000	0.75		Sept 1, 2010
Granted in year 2008-2009	294,000	0.50		Sept 1, 2010

Exercised in year 2008-2009	(8,900,907)	0.75	*
Expired in year 2008-2009	-	-
Cancelled	-	-

Outstanding at June 30, 2009 and average exercise price	2,615,441	0.66

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

6.    Stock Based Compensation – Cont’d

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

6.    Stock Based Compensation- Cont’d

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

6.           Stock Based Compensation- Cont’d

	10-Apr	17-Apr	24-Jan	2-Apr	23-Jun	7-Aug	11-Dec	11-Dec	11-Dec	19-Dec	1-Jan	3-Feb	5-Jun
	2007	2007	2008	2008	2008	2008	2008	2008	2008	2008	2009	2009	2009	Total

Risk free rate	4.50%	4.50%	5.00%	5.00%	5.00%	5.00%	2.95%	2.95%	2.95%	2.95%	2.95%	2.95%	2.95%

Volatility factor	50%	50%	50%	90.86%	111.64%	112.99%	149.96%	149.96%	149.96%	166.69%	168.45%	170.57%	155.95%

Expected dividends	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	-

Forfeiture rate	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	-

Expected life	5 years	5 years	5 years	5 years	5 years	5 years	5 years	5 years	5 years	1-4 years	5 years	5 years	5 years	-

Exercise price	$0.50	$0.50	$0.60	$0.35	$0.52	$0.46	$0.15	$0.25	$0.25	$0.30	$0.15	$0.31	$0.47	-

Total number of options granted	1,850,000	50,000	50,000	400,000	250,000	50,000	1,950,000	50,000	50,000	1,950,000	300,000	150,000	50,000	7,150,000

Grant date fair value	$0.07	$0.07	$0.29	$0.25	$0.42	$0.38	$0.14	$0.13	$0.13	$0.18- $0.27	$0.14	$0.29	$0.43	-

Total number of options cancelled/forfeited	(1,850,000)	(50,000)	(50,000)	(216,667)	(250,000)	(50,000)	(14,583)	(29,167)						(2,510,417)

Stock-based compensation cost expensed during the year ended June 30, 2009			$7,038	$29,561	$46,088	$1,564	$142,002	$2,775	$13,381	$509,217	$42,500	$18,355	$1,569	814,050

Unexpended Stock-based compensation cost deferred over the vesting period							$125,167		$8,920			$25,696	$20,151	$179,934

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

6.     Stock Based Compensation-Cont’d

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

8.	Commitments and Contingencies – Cont’d

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

10.      Income Taxes

The Company's current and deferred income taxes are as follows:

	2009	2008

Loss before income taxes	$(6,045,477)	$(4,635,465)
Expected income tax recovery at the statutory rates of 29.5% (2008 - 35%)	$(1,783,416)	$(1,622,413)
Increase in income taxes resulting from:
Permanent differences	342,413	409,937
Valuation allowance	1,441,003	1,212,476

Provision for income taxes	$-	$-

The Company has deferred income tax assets as follows:

	2009	2008

Net operating loss carry forward	$10,474,300	$5,852,356
Deferred Income tax on loss carry forward	$3,089,919	2,048,325
Temporary differences (due to timing difference between tax value and book value)	$196,915	386,403
Valuation allowance for deferred income tax assets	$(3,286,834)	(2,434,728)

Deferred income taxes	$-	$-

As of June 30, 2009 the Company has non-capital losses of approximately $10,474,300 available to offset future taxable incomes which expire as follows:

2026	$64,024
2027	$2,324,117
2028	$3,474,713
2029	$4,611,446
$10,474,300

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

11.     Related Party Transactions-Cont’d

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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
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

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

14.    Subsequent Events – Cont’d

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

15.    Revisions to financial statements

The financial statements as of June 30, 2008 and 2009 and for the years then ended are revised to incorporate additional general and administrative expenses relating to warrant modification expense of $844,423 and $346,673 in fiscal years 2008 and 2009, respectively, following further analyses of modifications to the Company’s then outstanding warrants.  These analyses were conducted in 2010.

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

The effect of the changes in the financial statements is summarized as follows:

INFRASTRUCTURE MATERIALS CORP.
(FORMERLY SILVER RESERVE CORP.)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Restated Consolidated Financial Statements
June 30, 2009 and 2008
(Amounts expressed in US Dollars)

15.	Revisions to financial statements – Cont’d

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

Consolidated Statement of operations and Comprehensive loss:

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