Form 10-Q
period 2010-09-30
INFRASTRUCTURE MATERIALS CORP.
filed 2010-11-12
CIK 1383859

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Yes ☐ No ☑

The number of shares of registrant’s common stock outstanding as of September 30, 2010 was 68,243,457.

INFRASTRUCTURE MATERIALS CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART 1 – FINANCIAL INFORMATION

ITEM 1           Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Amounts expressed in US Dollars)

(Unaudited-Prepared by Management)

CONTENTS

Interim Consolidated Balance Sheets as of September 30, 2010 (unaudited) and June 30, 2010 (audited)	4

Interim Consolidated Statements of Operations for the three months ended September 30, 2010 and September 30, 2009, and for the period from inception to September 30, 2010	5

Interim Consolidated Statements of Changes in Stockholders' Equity for the three months ended September 30, 2010 and for the period from inception to September 30, 2010	6

Interim Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and September 30, 2009, and for the period from inception to September 30, 2010	7

Condensed Notes to Interim Consolidated Financial Statements	8 - 23

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Balance Sheets as at
September 30, 2010 and June 30, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Sept. 30,	June 30,
	2010	2010
	$	$
	(unaudited)	(audited)

ASSETS
Current
Cash and cash equivalents	611,405	1,598,248
Short term investments	587,565	586,745
Prepaid expenses and other receivables	178,739	122,343

Total Current Assets	1,377,709	2,307,336
Plant and Equipment, net (Note 4)	934,493	971,280
Mineral Property Interests (Note 5)	514,525	514,525

Total Assets	2,826,727	3,793,141

LIABILITIES
Current
Accounts payable	432,236	93,410
Accrued liabilities	105,215	117,152

Total Current Liabilities	537,451	210,562

Commitments and Contingencies (Note 9)

Subsequent Events (Note 11)

Related Party Transactions (Note 10)

STOCKHOLDERS' EQUITY
Capital Stock (Note 6)
Common stock, $0.0001 par value, 100,000,000 shares authorized, 68,243,457 issued and outstanding (June 30, 2010 – 68,193,457)	6,824	6,819
Additional Paid‑in Capital	20,546,072	20,511,458
Deficit Accumulated During the Exploration Stage	(18,263,620)	(16,935,698)

Total Stockholders' Equity	2,289,276	3,582,579

Total Liabilities and Stockholders' Equity	2,826,727	3,793,141

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Operations
For the three months ended September 30, 2010 and September 30, 2009 and the Period from Inception (June 3, 1999) to September 30, 2010
 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the
		three months	three months
	Cumulative	ended	ended
	since	Sept. 30,	Sept. 30,
	inception	2010	2009
	$	$	$
Operating Expenses

General and administration	8,377,838	198,759	449,197
Project expenses	9,493,647	1,093,390	785,770
Amortization	925,501	36,787	45,255

Total Operating Expenses	18,796,986	1,328,936	1,280,222

Loss from Operations	(18,796,986)	(1,328,936)	(1,280,222)
Other income-interest	385,174	1,014	14,353
Other income-gain on bargain purchase (Note 5)	238,645	-	-

Interest Expense	(90,453)	-	-

Loss and Comprehensive Loss before Income Taxes	(18,263,620)	(1,327,922)	(1,265,869)

Provision for income taxes	-	-	-

Net Loss and Comprehensive Loss	(18,263,620)	(1,327,922)	(1,265,869)

Loss per Weighted Average Number of Shares Outstanding
-Basic and Fully Diluted		(0.02)	(0.02)

Weighted Average Number of Shares Outstanding During the Periods
-Basic and Fully Diluted		68,194,000	60,198,500

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Financial Statements of Changes in Stockholders’ Equity
From Inception (June 3, 1999) to September 30, 2010
(Amounts expressed in US Dollars)
 (Unaudited-Prepared by Management)

					Deficit
					Accumulated
	Common Stock		Additional	Deferred	during the	Total
	Number		Paid-in	Stock	Exploration	Stockholders'
	of Shares	Amount	Capital	Compensation	Stage	Equity
		$	$	$	$	$
For the period from inception (June 3, 1999) through July 1, 2004	1	-	5,895		(5,895)	-
Net (loss)	-	-	910		(910)	-
Balance, June 30, 2005 (audited)	1	-	6,805	-	(6,805)	-
Contribution to additional paid‑in capital	-	-	3,024			3,024
Cancelled shares	(1)	-	(1)			(1)
Common shares issued for nil consideration	14,360,000	1,436	(1,436)		-	-
Common shares issued for cash	2,050,000	205	414,795		-	415,000
Subscription for stock			300,000		-	300,000
Stock issuance cost	-	-	(24,500)		-	(24,500)
Net loss	-	-	-		(87,574)	(87,574)
Balance, June 30, 2006 (audited)	16,410,000	1,641	698,687	-	(94,379)	605,949

Common shares issued for cash	3,395,739	340	548,595		-	548,935
Common shares issued to agents in lieu of commission for placement of common shares and convertible debentures	1,064,000	106	265,894		-	266,000
Common shares issued for acquisition of interests in mineral claims	3,540,600	354	884,796		-	885,150
Common shares issued for acquisition of interests in mineral claims	1,850,000	185	462,315		-	462,500
Common shares issued for acquisition interests in a refinery	88,500	9	22,116		-	22,125
Common shares issued for purchase of a mill with capital equipments	6,975,000	697	1,743,053		-	1,743,750
Stock issuance cost			(59,426)			(59,426)
Stock based compensation			30,026			30,026
Net loss for the year ended June 30, 2007		-	-	-	(2,845,424)	(2,845,424)
Balance, June 30, 2007 (audited)	33,323,839	3,332	4,596,056	-	(2,939,803)	1,659,585

Common stock issued to consultants	3,000,000	300	2,249,700	(1,875,000)	-	375,000
Stock based compensation		-	139,272		-	139,272
Warrant modification expense			844,423			844,423
Conversion of convertible debentures with accrued interest	7,186,730	719	3,590,801	-	-	3,591,520
Common shares issued for acquisition of interests in mineral claims	175,000	18	104,982			105,000
Common stock issued to a consultant	100,000	10	57,990			58,000
Amortization of deferred stock compensation				562,500		562,500
Net loss for the year					(4,635,465)	(4,635,465)
Balance June 30, 2008 (audited)	43,785,569	4,379	11,583,224	(1,312,500)	(7,575,268)	2,699,835

Common shares issued for cash (net)	7,040,000	704	3,372,296	-	-	3,373,000
Common stock issued to a consultant	75,000	7	43,493	-	-	43,500
Common stock issued on acquisition of a subsidiary	397,024	40	31,722	-	-	31,762
Common shares issued on warrant exercises	8,900,907	890	2,224,337	-	-	2,225,227
Stock based compensation			814,050			814,050
Warrant modification expense			346,673			346,673
Amortization of deferred stock compensation				1,125,000		1,125,000
Net loss for the year					(6,045,477)	(6,045,477)
Balance June 30, 2009 (audited)	60,198,500	6,020	18,415,795	(187,500)	(13,620,745)	4,613,570

Common shares issued for cash	6,973,180	697	1,603,134			1,603,831
Common stock issued on acquisition of a subsidiary	1,021,777	102	275,778			275,880
Stock based compensation			216,751		-	216,751
Amortization of deferred stock compensation				187,500		187,500
Net loss for the year					(3,314,953)	(3,314,953)
Balance June 30, 2010 (audited)	68,193,457	6,819	20,511,458	-	(16,935,698)	3,582,579

Stock based compensation			27,119		-	27,119
Common stock options exercised	50,000	5	7,495		-	7,500
Net loss for the three month period					(1,327,922)	(1,327,922)
Balance Sept. 30, 2010 (unaudited)	68,243,457	6,824	20,546,072	-	(18,263,620)	2,289,276

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Cash Flows
For the three months ended September 30, 2010 and September 30, 2009 and for the period from Inception (June 3, 1999) to September 30, 2010.
 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Cumulative	For the three	For the three
	Since	months ended	months ended
	Inception	Sept. 30, 2010	Sept. 30, 2009

Cash Flows from Operating Activities
Net loss	(18,263,620)	(1,327,922)	(1,265,869)
Adjustment for:
Depreciation	925,501	36,787	45,255
Amortization of debt issuance cost	247,490	-	-
Loss on disposal of plant and equipment	10,524	-
Gain on Bargain Purchase (Note 5)	(238,645)	-	-
Stock based compensation	1,227,218	27,119	86,947
Warrant modification expense	1,191,096	-	-
Shares issued for mineral claims, as part of project expenses	1,452,650	-	-
Shares issued for consultant services expensed	2,351,500	-	187,500
Shares issued on acquisition of subsidiary	31,762	-	-
Interest on convertible debentures	90,453	-	-
Changes in non-cash working capital
Prepaid expenses	(178,739)	(56,396)	(9,880)
Accounts payable	432,236	338,826	22,803
Accrued liabilities	105,656	(11,937)	(6,749)

Net cash used in operating activities	(10,614,918)	(993,523)	(939,993)

Cash Flows from Investing Activities
Decrease (Increase) in Short‑term investments	(587,565)	(820)	793,633
Acquisition of plant and equipment for cash	(106,977)	-	(5,431)
Proceeds from sale of plant and equipment	2,500	-	-

Net cash provided (used) in investing activities	(692,042)	(820)	788,202

Cash Flows from Financing Activities
Issuance of common shares for cash	6,394,571	-	-
Issuance of common shares for warrant exercises	2,225,227	-	-
Issuance of common shares for option exercise	7,500	7,500
Issuance of convertible debentures subsequently converted to cash	3,501,067	-	-
Stock and debenture placement commissions paid in cash	(210,000)	-	-

Net cash provided by financing activities	11,918,365	7,500	-

Net Change in Cash	611,405	(986,843)	(151,791)

Cash- beginning of period	-	1,598,248	420,266

Cash - end of period	611,405	611,405	268,475

Supplemental Cash Flow Information:

Interest Paid	-	-	-

Income taxes paid	-	-	-

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Infrastructure Materials Corp. (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (GAAP); however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended June 30, 2010. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at September 30, 2010 and June 30, 2010, the results of its operations for the three-month periods ended September 30, 2010 and September 30, 2009, and its cash flows for the three-month periods ended September 30, 2010 and September 30, 2009. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three-month period ended September 30, 2010 are not necessarily indicative of results to be expected for the full year.

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

The Company is in the exploration stage and has not yet realized revenues from its planned operations.  The Company has incurred a cumulative loss of $18,263,620 from inception to September 30, 2010.  The Company has funded operations through the issuance of capital stock and convertible debentures.  In May and June of 2006, the Company closed a private placement of its common stock for gross proceeds of $415,000.  During the year ended June 30, 2007 the Company raised $848,935 (including $300,000 received in the prior year as stock subscriptions) through private placement of its common stock for cash.  The Company also issued Convertible Debentures in the amount of $1,020,862 during the year ended June 30, 2006 and issued Convertible Debentures in the amount of $2,480,205 during the year ended June 30, 2007.   During the three-month period ended September 30, 2008 the Company completed private placements of common stock for proceeds of $3,373,000 net of cash expenses. During the three-month period ended March 31, 2009 as a result of warrant exercises the Company issued common stock for proceeds of $2,225,227. During the year ended June 30, 2009, the Company issued common stock as a result of warrant exercises for proceeds of $2,225,227. In June 2010 the Company closed a private placement of its common stock for gross proceeds of $1,603,831. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from production of minerals or metals on its properties, if feasible.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

3.	Nature of Operations

The Company’s focus is on the exploration and development, if feasible, of limestone, silver and other metals from its claims in the States of Nevada and Arizona and the Canadian province of Manitoba.

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

The Company’s limestone subsidiary, IMC US, controls 12 limestone Projects in Nevada, made up of 800 mineral claims covering 16,528 acres. IMC US has acquired 100% of the Mineral Rights on an additional 1,120 acres, 50% of the Mineral Rights on 7,400 acres, and 25% of the Mineral Rights on 160 acres. IMC US also holds 20 mineral exploration permits covering 11,419 acres at two projects in the state of Arizona. The Company does not consider the claims, exploration permits or mineral rights to be material at this time and has expensed related costs to project expense.  The Company’s assessment of the claims, exploration permits and mineral rights may change after exploration of the claims.

On December 18, 2008, the Company incorporated a second wholly owned subsidiary in the State of Delaware under its former name, “Silver Reserve Corp.” and referred to herein as “SRC.” The Company assigned all fourteen of its silver/base metal projects in Nevada to this subsidiary. As of June 1, 2010, Silver Reserve Corp. terminated its interests in one of the projects.  The remaining thirteen claim groups contain 347 claims covering 7,159 acres which include 10 patented claims and 2 leased patented claims.

SRC also has a milling facility located in Mina, Nevada on six mill site claims covering 30 acres.

In December 2009, the Company further expanded its limestone exploration activities by acquiring limestone quarry leases located in Manitoba, Canada.  The Company purchased Canadian Infrastructure Corp. (“CIC”), a Canadian corporation, pursuant to a Share Exchange Agreement (the “CIC Agreement”) between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009. Mr. Montgomery was the sole shareholder of CIC.  Because Mr. Montgomery is also the Company’s Chief Executive Officer and a member of its Board of Directors, the CIC Agreement was approved by the disinterested members of the Company’s Board of Directors on November 27, 2009, after obtaining an independent appraisal and market study for the properties.  Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 shares of the Company.  The CIC Agreement closed on February 9, 2010.  CIC controls 95 quarry leases issued by the Province of Manitoba, Canada, covering 6,090 hectares (15,049 acres).  The Company accounted for the acquisition of CIC as a business combination under the acquisition method as discussed in FASB ASC Topic 805.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

3.	Nature of Operations – Cont’d

ASC 805 requires acquisition-date fair value measurement of identifiable assets, liabilities assumed and non-controlling interests in the acquiree.  The only assets acquired were CIC’S quarry leases having a fair value of $514,525 (CAD $550,000) that were recorded as an asset, “Mineral Property Interests,” on the date of acquisition.  The stock of the Company traded at $0.27 per share on February 9, 2010, and the Company recorded a $275,880 increase in shareholders’ equity reflecting the issuance of 1,021,777 common shares of the Company in exchange for all issued and outstanding shares of CIC.  There were no liabilities assumed by the Company and no non-controlling interests in CIC, resulting in a bargain purchase price of $238,645 that was recorded as Other Income in the Company’s Consolidated Statements of Operations.  Also see Note 5, Mineral Property Interests.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.	Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation.  Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Leasehold improvements	3 years	straight line method
Plant and Machinery	15%	declining balance method
Tools	25%	declining balance method
Vehicles	20%	declining balance method
Consumables	50%	declining balance method
Molds	30%	declining balance method
Mobile Equipment	20%	declining balance method
Factory Buildings	5%	declining balance method

	Sept. 30, 2010		June 30, 2010
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Office, furniture and fixtures	3,623	1,745	3,623	1,646
Computer equipment	14,448	2,777	14,448	1,831
Plant and Machinery	1,514,511	731,025	1,514,511	700,499
Tools	6,725	4,317	6,725	4,157
Vehicles	76,928	37,078	76,928	34,981
Consumables	64,197	60,101	64,197	59,516
Molds	900	686	900	668
Mobile Equipment	73,927	43,768	73,927	42,181
Factory Buildings	74,849	14,118	74,849	13,349
	1,830,108	895,615	1,830,108	858,828

Net carrying amount		934,493		971,280
Depreciation charges		36,787		177,321

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

5.	Mineral Property Interests

The Company entered into an agreement to acquire CIC as a wholly-owned subsidiary, pursuant to a Share Exchange Agreement (the “CIC Agreement”) between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009.  Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 shares of the Company.  The CIC Agreement closed on February 9, 2010.  The Company accounted for the acquisition of CIC as a business combination under the acquisition method as discussed in FASB ASC Topic 805.

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

Three month period ended September 30, 2010

On September 30, 2010, the Company issued 50,000 shares pursuant to the exercise of options granted in accordance with its employee stock option plan.  Also see Note 7, Stock Based Compensation.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	Issuance of common shares and warrants – Cont’d

Year ended June 30, 2010

The Company entered into an agreement to acquire CIC as a wholly-owned subsidiary, pursuant to a Share Exchange Agreement (the “CIC Agreement”) between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009. Also see Note 5, Mineral Property Interests.  Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 shares of the Company.  The CIC Agreement closed on February 9, 2010.

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

Warrants

On August 22, 2008, the Company completed the private placements of 7,040,000 “Units” at $0.50 per Unit.  Each Unit consisted of one share and one half-share purchase warrant (a “Warrant”).  Each full Warrant entitled the holder to purchase one share at $0.75 on or before September 1, 2010.  In connection with the private placement, the Company paid a commission of $147,000 and issued 294,000 broker warrants, also expiring on September 1, 2010, to purchase Units at $0.50 per Unit.  The Units to be issued upon exercise of the broker warrants had the same terms as those sold to investors.

On December 11, 2008, the Board of Directors approved a one time offer to all warrant holders to reduce the exercise price of all unexercised warrants from $0.75 to $0.25 per share, if the warrants were exercised prior to February 28, 2009. Of the 3,520,000 Warrants issued on August 22, 2008, the Company received elections to purchase 2,820,000 common shares under the exercise of warrants at $0.25 per share.

The 700,000 unexercised Warrants issued on August 22, 2008 with an exercise price of $0.75 per share, and the 294,000 broker warrants issued during the year ended June 30, 2009 at an exercise price of $0.50 per Unit expired on September 1, 2010.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2010
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

Three month period ended September 30, 2010

No options were granted during the three months ended September 30, 2010.  On September 30, 2010, 50,000 options were exercised and 200,000 options expired.

For the three month period ended September 30, 2010, the Company recognized in the financial statements, stock-based compensation costs as reflected in the following table.  The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions.

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

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Stock Based Compensation – Cont’d

Date of grant	Risk free rate	Volatility factor	Expected Dividends	Forfeiture rate	Expected life	Exercise price	Total number of options granted	Grant date fair value	Stock-based compensation cost expensed during the three month period ended Sept. 30, 2010	Unexpended Stock-based compensation cost deferred over the vesting period

15-Jan-2010	2.61%	137.23%	0%	0%	5 years	$0.25	250,000	$0.22	$13,904	$18,438
17-Feb-2010	2.61%	138.74%	0%	0%	5 years	$0.28	100,000	$0.25	$6,256	$9,452
26-Apr-2010	2.61%	145.58%	0%	0%	5 years	$0.23	50,000	$0.23	$2,857	$6,428
1-Jun-2010	2.61%	145.23%	0%	0%	15 months	$0.25	250,000	$0.07	$4,102	$10,834

Total							650,000		$27,119	$45,152

The following table summarizes the options outstanding at September 30, 2010:

Outstanding, beginning of year	4,850,000
Granted	-
Expired	(200,000)
Exercised	(50,000)
Forfeited	-
Outstanding at Sept. 30, 2010	4,600,000
Exercisable at Sept. 30, 2010	4,279,166

As of September 30, 2010, there was $45,152 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the three-month period ended September 30, 2010 was $27,119.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.	Fair Value of Financial Instruments

The fair values of financial assets and financial liabilities measured in the balance sheet as of September 30, 2010 are as follows:

Balance sheet classification and nature	Carrying Amount $	Quoted prices in actice markets for identical assets (Level 1) $	Significant observable inputs (Level 2) $	Unobservable inputs (Level 3) $

Assets
Cash and cash equivalents	611,405	611,405
Short Term Investments	587,565	587,565
Prepaid expenses and other receivables	178,739			178,739

Liabilitites
Accounts Payable	432,236			432,236
Accrued Liabilities	105,215			105,215

The fair values of financial assets and financial liabilities measured in the balance sheet as of June 30, 2010 are as follows:

Balance sheet classification and nature	Carrying Amount $	Quoted prices in actice markets for identical assets (Level 1) $	Significant observable inputs (Level 2) $	Unobservable inputs (Level 3) $

Assets
Cash and cash equivalents	1,598,248	1,598,248
Short Term Investments	586,745	586,745
Prepaid expenses and other receivables	122,343			122,343

Liabilitites
Accounts Payable	93,410			93,410
Accrued Liabilities	117,152			117,152

Fair value measurements of the Corporation’s cash and cash equivalents and short term investments are classified as Level 1 because such measurements are determined using quoted prices in active markets for identical assets.  Fair value measurements of prepaid expenses and other receivables, accounts payable and accrued liabilities are classified as Level 3 because inputs are generally unobservable and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2010
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

On September 14, 2007, the Company engaged Lumos & Associates, Inc. (“Lumos”) to complete the regulatory permitting process for the Company’s Mill in Mina, Nevada.  The total consideration to be paid under the contract is approximately $350,000.  The permitting process is being carried out in twelve stages. The completion date has not been determined. The Company is required to authorize in writing each stage of the work before the work proceeds. As of September 30, 2010, the Company had recorded $323,924 for this contract (June 30, 2010 - $318,832).

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”).  The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years.  Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement.  As of the date of this report, the undertakings described in (1) and (3) above have been completed and (2) above is in progress.  The 25 Option Claims together with the 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2010
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
September 30, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Commitments and Contingencies – Cont’d

On May 20, 2009, IMC US engaged Lumos to conduct base line studies for the Blue Nose Project located in Lincoln County, Nevada with the intention of determining if a suitable plant site can be located.  The study includes analysis of rail and road access and environmental considerations that could impede development.  The total consideration to be paid under the contract is approximately $74,500.  On September 28, 2009, the contract was amended to add an environmental assessment and plan of operations for an additional amount of approximately $62,000.  The Company has to authorize each phase of the work.  As of September 30, 2010, the Company had recorded total expenses of $130,081 pertaining to this contract with Lumos (June 30, 2010 - $114,576).

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
September 30, 2010
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

On March 25, 2010, IMC US engaged Lumos to conduct the second phase of base line studies for the Blue Nose Project located in Lincoln County, Nevada with the intention of determining if a suitable plant site can be located with emphasis on transportation access and environmental considerations that could impede development.  The total consideration to be paid under the contract is approximately $55,300. The Company is to authorize each phase of work before the work proceeds. As of September 30, 2010, the Company had recorded total expenses of $50,669 pertaining to this contract with Lumos (June 30, 2010 - $36,011).

On May 19, 2010, IMC US engaged Mine Development Associates, Inc. to complete a Resource Estimate, Pit Optimization and 43-101 Report for the Blue Nose Project located in Lincoln County, Nevada.  The total consideration to be paid under the contract is approximately $46,000. As of September 30, 2010, the Company had recorded total expenses of $2,529 pertaining to this contract (June 30, 2010 - $0).

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
September 30, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Commitments and Contingencies – Cont’d

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the three month periods ended September 30, 2010, and September 30, 2009, were $4,197 and $7,708, respectively.  As of September 30, 2010, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2011, June 30, 2012, and June 30, 2013, are $23,534, $16,572, and $338, respectively.

Maintaining Claims in Good Standing

The Company is required to pay to the BLM on or before September 1st of each year, a fee in the amount of $140 per mineral claim held by the Company.  The total amount paid on August 31, 2010, was $159,740 for 1,141 claims held by the Company at that date.

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

The Company is also required to pay annual fees to counties in which the claims are held.  In October 2010, the Company paid $12,188 to nine counties in Nevada for annual claims-related fees.

The Company also holds 9 patented claims and 2 leased patented claims in Nevada.  A patented claim is fee simple title to the property.  Patented claims are subject to taxes assessed by the local community based on assessment rates set annually.

The Company holds 20 mineral exploration permits covering 20 sections or portions of sections in the State of Arizona.  Mineral exploration permits have a duration of one year from the date of issuance.  The permits can be renewed for up to four additional one-year terms for a total of five years and provide the holder of the permit with an exclusive right to explore for minerals within the state land covered by the permit and to apply for mineral leases to such land.  The holder of a permit may remove from the land only the amount of material required for sampling and testing and is responsible for any damage or destruction caused by the holder’s exploration activities.  The holder of a permit is entitled to ingress and egress to the covered site along routes approved by the Arizona State Land Department.  IMC US has posted a bond required by the State of Arizona to back any reclamation required as a result of work performed.  The permit is renewable if the holder has expended not less than $10.00 per acre during each of the first two year-long periods and $20.00 per acre during each of the next three year-long periods.  The permit fee is $2.00 per acre for the first two years and $1.00 per acre per year for the following three years.  Upon termination of a mineral exploration permit, the State of Arizona is entitled to information collected by the permit holder.  In the event that a permit holder discovers a valuable mineral deposit, the permit holder may apply to the Arizona State Land Department for a mineral lease having a term of 20 years and renewable for an additional 20 years.  A permit holder shall be the preferred recipient of the mineral lease, provided that all applicable requirements are met.  A mineral lease entitles the lessee to develop and establish a mine on the leased premises, provided that a mine plan and all necessary approvals are obtained.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	Related Party Transactions

Three months ended September 30, 2010

The Company’s Corporate Secretary received $12,875 during the three-month period ended September 30, 2010.

A corporation owned and operated by the Company’s President who is also a member of the Company’s Board of Directors, received $25,500 during the three-month period ended September 30, 2010.

The Company’s Chief Financial Officer, received $5.686 during the three-month period ended September 30, 2010.

Three months ended September 30, 2009

A former Director of the Company received $46,125 during the three-month period ended September 30, 2009 in connection with services he performed for the Company as a senior geologist.

The former Corporate Secretary received $10,789 during the three-month period ended September 30, 2009.

A corporation owned and operated by the Company’s President who is also a member of the Company’s Board of Directors, received $25,500 during the three-month period ended September 30, 2009.

11.	Subsequent Events

On October 14, 2010 SRC signed a letter of intent with International Millennium Mining Corp. (“IMMC”) to sell an 85% interest in SRC’s NL Extension Projects Claim Group (the “NL Project”).  The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada. Pursuant to the letter of intent, SRC will receive $350,000 and 1,925,000 shares of IMMC for the NL Project.  SRC will retain a 15% joint venture interest in the property as well as a 2% net smelter royalty.  The terms of the sale provide for the above payments of cash and issuances of stock to SRC and to occur over a five-year period.  If the NL Project reaches feasibility based upon criteria described in the letter of intent, SRC will be required to fund its portion of the operating budget in order to retain its 15% joint venture interest.  The foregoing agreement is subject to SRC and IMMC entering into definitive agreements and, in the case of IMMC, approval by the TSX-Venture exchange of Canada.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

11.	Subsequent Events – Cont’d

On October 15, 2010, 300,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

In October 2010, the Company paid $12,188 to nine counties in Nevada for annual claims-related fees.

12.	Revisions to Financial Statements for fiscal years 2009 and 2008

The financial statements for the years ended June 30, 2009 and June 30, 2008 were revised to incorporate additional general and administration expense relating to warrant modification expenses incurred in fiscal years 2009 and 2008, following analyses of modifications to the Company’s then outstanding warrants. These analyses were conducted in 2010. None of these financial statement revisions generated any changes to the comparative amounts for the three-month period ended September 30, 2009, as disclosed in these interim consolidated financial statements for the three-month period ended September 30, 2010.

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

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2010

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

Discussion of Operations and Financial Condition

Three Month Period ended September 30, 2010

The Company has no source of revenue and we continue to operate at a loss.  We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter.  As of September 30, 2010, we had accumulated losses since the Company’s inception of $18,263,620.  Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional capital.  We are continuing our efforts to raise capital and are moving forward with exploration of our projects.

The following diagram illustrates the Company’s present structure and ownership of its mineral properties and Milling Facility:

During the three-month period ended September 30, 2010, the Company devoted significant resources toward the exploration of IMC US’s Blue Nose limestone project.  The Blue Nose Project (the “Project”) consists of 301 unpatented, lode mineral claims located in Lincoln County, Nevada, and covers approximately 6,219 acres.  On July 12, 2010, the United States Bureau of Land Management (the “BLM”) approved the Company’s Plan of Operations for the Project.  On July 14, 2010, the Company posted a reclamation bond in the amount of $240,805 with the BLM in connection with the Project. The reclamation bond backs the Company’s obligations under the Plan of Operations to restore the site and correct environmental damage (if any) caused by the Company’s activities on the Project. Under the Plan of Operations, the Company conducted approximately 35 days of grid drilling.  The Company drilled 28 holes to depths ranging between 150 and 900 feet for a total of approximately 17,000 feet.  As of the date of this report, the Company has not received all of the assay results.  Once the remaining assay results are received from the laboratory, the Company will proceed with building the cross sections and assay files for the resource calculations that will be conducted by an independent consultant.

Our efforts going forward through our current fiscal year ending June 30, 2011, will be concentrated on development of the Blue Nose Project and the search for other limestone deposits in strategic locations that can service areas with a shortage of cement production.

The Company is also continuing the evaluation of its silver/base metal projects and has determined that the Pansy Lee, Klondike, Silver Queen/Mohawk and NL Extension Projects currently provide the best opportunity for development of resources that could go to production. Permitting of the Red Rock mill site at Mina, Nevada is close to completion.  We are seeking a sale of the silver properties and milling facility held by Silver Reserve.  Also see “Subsequent Events” below.

Stock Based Compensation

On April 20, 2006, we adopted the 2006 Stock Option Plan (the "Plan") under which our officers, directors, consultants, advisors and employees may receive stock options.  The aggregate number of shares of common stock that may be issued under the plan is 5,000,000.  The purpose of the Plan is to assist us in attracting and retaining selected individuals who can contribute to our success by serving as directors, officers, consultants, advisors, and employees of the Company, and to achieve long-term objectives that will inure to the benefit of all shareholders through the additional incentive inherent in the ownership of our common stock.  Options granted under the plan will be either "incentive stock options," intended to qualify as such under the provisions of section 422 of the Internal Revenue Code of 1986 as amended from time to time, or "unqualified stock options."

No options were granted during the three months ended September 30, 2010.  On September 30, 2010, 50,000 options were exercised and 200,000 options expired.

SELECTED FINANCIAL INFORMATION

	Three months	Three months
	ended	ended
	Sept. 30, 2010	Sept. 30, 2009

Revenues	Nil	Nil
Net (Loss)	$(1,327,922)	$(1,265,869)
(Loss) per share-basic and diluted	$(0.02)	$(0.02)

	As of	As of
	Sept. 30, 2010	June 30, 2010

Total Assets	$2,826,727	$3,793,141
Total Liabilities	$537,451	$210,562
Cash dividends declared per share	Nil	Nil

Total assets as of September 30, 2010 include cash and cash equivalents of $611,405, short term investments of $587,565, prepaid expenses and other receivables of $178,739, capital assets of $934,493 net of depreciation, and mineral property interests of $514,525.  As of June 30, 2010 total assets includes cash and cash equivalents of $1,598,248, short-term investments of $586,745, prepaid expenses of $122,343, capital assets of $971,280, net of depreciation and mineral property interests of $514,525.

Revenues

No revenue was generated by the Company’s operations during the three-month periods ended September 30, 2010 and September 30, 2009. The Company is an exploration stage mining company and has not yet realized any revenue from its operations.

Net Loss

The Company’s expenses are reflected in the Statements of Operation under the category of Operating Expenses.  To meet the criteria of United States generally accepted accounting principles (“GAAP”), all mineral property acquisition and exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as FASB Emerging Issues Task Force ("EITF") Issue 04-2.  The Company assesses the carrying costs for impairment under ASC 930 at each fiscal quarter end.   The Company has determined that, except for the amount capitalized as Mineral Property Interests for $514,525 pursuant to the acquisition of CIC, all property payments are impaired and accordingly the Company has written off the acquisition costs to project expenses.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized.  For the purpose of preparing financial information, all costs associated with a property that has the potential to add to the Company's proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserve is completed.  Except for the Mineral Property Interests discussed above, no costs have been capitalized in the periods covered by these financial statements.  Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administration Expense

Included in operating expenses for the three-month period ended September 30, 2010 is general and administration expense of $198,759 as compared with $449,197 for the three-month period ended September 30, 2009.  General and administration expense consists of professional, consulting, office and general and other miscellaneous costs. General and administration expense represents approximately 15% of the total operating expense for the three-month period ended September 30, 2010 and approximately 35% of the total operating expense for the three-month period ended September 30, 2009.  General and administration expense decreased by $250,438 in the current three month period, as compared to the similar three month period for the prior year. The decrease in this expense is mainly due to a decrease in consulting fees of approximately $182,000, and a decrease in stock based compensation costs of approximately $60,000.

(b) Project Expense

Included in operating expenses for the three-month period ended September 30, 2010 is project expense of $1,093,390 as compared with $785,770 for the three-month period ended September 30, 2009. Project expense is a significant expense and it represents approximately 82% of the total operating expense for the three-month period ended September 30, 2010 and approximately 61% of the total operating expense for the three-month period ended September 30, 2009.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow and cash in hand for the three-month periods:

	Sept. 30, 2010	Sept. 30, 2009

Cash and cash equivalents	$611,405	$268,475
Working capital	$840,258	$2,520,052
Cash (used) in operating activities	$(993,523)	$(939,993)
Cash provided/(used) in investing activities	$(820)	$788,202
Cash provided by financing activities	$7,500	nil

As of September 30, 2010 the Company had working capital of $840,258 as compared to $2,520,052 as of September 30, 2009.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2010 and September 30, 2009.

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

On September 14, 2007, the Company engaged Lumos & Associates, Inc. (“Lumos”) to complete the regulatory permitting process for the Company’s Mill in Mina, Nevada.  The total consideration to be paid under the contract is approximately $350,000.  The permitting process is being carried out in twelve stages. The completion date has not been determined. The Company is required to authorize in writing each stage of the work before the work proceeds. As of September 30, 2010, the Company had recorded $323,924 for this contract (June 30, 2010 - $318,832).

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”).  The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years.  Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement.  As of the date of this report, the undertakings described in (1) and (3) above have been completed and (2) above is in progress.  The 25 Option Claims together with the 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

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

On May 20, 2009, IMC US engaged Lumos to conduct base line studies for the Blue Nose Project located in Lincoln County, Nevada with the intention of determining if a suitable plant site can be located.  The study includes analysis of rail and road access and environmental considerations that could impede development.  The total consideration to be paid under the contract is approximately $74,500.  On September 28, 2009, the contract was amended to add an environmental assessment and plan of operations for an additional amount of approximately $62,000.  The Company has to authorize each phase of the work.  As of September 30, 2010, the Company had recorded total expenses of $130,081 pertaining to this contract with Lumos (June 30, 2010 - $114,576).

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

On March 25, 2010, IMC US engaged Lumos to conduct the second phase of base line studies for the Blue Nose Project located in Lincoln County, Nevada with the intention of determining if a suitable plant site can be located with emphasis on transportation access and environmental considerations that could impede development.  The total consideration to be paid under the contract is approximately $55,300. The Company is to authorize each phase of work before the work proceeds. As of September 30, 2010, the Company had recorded total expenses of $50,669 pertaining to this contract with Lumos (June 30, 2010 - $36,011).

On May 19, 2010, IMC US engaged Mine Development Associates, Inc. to complete a Resource Estimate, Pit Optimization and 43-101 Report for the Blue Nose Project located in Lincoln County, Nevada.  The total consideration to be paid under the contract is approximately $46,000. As of September 30, 2010, the Company had recorded total expenses of $2,529 pertaining to this contract (June 30, 2010 - $0).

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

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the three month periods ended September 30, 2010, and September 30, 2009, were $4,197 and $7,708, respectively.  As of September 30, 2010, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2011, June 30, 2012, and June 30, 2013, are $23,534, $16,572, and $338, respectively.

Maintaining Claims in Good Standing

The Company is required to pay to the BLM on or before September 1st of each year, a fee in the amount of $140 per mineral claim held by the Company.  The total amount paid on August 31, 2010, was $159,740 for 1,141 claims held by the Company at that date.

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

The Company is also required to pay annual fees to counties in which the claims are held.  In October 2010, the Company paid $12,188 to nine counties in Nevada for annual claims-related fees.

The Company also holds 9 patented claims and 2 leased patented claims in Nevada.  A patented claim is fee simple title to the property.  Patented claims are subject to taxes assessed by the local community based on assessment rates set annually.

The Company holds 20 mineral exploration permits covering 20 sections or portions of sections in the State of Arizona.  Mineral exploration permits have a duration of one year from the date of issuance.  The permits can be renewed for up to four additional one-year terms for a total of five years and provide the holder of the permit with an exclusive right to explore for minerals within the state land covered by the permit and to apply for mineral leases to such land.  The holder of a permit may remove from the land only the amount of material required for sampling and testing and is responsible for any damage or destruction caused by the holder’s exploration activities.  The holder of a permit is entitled to ingress and egress to the covered site along routes approved by the Arizona State Land Department.  IMC US has posted a bond required by the State of Arizona to back any reclamation required as a result of work performed.  The permit is renewable if the holder has expended not less than $10.00 per acre during each of the first two year-long periods and $20.00 per acre during each of the next three year-long periods.  The permit fee is $2.00 per acre for the first two years and $1.00 per acre per year for the following three years.  Upon termination of a mineral exploration permit, the State of Arizona is entitled to information collected by the permit holder.  In the event that a permit holder discovers a valuable mineral deposit, the permit holder may apply to the Arizona State Land Department for a mineral lease having a term of 20 years and renewable for an additional 20 years.  A permit holder shall be the preferred recipient of the mineral lease, provided that all applicable requirements are met.  A mineral lease entitles the lessee to develop and establish a mine on the leased premises, provided that a mine plan and all necessary approvals are obtained.

Cash Requirements

At September 30, 2010, the Company had cash and cash equivalents of $611,405, short-term investments of $587,565 and prepaid expenses of $178,739 for total current assets of $1,377,709.

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

Subsequent Events

The following events occurred subsequent to September 30, 2010:

On October 14, 2010 SRC signed a letter of intent with International Millennium Mining Corp. (“IMMC”) to sell an 85% interest in SRC’s NL Extension Projects Claim Group (the “NL Project”).  The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada. Pursuant to the letter of intent, SRC will receive $350,000 and 1,925,000 shares of IMMC for the NL Project.  SRC will retain a 15% joint venture interest in the property as well as a 2% net smelter royalty.  The terms of the sale provide for the above payments of cash and issuances of stock to SRC and to occur over a five-year period.  If the NL Project reaches feasibility based upon criteria described in the letter of intent, SRC will be required to fund its portion of the operating budget in order to retain its 15% joint venture interest.  The foregoing agreement is subject to SRC and IMMC entering into definitive agreements and, in the case of IMMC, approval by the TSX-Venture exchange of Canada.

On October 15, 2010, 300,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

In October 2010, the Company paid $12,188 to nine counties in Nevada for annual claims-related fees.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

CONTROLS AND PROCEDURES

Based on an evaluation, conducted by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of September 30, 2010, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

Changes in Internal Controls

During the quarter ended September 30, 2010, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements.  We have incurred losses totaling $18,263,620 from inception to September 30, 2010, and incurred losses of $1,327,922 during the three-month period ended September 30, 2010. Further, we do not expect positive cash flow from operations in the near term.  There is no assurance that actual cash requirements will not exceed our estimates.  In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; or (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations.

5.	THE RISKS ASSOCIATED WITH EXPLORATION COULD CAUSE PERSONAL INJURY OR DEATH, ENVIRONMENTAL DAMAGE AND POSSIBLE LEGAL LIABILITY.

We are not currently engaged in mining operations because we are in the exploration phase.  However, our exploration operations could expose the Company to liability for personal injury or death, property damage or environmental damage. Although we carry property and liability insurance, cost effective insurance contains exclusions and limitations on coverage and may be unavailable in some circumstances.

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

                  None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES:

                  None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                  None.

ITEM 5:  OTHER INFORMATION:

                  None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)	None.

(b)	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

	32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	In addition, the following is incorporated by reference:

Current Report on Form 8-K, “Item 1.01-Entry into a Material Definitive Agreement” dated July 12, 2010.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INFRASTRUCTURE MATERIALS CORP.

Dated: November 12, 2010	By:	/s/Anne Macko
Anne Macko, Secretary