Form 10-Q
period 2010-12-31
INFRASTRUCTURE MATERIALS CORP.
filed 2011-02-14
CIK 1383859

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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

The number of shares of registrant’s common stock outstanding as of January 31, 2011 was 68,243,457.

INFRASTRUCTURE MATERIALS CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010
TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1          Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

CONTENTS

Interim Consolidated Balance Sheets as of December 31, 2010 (unaudited) and June 30, 2010 (audited)	4

Interim Consolidated Statements of Operations and Comprehensive Loss for the six months and three months ended December 31, 2010 and December 31, 2009,
and for the period from inception to December 31, 2010	5

Interim Consolidated Statements of Changes in Stockholders' Equity for the six months ended
December 31, 2010 and for the period from inception to December 31, 2010	6

Interim Consolidated Statements of Cash Flows for the six months ended December 31, 2010
and December 31, 2009, and for the period from inception to December 31, 2010	7

Condensed Notes to Interim Consolidated Financial Statements	8 - 23

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Balance Sheets as at
December 31, 2010 and June 30, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	December 31,	June 30,
	2010	2010
	$	$
	(unaudited)	(audited)

ASSETS
Current
Cash and cash equivalents	99,964	1,598,248
Short term investments	388,092	586,745
Prepaid expenses and other receivables	174,437	122,343

Total Current Assets	662,493	2,307,336
Plant and Equipment, net (Note 4)	897,706	971,280
Mineral Property Interests (Note 5)	514,525	514,525

Total Assets	2,074,724	3,793,141

LIABILITIES
Current
Accounts payable	64,821	93,410
Accrued liabilities	71,882	117,152

Total Current Liabilities	136,703	210,562

Commitments and Contingencies (Note 9)

Related Party Transactions (Note 10)

Subsequent Events (Note 11)

STOCKHOLDERS' EQUITY
Capital Stock (Note 6)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued
and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 68,243,457 issued
and outstanding (June 30, 2010 – 68,193,457)	6,824	6,819
Additional Paid-in Capital	20,579,879	20,511,458
Deficit Accumulated During the Exploration Stage	(18,648,682)	(16,935,698)

Total Stockholders' Equity	1,938,021	3,582,579

Total Liabilities and Stockholders' Equity	2,074,724	3,793,141

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Operations and Comprehensive Loss
For the six months and three months ended December 31, 2010 and December 31, 2009 and the Period from Inception (June 3, 1999) to December 31, 2010
 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the	For the	For the
		six months	six months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	December 31,	December 31,	December 31,	December 31,
	inception	2010	2009	2010	2009
	$	$	$	$	$
Operating Expenses

General and administration	8,580,352	401,272	878,310	202,514	429,114
Project expenses	9,640,002	1,239,746	1,346,853	146,355	561,082
Depreciation	962,288	73,574	90,368	36,787	45,113

Total Operating Expenses	19,182,642	1,714,592	2,315,531	385,656	1,035,309

Loss from Operations	(19,182,642)	(1,714,592)	(2,315,531)	(385,656)	(1,035,309)
Other income-interest	385,768	1,608	25,651	594	11,298
Other income-gain on bargain purchase (Note 5)	238,645	-	-	-	-
Interest Expense	(90,453)	-	-	-	-

Loss and Comprehensive Loss
before Income Taxes	(18,648,682)	(1,712,984)	(2,289,880)	(385,062)	(1,024,011)

Provision for income taxes	-	-	-	-	-

Net Loss and Comprehensive Loss	(18,648,682)	(1,712,984)	(2,289,880)	(385,062)	(1,024,011)

Loss per Weighted Average Number
of Shares Outstanding
-Basic and Fully Diluted		(0.03)	(0.04)	(0.01)	(0.02)

Weighted Average Number of
Shares Outstanding During the Periods
-Basic and Fully Diluted		68,218,729	60,198,500	68,243,457	60,198,500

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Financial Statements of Changes in Stockholders’ Equity
From Inception (June 3, 1999) to December 31, 2010
(Amounts expressed in US Dollars)
 (Unaudited-Prepared by Management)

					Deficit
					Accumulated
	Common Stock		Additional	Deferred	during the	Total
	Number		Paid-in	Stock	Exploration	Stockholders'
	of Shares	Amount	Capital	Compensation	Stage	Equity
		$	$	$	$	$

For the period from inception (June 3, 1999) through July 1, 2004	1	-	5,895		(5,895)	-
Net (loss)	-	-	910		(910)	-
Balance, June 30, 2005 (audited)	1	-	6,805	-	(6,805)	-
Contribution to additional paid-in capital	-	-	3,024			3,024
Cancelled shares	(1)	-	(1)			(1)
Common shares issued for nil consideration	14,360,000	1,436	(1,436)		-	-
Common shares issued for cash	2,050,000	205	414,795		-	415,000
Subscription for stock			300,000		-	300,000
Stock issuance cost	-	-	(24,500)		-	(24,500)
Net loss	-	-	-		(87,574)	(87,574)
Balance, June 30, 2006 (audited)	16,410,000	1,641	698,687	-	(94,379)	605,949

Common shares issued for cash	3,395,739	340	548,595		-	548,935
Common shares issued to agents in lieu
of commission for placement of common
shares and convertible debentures	1,064,000	106	265,894		-	266,000
Common shares issued for acquisition
of interests in mineral claims	3,540,600	354	884,796		-	885,150
Common shares issued for acquisition
of interests in mineral claims	1,850,000	185	462,315		-	462,500
Common shares issued for acquisition
interests in a refinery	88,500	9	22,116		-	22,125
Common shares issued for purchase of
a mill with capital equipments	6,975,000	697	1,743,053		-	1,743,750
Stock issuance cost			(59,426)			(59,426)
Stock based compensation			30,026			30,026
Net loss for the year ended June 30, 2007		-	-	-	(2,845,424)	(2,845,424)
Balance, June 30, 2007 (audited)	33,323,839	3,332	4,596,056	-	(2,939,803)	1,659,585

Common stock issued to consultants	3,000,000	300	2,249,700	(1,875,000)	-	375,000
Stock based compensation		-	139,272		-	139,272
Warrant modification expense			844,423			844,423
Conversion of convertible debentures with
accrued interest	7,186,730	719	3,590,801	-	-	3,591,520
Common shares issued for acquisition
of interests in mineral claims	175,000	18	104,982			105,000
Common stock issued to a consultant	100,000	10	57,990			58,000
Amortization of deferred stock
compensation				562,500		562,500
Net loss for the year					(4,635,465)	(4,635,465)
Balance June 30, 2008 (audited)	43,785,569	4,379	11,583,224	(1,312,500)	(7,575,268)	2,699,835

Common shares issued for cash (net)	7,040,000	704	3,372,296	-	-	3,373,000
Common stock issued to a consultant	75,000	7	43,493	-	-	43,500
Common stock issued on acquisition of a
subsidiary	397,024	40	31,722	-	-	31,762
Common shares issued on warrant
exercises	8,900,907	890	2,224,337	-	-	2,225,227
Stock based compensation			814,050			814,050
Warrant modification expense			346,673			346,673
Amortization of deferred stock
compensation				1,125,000		1,125,000
Net loss for the year					(6,045,477)	(6,045,477)
Balance June 30, 2009 (audited)	60,198,500	6,020	18,415,795	(187,500)	(13,620,745)	4,613,570

Common shares issued for cash	6,973,180	697	1,603,134			1,603,831
Common stock issued on acquisition of a
subsidiary	1,021,777	102	275,778			275,880
Stock based compensation			216,751		-	216,751
Amortization of deferred stock
compensation				187,500		187,500
Net loss for the year					(3,314,953)	(3,314,953)
Balance June 30, 2010 (audited)	68,193,457	6,819	20,511,458	-	(16,935,698)	3,582,579

Stock based compensation			60,926		-	60,926
Common stock options exercised	50,000	5	7,495		-	7,500
Net loss for the three month period					(1,712,984)	(1,712,984)
Balance December 31, 2010 (unaudited)	68,243,457	6,824	20,579,879	-	(18,648,682)	1,938,021

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Cash Flows
For the six months ended December 31, 2010 and December 31, 2009 and for the period from Inception (June 3, 1999) to December 31, 2010.
 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Cumulative	For the six	For the six
	Since	months ended	months ended
	Inception	December 31, 2010	December 31, 2009
	$	$	$
Cash Flows from Operating Activities
Net loss	(18,648,682)	(1,712,984)	(2,289,880)
Adjustment for:
Depreciation	962,288	73,574	90,368
Amortization of debt issuance cost	247,490	-	-
Loss on disposal of plant and equipment	10,524	-
Gain on Bargain Purchase (Note 5)	(238,645)	-	-
Stock based compensation	1,261,025	60,926	167,322
Warrant modification expense	1,191,096	-	-
Shares issued for mineral claims, as part of project expenses	1,452,650	-	-
Shares issued for consultant services expensed	2,351,500	-	187,500
Shares issued on acquisition of subsidiary	31,762	-	-
Interest on convertible debentures	90,453	-	-
Changes in non-cash working capital
Prepaid expenses and other receivables	(174,437)	(52,094)	14,291
Accounts payable	64,821	(28,589)	(56,503)
Accrued liabilities	72,323	(45,270)	72,805

Net cash used in operating activities	(11,325,832)	(1,704,437)	(1,814,097)

Cash Flows from Investing Activities
Decrease (Increase) in Short-term investments	(388,092)	198,653	1,582,656
Acquisition of plant and equipment for cash	(106,977)	-	(5,431)
Proceeds from sale of plant and equipment	2,500	-	-

Net cash provided by (used in) investing activities	(492,569)	198,653	1,577,225

Cash Flows from Financing Activities
Issuance of common shares for cash	6,394,571	-	-
Issuance of common shares for warrant exercises	2,225,227	-	-
Issuance of common shares for option exercise	7,500	7,500
Issuance of convertible debentures subsequently converted to cash	3,501,067	-	-
Stock and debenture placement commissions paid in cash	(210,000)	-	-

Net cash provided by financing activities	11,918,365	7,500	-

Net Change in Cash	99,964	(1,498,284)	(236,872)

Cash- beginning of period	-	1,598,248	420,266

Cash - end of period	99,964	99,964	183,394

Supplemental Cash Flow Information:

Interest Paid	-	-	-

Income taxes paid	-	-	-

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Infrastructure Materials Corp. (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (GAAP); however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended June 30, 2010. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at December 31, 2010 and June 30, 2010, the results of its operations for the six-month periods ended December 31, 2010 and December 31, 2009, and its cash flows for the six-month periods ended December 31, 2010 and December 31, 2009. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six-month period ended December 31, 2010 are not necessarily indicative of results to be expected for the full year.

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

The Company is in the exploration stage and has not yet realized revenues from its planned operations.  The Company has incurred a cumulative loss of $18,648,682 from inception to December 31, 2010.  The Company has funded operations through the issuance of capital stock and convertible debentures.  In May and June of 2006, the Company closed a private placement of its common stock for gross proceeds of $415,000.  During the year ended June 30, 2007 the Company raised $848,935 (including $300,000 received in the prior year as stock subscriptions) through private placement of its common stock for cash.  The Company also issued Convertible Debentures in the amount of $1,020,862 during the year ended June 30, 2006 and issued Convertible Debentures in the amount of $2,480,205 during the year ended June 30, 2007.   During the three-month period ended September 30, 2008 the Company completed private placements of common stock for proceeds of $3,373,000 net of cash expenses. During the three-month period ended March 31, 2009 as a result of warrant exercises the Company issued common stock for proceeds of $2,225,227. During the year ended June 30, 2009, the Company issued common stock as a result of warrant exercises for proceeds of $2,225,227. In June 2010 the Company closed a private placement of its common stock for gross proceeds of $1,603,831. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from production of minerals or metals on its properties, if feasible. Also see Note 11, Subsequent Events.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

3.	Nature of Operations

The Company’s focus is on the exploration and development, if feasible, of limestone, silver and other metals from its claims in the States of Nevada and Arizona and the Canadian province of Manitoba.

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as the FASB Emerging Issues Task Force ("EITF") Issue 04-2.  The Company assesses the carrying costs for impairment under ASC 930 at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized.  The Company has determined that, except for the amount capitalized as Mineral Property Interests for $514,525 (See Note 5, Mineral Property Interests), all property payments are impaired and accordingly the Company has written off the acquisition costs to project expenses.  Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

To date, mineral property exploration costs have been expensed as incurred.  To date the Company has not established any proven or probable reserves on its mineral properties.

The Company’s limestone subsidiary, IMC US, controls 12 limestone Projects in Nevada, made up of 782 mineral claims covering 16,156 acres. IMC US has acquired 100% of the Mineral Rights on an additional 1,120 acres, 50% of the Mineral Rights on 7,400 acres, and 25% of the Mineral Rights on 160 acres. IMC US also holds 20 mineral exploration permits covering 11,419 acres at two projects in the state of Arizona. The Company has not yet determined that any of its claims or mineral rights can be economically developed and has expensed related costs to project expense.  The Company’s assessment of the claims, exploration permits and mineral rights may change after exploration of the claims.

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

On October 14, 2010, SRC signed a letter of intent with International Millennium Mining Corp. (“IMMC”) to sell an 85% interest in SRC’s NL Extension Projects Claim Group (the “NL Project”).  The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada.  Pursuant to the letter of intent, SRC will receive $350,000 and 1,925,000 shares of IMMC for the NL Project.  SRC will retain a 15% joint venture interest in the property as well as a 2% net smelter royalty.  The terms of the sale provide for the above payments of cash and issuances of stock to SRC and to occur over a five-year period.  If the NL Project reaches feasibility based upon criteria described in the letter of intent, SRC will be required to fund its portion of the operating budget in order to retain its 15% joint venture interest.  The foregoing agreement is subject to SRC and IMMC entering into definitive agreements and, in the case of IMMC, approval by the TSX-Venture exchange of Canada.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

3.	Nature of Operations – Cont’d

SRC also has a milling facility located in Mina, Nevada on six mill site claims covering 30 acres.

In December 2009, the Company further expanded its limestone exploration activities by acquiring limestone quarry leases located in Manitoba, Canada.  The Company acquired CIC, its wholly-owned Canadian subsidiary, pursuant to a Share Exchange Agreement (the “CIC Agreement”) between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009. Mr. Montgomery was the sole shareholder of CIC.  Because Mr. Montgomery is also the Company’s Chief Executive Officer and a member of its Board of Directors, the CIC Agreement was approved by the disinterested members of the Company’s Board of Directors on November 27, 2009, after obtaining an independent appraisal and market study for the properties.

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

ASC 805 requires acquisition-date fair value measurement of identifiable assets, liabilities assumed and non-controlling interests in the acquiree.  The only assets acquired were CIC’S quarry leases having a fair value of $514,525 (CDN $550,000) that were recorded as an asset, “Mineral Property Interests,” on the date of acquisition.  The stock of the Company traded at $0.27 per share on February 9, 2010, and the Company recorded a $275,880 increase in shareholders’ equity reflecting the issuance of 1,021,777 common shares of the Company in exchange for all issued and outstanding shares of CIC.  There were no liabilities assumed by the Company and no non-controlling interests in CIC, resulting in a bargain purchase price of $238,645 that was recorded as Other Income in the Company’s Consolidated Statements of Operations.  Also see Note 5, Mineral Property Interests.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.	Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation.  Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Plant and Machinery	15%	declining balance method
Tools	25%	declining balance method
Vehicles	20%	declining balance method
Consumables	50%	declining balance method
Molds	30%	declining balance method
Mobile Equipment	20%	declining balance method
Factory Buildings	5%	declining balance method

	December 31, 2010		June 30, 2010
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Computer equipment	14,448	3,723	14,448	1,831
Office, furniture and fixtures	3,623	1,844	3,623	1,646
Plant and Machinery	1,514,511	761,550	1,514,511	700,499
Tools	6,725	4,478	6,725	4,157
Vehicles	76,928	39,176	76,928	34,981
Consumables	64,197	60,686	64,197	59,516
Molds	900	703	900	668
Mobile Equipment	73,927	45,355	73,927	42,181
Factory Buildings	74,849	14,887	74,849	13,349
	1,830,108	932,402	1,830,108	858,828

Net carrying amount		897,706		971,280
Depreciation charges		73,574		177,321

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2010
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

Mineral Property Interests, being quarry leases in the province of Manitoba, Canada at fair value (CDN $ 550,000), and amount recognized as assets
as of the acquisition date	$514,525

Fair value, as of the acquisition date, of 1,021,777 common shares of the Company
issued as consideration for all issued and outstanding shares of CIC	$275,880

Gain on bargain purchase, being the excess of the fair value of net assets acquired over the purchase price, and recognized as Other Income
in the Statement of Operations	$238,645

6.	Capital stock and warrants

Six month period ended December 31, 2010

On September 30, 2010, the Company issued 50,000 shares of its common stock pursuant to the exercise of options granted in accordance with its employee stock option plan (the “2006 Stock Option Plan”).  Also see Note 7, Stock Based Compensation.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	Capital stock and warrants – Cont’d

Year ended June 30, 2010

The Company entered into an agreement to acquire CIC as a wholly-owned subsidiary, pursuant to a Share Exchange Agreement (the “CIC Agreement”) between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009. Also see Note 3, Nature of Operations, and Note 5, Mineral Property Interests.  Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 shares of the Company’s common stock.  The CIC Agreement closed on February 9, 2010.

On June 25, 2010, the Company completed a private placement of 6,973,180 shares of its common stock at a price of $0.23 per share for total consideration of $1,603,831. The private placement was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to an exemption afforded by Regulation S promulgated thereunder (“Regulation S”).  Each investor that participated in the private placement was a non-“U.S. Person” as that term is defined under Regulation S.

Warrants

On August 22, 2008, the Company completed the private placements of 7,040,000 “Units” at $0.50 per Unit.  Each Unit consisted of one share of common stock and one half-share purchase warrant (a “Warrant”).  Each full Warrant entitled the holder thereof to purchase one share of common stock at $0.75 on or before September 1, 2010.  In connection with the private placement, the Company paid a commission of $147,000 and issued 294,000 “Broker Warrants,” also expiring on September 1, 2010, to purchase Units at $0.50 per Unit.  The Units to be issued upon exercise of the broker warrants had the same terms as those sold to investors.

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

	Number of
	Warrants	Exercise
	Issued	Prices	Expiry Date
		$

Outstanding at June 30, 2010 and average exercise price	994,000	0.66	September 1, 2010
Issued in six months ended December 31, 2010	-	-
Exercised in six months ended December 31, 2010	-	-
Expired in six months ended December 31, 2010 (issued in 2008)	(700,000)	0.75
Expired in six months ended December 31, 2010 (issued in 2008)	(294,000)	0.50
Cancelled in six months ended December 31, 2010	-	-
Outstanding at December 31, 2010	-

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Stock Based Compensation

In April of 2006, the Board of Directors approved the Company’s 2006 Stock Option Plan, the purpose of which is to enhance the Company's stockholder value and financial performance by attracting, retaining and motivating the Company's officers, directors, key employees, consultants and its affiliates and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company's success through stock ownership.

Under the 2006 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company may be granted options to acquire shares of the Company’s common stock at the fair market value of the stock on the date of grant.  Options may have a term of up to 10 years.  The total number of shares of common stock reserved for issuance under the 2006 Stock Option Plan is 5,000,000.

Six month period ended December 31, 2010

On September 30, 2010, 50,000 options issued in accordance with the Company’s 2006 Stock Option Plan were exercised and 200,000 options expired.

On October 15, 2010, 300,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

On November 18, 2010, the Company granted options to a consultant to purchase up to 250,000 common shares at an exercise price of $0.16 per share.  These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at a rate of 1/12 each month until fully vested.  The options granted have a term of 5 years.

On November 24, 2010, the Company granted options to a consultant to purchase up to 150,000 common shares at an exercise price of $0.16 per share.  These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at a rate of 1/12 each month until fully vested.  The options granted have a term of 5 years.

For the six month period ended December 31, 2010, the Company recognized in the financial statements, stock-based compensation costs as reflected in the following table.  The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions.

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

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Stock Based Compensation – Cont’d

Date of grant	Risk free rate	Volatility factor	Expected Dividends	Forfeiture rate	Expected life	Exercise price	Total number of options granted	Grant date fair value	Stock-based compensation cost expensed during the six month period ended December 31, 2010	Unexpended Stock-based compensation cost deferred over the vesting period

15-Jan-2010	2.61%	137.23%	0%	0%	5 years	$0.25	250,000	$0.22	$27,808	$4,534
17-Feb-2010	2.61%	138.74%	0%	0%	5 years	$0.28	100,000	$0.25	$12,512	$3,196
26-Apr-2010	2.61%	145.58%	0%	0%	5 years	$0.23	50,000	$0.23	$5,714	$3,571
1-Jun-2010	2.61%	145.23%	0%	0%	15 months	$0.25	250,000	$0.07	$8,204	$6,732
18-Nov-2010	3.00%	150.47%	0%	0%	5 years	$0.16	250,000	$0.15	$4,407	$32,147
24-Nov-2010	3.00%	149.47%	0%	0%	5 years	$0.16	150,000	$0.15	$2,281	$19,627

Total							1,050,000		$60,926	$69,807

The following table summarizes the options outstanding at December 31, 2010:

Outstanding, beginning of year (audited)	4,850,000
Granted	400,000
Expired	(500,000)
Exercised	(50,000)
Forfeited	-
Outstanding at December 31, 2010	4,700,000
Exercisable at December 31, 2010	4,174,999

As of December 31, 2010, there was $69,807 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the six-month period ended December 31, 2010 was $60,926.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.	Fair Value of Financial Instruments

The fair values of financial assets and financial liabilities measured in the balance sheet as of December 31, 2010 are as follows:

Balance sheet classification and nature	Carrying Amount $	Quoted prices in active markets for identical assets (Level 1) $	Significant observable inputs (Level 2) $	Unobservable inputs (Level 3) $

Assets
Cash and cash equivalents	99,964	99,964
Short Term Investments	388,092	388,092
Prepaid expenses and other receivables	174,437			174,437

Liabilitites
Accounts Payable	64,821			64,821
Accrued Liabilities	71,882			71,882

The fair values of financial assets and financial liabilities measured in the balance sheet as of June 30, 2010 are as follows:

Balance sheet classification and nature	Carrying Amount $	Quoted prices in actice markets for identical assets (Level 1) $	Significant observable inputs (Level 2) $	Unobservable inputs (Level 3) $

Assets
Cash and cash equivalents	1,598,248	1,598,248
Short Term Investments	586,745	586,745
Prepaid expenses and other receivables	122,343			122,343

Liabilitites
Accounts Payable	93,410			93,410
Accrued Liabilities	117,152			117,152

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
December 31, 2010
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

On September 14, 2007, the Company engaged Lumos & Associates, Inc. (“Lumos”) to complete the regulatory permitting process for the Company’s Mill in Mina, Nevada.  The total consideration to be paid under the contract is approximately $350,000.  The permitting process is being carried out in twelve stages. The completion date has not been determined. The Company is required to authorize in writing each stage of the work before the work proceeds. In December 2010 this contract was assigned by Lumos to Tetra Tech, Inc. by mutual agreement of the Company, Lumos, and Tetra Tech, Inc.  As of December 31, 2010, the Company had recorded $323,924 for this contract (June 30, 2010 - $318,832).

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
December 31, 2010
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

On December 8, 2008 IMC US entered into a Mineral Rights Lease Agreement (the “Edgar Lease Agreement”) with the Earl Edgar Mineral Trust (“Edgar”) to lease certain mineral rights in Elko County, Nevada described below (the “Edgar Property”).  The term of the Edgar Lease Agreement is ten years and will automatically renew on the same terms and conditions for additional ten-year periods, provided IMC US is conducting exploration, development or mining either on the surface or underground at the property.  The rent is to be paid each year on January 1st.  $1.00 per net acre was paid upon execution of the Edgar Lease Agreement.  On January 1 of each year commencing in 2010 and extending for so long as the Edgar Lease Agreement is in effect, IMC US is obligated to make the following payments:

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
December 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Commitments and Contingencies – Cont’d

On May 20, 2009, IMC US engaged Lumos to conduct base line studies for the Blue Nose Project located in Lincoln County, Nevada with the intention of determining if a suitable plant site can be located.  The study includes analysis of rail and road access and environmental considerations that could impede development.  The total consideration to be paid under the contract is approximately $74,500.  On September 28, 2009, the contract was amended to add an environmental assessment and plan of operations for an additional amount of approximately $62,000.  The Company has to authorize each phase of the work.  In December 2010 this contract was assigned by Lumos to Tetra Tech, Inc. by mutual agreement of the Company, Lumos, and Tetra Tech, Inc.  As of December 31, 2010, the Company had recorded total expenses of $130,101 pertaining to this contract with Lumos (June 30, 2010 - $114,576).

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
December 31, 2010
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

On March 25, 2010, IMC US engaged Lumos to conduct the second phase of base line studies for the Blue Nose Project located in Lincoln County, Nevada with the intention of determining if a suitable plant site can be located with emphasis on transportation access and environmental considerations that could impede development.  The total consideration to be paid under the contract is approximately $55,300. The Company is to authorize each phase of work before the work proceeds. In December 2010 this contract was assigned by Lumos to Tetra Tech, Inc. by mutual agreement of the Company, Lumos, and Tetra Tech, Inc.  As of December 31, 2010, the Company had recorded total expenses of $50,669 pertaining to this contract with Lumos (June 30, 2010 - $36,011).

On May 19, 2010, IMC US engaged Mine Development Associates, Inc. (“MDA”) to complete a Resource Estimate, Pit Optimization and Canadian National Instrument 43-101 Report for the Blue Nose Project located in Lincoln County, Nevada.  In its proposal, MDA estimated the cost of these services to be $43,000 plus travel expenses.  The Company is to authorize each phase of work before the work proceeds. As of December 31, 2010, the Company had recorded total expenses of $23,619 pertaining to this engagement (June 30, 2010 - $0).

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Commitments and Contingencies – Cont’d

As of June 1, 2010, the Company entered into a Consulting Agreement with Teatyn Enterprises Inc. (“Teatyn”) to provide business consulting and investor relations consulting.  Under the agreement, Teatyn will receive a monthly fee of CDN $10,000, subject to monthly reductions of up to CDN $3,500 if Teatyn enters into one or more agreements to provide similar services to other companies of which the Company’s Chief Executive Officer is also a director or officer.  The agreement has an initial term of one year and can be renewed on such terms as may be agreed upon between the parties.  The agreement may be terminated at any time by the Company upon 30-days prior written notice or by Teatyn upon the occurrence of certain events defined in the agreement.  In addition the Company granted Teatyn options to purchase up to 250,000 common shares at an exercise price of $0.25 per share.  These options vest at the rate of 20,833 options per month and expire on the date that is 90 days after the termination of the Consulting Agreement.  These options were not granted pursuant to the Company’s 2006 Stock Option Plan.  Upon exercise of the options, Teatyn will receive restricted shares which cannot be re-sold unless their re-sale is registered by the Company pursuant to the Securities Act or there is an exemption for the re-sale of such shares such as the exemption afforded by Rule 144 promulgated thereunder.

On October 6, 2010, IMC US engaged Tetra Tech, Inc. to complete exploration permitting activities for the Blye Canyon Project located near Seligman, Arizona.  The estimated total consideration to be paid under the contract is $18,720. As of December 31, 2010, the Company had not incurred any expenses pertaining to this contract.

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the six month periods ended December 31, 2010, and December 31, 2009, were $15,863 and $9,419, respectively.  As of December 31, 2010, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2011, June 30, 2012, and June 30, 2013, are $15,755, $16,572, and $338, respectively.

Maintaining Claims in Good Standing

The Company is required to pay to the BLM on or before September 1st of each year, a fee in the amount of $140 per mineral claim held by the Company.  The total amount paid on August 31, 2010, was $159,740 for 1,141 claims held by the Company at that date.

Under legislation enacted in Nevada in March 2010, claims owners are required to pay the State of Nevada an annual fee based upon a tiered system that requires fees ranging from $70 to $189 per claim, depending upon the total number of claims in Nevada that an owner holds.  The Company estimates, based upon the 1,123 claims held in Nevada as of December 31, 2010, that its annual fee will be $85 per claim, for a total of $95,455, with the first such annual fee payable no later than June 1, 2011.

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
December 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Commitments and Contingencies – Cont’d

The Company holds 20 mineral exploration permits covering 20 sections or portions of sections in the State of Arizona.  Mineral exploration permits have a duration of one year from the date of issuance.  The permits can be renewed for up to four additional one-year terms for a total of five years and provide the holder of the permit with an exclusive right to explore for minerals within the state land covered by the permit and to apply for mineral leases to such land.  The holder of a permit may remove from the land only the amount of material required for sampling and testing and is responsible for any damage or destruction caused by the holder’s exploration activities.  The holder of a permit is entitled to ingress and egress to the covered site along routes approved by the Arizona State Land Department.  IMC US has posted a bond required by the State of Arizona to back any reclamation required as a result of work performed.  The permit is renewable if the holder has expended not less than $10.00 per acre during each of the first two year-long periods and $20.00 per acre during each of the next three year-long periods.  Each permit fee is $500 per year plus $2.00 per acre for the first two years and $1.00 per acre per year for the following three years.  Upon termination of a mineral exploration permit, the State of Arizona is entitled to information collected by the permit holder.  In the event that a permit holder discovers a valuable mineral deposit, the permit holder may apply to the Arizona State Land Department for a mineral lease having a term of 20 years and renewable for an additional 20 years.  A permit holder shall be the preferred recipient of the mineral lease, provided that all applicable requirements are met.  A mineral lease entitles the lessee to develop and establish a mine on the leased premises, provided that a mine plan and all necessary approvals are obtained.

Each of the Company’s quarry leases located in Manitoba, Canada is renewable annually upon payment of rent to the province of Manitoba in the amount of CDN$24 per hectare or fraction thereof.  During the fiscal year ended June 30, 2010, the Company paid CDN$147,144 in rent for these leases.

10.	Related Party Transactions

There are no amounts owed to or from related parties as of December 31, 2010, and June 30, 2010.

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the Company and the related parties.

Six months ended December 31, 2010

The Company’s Corporate Secretary received $27,575 during the six-month period ended December 31, 2010.

A corporation owned and operated by the Company’s President who is also a member of the Company’s Board of Directors, received $51,000 during the six-month period ended December 31, 2010.

The Company’s Chief Financial Officer received $11,758 during the six-month period ended December 31, 2010.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	Related Party Transactions – Cont’d

Six months ended December 31, 2009

A former Director of the Company received $85,390 during the six-month period ended December 31, 2009 in connection with services he performed for the Company as a senior geologist.

The former Corporate Secretary received $22,746 during the six-month period ended December 31, 2009.

A corporation owned and operated by the Company’s President, who is also a member of the Company’s Board of Directors, received $51,000 during the six-month period ended December 31, 2009.

11.	Subsequent Events

On January 31, 2011, the Company paid CDN$17,712 (US$17,685) in annual rent to the province of Manitoba for 11 quarry leases that renew in February.  The Company has decided to forfeit 18 quarry leases covering approximately 1,089 hectares (2,691 acres) at its Spence property, 7 quarry leases covering approximately 484 hectares (1,196 acres) at its Dauphin property, and 3 quarry leases covering approximately 200 hectares (493 acres) at its Winnipegosis property.

On February 8, 2011, the Company completed a private placement (the “Private Placement”) of 2,083,333 shares of the Company’s common stock at a price of $0.24 per share for total consideration of $500,000. The Private Placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.  The sole investor (the “Investor”) participating in the private placement was a non-U.S. corporation that is owned and controlled by Todd D. Montgomery, the Company’s Chief Executive Officer and a member of its Board of Directors.  The Investor and Mr. Montgomery are not “U.S. Person(s)” as that term is defined in Regulation S.

Item 2
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

FOR THE SIX MONTH AND THREE MONTH PERIODS ENDED DECEMBER 31, 2010

PLAN OF OPERATIONS

We will require additional capital to implement the further exploration and possible development of our claim groups.  We expect to raise this capital through private placements of our securities or through debt financing or some combination of the foregoing.  We have limited assets and no mineral “reserves” in accordance with the definitions adopted by the Securities and Exchange Commission, and there is no assurance that any exploration programs that we undertake will establish reserves.

Discussion of Operations and Financial Condition

Six Month and Three Month Periods ended December 31, 2010

The Company has no source of revenue and we continue to operate at a loss.  We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter.  As of December 31, 2010, we had accumulated losses since the Company’s inception of $18,648,682.  Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional capital.  We are continuing our efforts to raise capital and are moving forward with exploration of our projects.

The following diagram illustrates the Company’s present structure and ownership of its mineral properties and Milling Facility:

During the six-month period ended December 31, 2010, the Company devoted significant resources toward the exploration of IMC US’s Blue Nose limestone project (“Blue Nose”).  Blue Nose consists of 255 unpatented, lode mineral claims located in Lincoln County, Nevada, and covers approximately 5,268 acres.  On July 12, 2010, the United States Bureau of Land Management (the “BLM”) approved the Company’s Plan of Operations for Blue Nose.  On July 14, 2010, the Company posted a reclamation bond in the amount of $240,805 with the BLM in connection with Blue Nose. The reclamation bond backs the Company’s obligations under the Plan of Operations to restore the site and correct environmental damage (if any) caused by the Company’s activities on Blue Nose.  Under the Plan of Operations, the Company drilled 28 reverse circulation holes to depths ranging between 150 and 900 feet for a total of approximately 17,000 feet.  When combined with three earlier drill programs, a total of 63 reverse circulation holes approximately 30,000 feet have been completed at Blue Nose.  The Company engaged Mine Development Associates of Reno, Nevada (“MDA”) to assess the data from these drill programs.  In a report dated January 5, 2011, MDA stated that two basic limestone units were defined by the drilling.  The Lower White limestone unit appeared to contain few impurities and contains relatively high-grade calcium oxide (CaO).  The Lower White unit is overlain by another limestone unit that is generally lower grade and contains more impurities.  MDA’s report concluded that while further study is required to better define the extent and quality of the units, Blue Nose is estimated to contain significant levels of fairly high-grade limestone.

Our efforts going forward through our current fiscal year ending June 30, 2011, will be concentrated on further development of Blue Nose and exploratory drilling at IMC US’s two limestone projects in Arizona.

On October 14, 2010, the Company’s wholly-owned subsidiary, Silver Reserve Corp (“SRC”) signed a letter of intent with International Millennium Mining Corp. (“IMMC”) to sell an 85% interest in SRC’s NL Extension Projects Claim Group (the “NL Project”).  The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada.  Pursuant to the letter of intent, SRC will receive $350,000 and 1,925,000 shares of IMMC for the NL Project.  SRC will retain a 15% joint venture interest in the property as well as a 2% net smelter royalty.  The terms of the sale provide for the above payments of cash and issuances of stock to SRC to occur over a five-year period.  If the NL Project reaches feasibility based upon criteria described in the letter of intent, SRC will be required to fund its portion of the operating budget in order to retain its 15% joint venture interest.  The foregoing agreement is subject to SRC and IMMC entering into definitive agreements and, in the case of IMMC, approval by the TSX-Venture exchange of Canada.

The Company is also continuing its evaluation of the silver/base metal projects held by SRC.  The Company has determined that the Silver Queen/Mohawk, Pansy Lee, Klondyke and Kope Scheelite Projects currently provide the best opportunity for development of resources that could go to production and plans exploratory drilling during 2010 at Silver Queen/Mohawk, Klondyke and Kope Scheelite.  Permitting of the Red Rock mill site at Mina, Nevada is close to completion. The Company continues to evaluate its options with respect to the silver properties and milling facility held by Silver Reserve.  While exploratory drilling programs are being developed, the Company is also considering offers to purchase the precious metals properties and/or joint ventures with third parties to further explore and develop, if warranted, those properties.

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

On October 15, 2010, 300,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

On November 18, 2010, the Company granted options to a consultant to purchase up to 250,000 common shares at an exercise price of $0.16 per share.  These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at a rate of 1/12 each month until fully vested.  The options granted have a term of 5 years.

On November 24, 2010, the Company granted options to a consultant to purchase up to 150,000 common shares at an exercise price of $0.16 per share.  These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at a rate of 1/12 each month until fully vested.  The options granted have a term of 5 years.

SELECTED FINANCIAL INFORMATION

	Three months	Three months
	ended	ended
	Dec. 31, 2010	Dec. 31, 2009

Revenues	Nil	Nil
Net (Loss)	$(385,062)	$(1,024,011)
(Loss) per share-basic and diluted	$(0.01)	$(0.02)

	Six months	Six months
	ended	ended
	Dec. 31, 2010	Dec. 31, 2009

Revenues	Nil	Nil
Net (Loss)	$(1,712,984)	$(2,289,880)
(Loss) per share-basic and diluted	$(0.03)	$(0.04)

	As of	As of
	Dec. 31, 2010	June 30, 2010

Total Assets	$2,074,724	$3,793,141
Total Liabilities	$136,703	$210,562
Cash dividends declared per share	Nil	Nil

Total assets as of December 31, 2010 include cash and cash equivalents of $99,964, short term investments of $388,092, prepaid expenses and other receivables of $174,437, capital assets of $897,706 net of depreciation, and mineral property interests of $514,525.  As of June 30, 2010 total assets includes cash and cash equivalents of $1,598,248, short-term investments of $586,745, prepaid expenses of $122,343, capital assets of $971,280, net of depreciation and mineral property interests of $514,525.

Revenues

No revenue was generated by the Company’s operations during the three-month and six-month periods ended December 31, 2010 and December 31, 2009. The Company is an exploration stage mining company and has not yet realized any revenue from its operations.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administration Expense

Included in operating expenses for the three-month period ended December 31, 2010 is general and administration expense of $202,514 as compared with $429,114 for the three-month period ended December 31, 2009.  During the six-month period ended December 31, 2010, general and administration expense was $401,272 as compared to $878,310 for the six-month period ended December 31, 2009.  General and administration expense consists of professional, consulting, office and general and other miscellaneous costs.  General and administration expense represents approximately 23% of the total operating expense for the six-month period ended December 31, 2010 and approximately 38% of the total operating expense for the six-month period ended December 31, 2009.  General and administration expense decreased by $477,038 in the current six month period, as compared to the similar six month period for the prior year. The decrease in this expense is mainly due to a decrease in consulting fees and other compensation expenses of approximately $235,000, and a decrease in stock based compensation costs of approximately $106,000.

(b) Project Expense

Included in operating expenses for the three-month period ended December 31, 2010 is project expense of $146,355 as compared with $561,082 for the three-month period ended December 31, 2009. During the six-month period ended December 31, 2010, project expense was $1,239,746 as compared to $1,346,853 for the six-month period ended December 31, 2009.  Project expense is a significant expense and it represents approximately 72% of the total operating expenses for the six-month period ended December 31, 2010 and approximately 58% of the total operating expenses for the six-month period ended December 31, 2009.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow and cash in hand for the six-month periods:

	Dec. 31, 2010	Dec. 31, 2009

Cash and cash equivalents	$99,964	$183,394
Working capital	$525,790	$1,621,529
Cash (used) in operating activities	$(1,704,437)	$(1,814,097)
Cash provided/(used) in investing activities	$198,653	$1,577,225
Cash provided by financing activities	$7,500	nil

As of December 31, 2010 the Company had working capital of $525,790 as compared to $1,621,529 as of December 31, 2009.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2010 and December 31, 2009.

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

On September 14, 2007, the Company engaged Lumos & Associates, Inc. (“Lumos”) to complete the regulatory permitting process for the Company’s Mill in Mina, Nevada.  The total consideration to be paid under the contract is approximately $350,000.  The permitting process is being carried out in twelve stages. The completion date has not been determined. The Company is required to authorize in writing each stage of the work before the work proceeds. In December 2010 this contract was assigned by Lumos to Tetra Tech, Inc. by mutual agreement of the Company, Lumos, and Tetra Tech, Inc.  As of December 31, 2010, the Company had recorded $323,924 for this contract (June 30, 2010 - $318,832).

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

On December 8, 2008 IMC US entered into a Mineral Rights Lease Agreement (the “Edgar Lease Agreement”) with the Earl Edgar Mineral Trust (“Edgar”) to lease certain mineral rights in Elko County, Nevada described below (the “Edgar Property”).  The term of the Edgar Lease Agreement is ten years and will automatically renew on the same terms and conditions for additional ten-year periods, provided IMC US is conducting exploration, development or mining either on the surface or underground at the property.  The rent is to be paid each year on January 1st.  $1.00 per net acre was paid upon execution of the Edgar Lease Agreement.  On January 1 of each year commencing in 2010 and extending for so long as the Edgar Lease Agreement is in effect, IMC US is obligated to make the following payments:

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

On May 20, 2009, IMC US engaged Lumos to conduct base line studies for the Blue Nose Project located in Lincoln County, Nevada with the intention of determining if a suitable plant site can be located.  The study includes analysis of rail and road access and environmental considerations that could impede development.  The total consideration to be paid under the contract is approximately $74,500.  On September 28, 2009, the contract was amended to add an environmental assessment and plan of operations for an additional amount of approximately $62,000.  The Company has to authorize each phase of the work.  In December 2010 this contract was assigned by Lumos to Tetra Tech, Inc. by mutual agreement of the Company, Lumos, and Tetra Tech, Inc.  As of December 31, 2010, the Company had recorded total expenses of $130,101 pertaining to this contract with Lumos (June 30, 2010 - $114,576).

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

On March 25, 2010, IMC US engaged Lumos to conduct the second phase of base line studies for the Blue Nose Project located in Lincoln County, Nevada with the intention of determining if a suitable plant site can be located with emphasis on transportation access and environmental considerations that could impede development.  The total consideration to be paid under the contract is approximately $55,300. The Company is to authorize each phase of work before the work proceeds. In December 2010 this contract was assigned by Lumos to Tetra Tech, Inc. by mutual agreement of the Company, Lumos, and Tetra Tech, Inc.  As of December 31, 2010, the Company had recorded total expenses of $50,669 pertaining to this contract with Lumos (June 30, 2010 - $36,011).

On May 19, 2010, IMC US engaged Mine Development Associates, Inc. (“MDA”) to complete a Resource Estimate, Pit Optimization and Canadian National Instrument 43-101 Report for the Blue Nose Project located in Lincoln County, Nevada.  In its proposal, MDA estimated the cost of these services to be $43,000 plus travel expenses.  The Company is to authorize each phase of work before the work proceeds. As of December 31, 2010, the Company had recorded total expenses of $23,619 pertaining to this engagement (June 30, 2010 - $0).

As of June 1, 2010, the Company entered into a Consulting Agreement with Teatyn Enterprises Inc. (“Teatyn”) to provide business consulting and investor relations consulting.  Under the agreement, Teatyn will receive a monthly fee of CDN $10,000, subject to monthly reductions of up to CDN $3,500 if Teatyn enters into one or more agreements to provide similar services to other companies of which the Company’s Chief Executive Officer is also a director or officer.  The agreement has an initial term of one year and can be renewed on such terms as may be agreed upon between the parties.  The agreement may be terminated at any time by the Company upon 30-days prior written notice or by Teatyn upon the occurrence of certain events defined in the agreement.  In addition the Company granted Teatyn options to purchase up to 250,000 common shares at an exercise price of $0.25 per share.  These options vest at the rate of 20,833 options per month and expire on the date that is 90 days after the termination of the Consulting Agreement.  These options were not granted pursuant to the Company’s 2006 Stock Option Plan.  Upon exercise of the options, Teatyn will receive restricted shares which cannot be re-sold unless their re-sale is registered by the Company pursuant to the Securities Act or there is an exemption for the re-sale of such shares such as the exemption afforded by Rule 144 promulgated thereunder.

On October 6, 2010, IMC US engaged Tetra Tech, Inc. to complete exploration permitting activities for the Blye Canyon Project located near Seligman, Arizona.  The estimated total consideration to be paid under the contract is $18,720. As of December 31, 2010, the Company had not incurred any expenses pertaining to this contract.

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the six month periods ended December 31, 2010, and December 31, 2009, were $15,863 and $9,419, respectively.  As of December 31, 2010, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2011, June 30, 2012, and June 30, 2013, are $15,755, $16,572, and $338, respectively.

Maintaining Claims in Good Standing

The Company is required to pay to the BLM on or before September 1st of each year, a fee in the amount of $140 per mineral claim held by the Company.  The total amount paid on August 31, 2010, was $159,740 for 1,141 claims held by the Company at that date.

Under legislation enacted in Nevada in March 2010, claims owners are required to pay the State of Nevada an annual fee based upon a tiered system that requires fees ranging from $70 to $189 per claim, depending upon the total number of claims in Nevada that an owner holds.  The Company estimates, based upon the 1,123 claims held in Nevada as of December 31, 2010, that its annual fee will be $85 per claim, for a total of $95,455, with the first such annual fee payable no later than June 1, 2011.

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

The Company holds 20 mineral exploration permits covering 20 sections or portions of sections in the State of Arizona.  Mineral exploration permits have a duration of one year from the date of issuance.  The permits can be renewed for up to four additional one-year terms for a total of five years and provide the holder of the permit with an exclusive right to explore for minerals within the state land covered by the permit and to apply for mineral leases to such land.  The holder of a permit may remove from the land only the amount of material required for sampling and testing and is responsible for any damage or destruction caused by the holder’s exploration activities.  The holder of a permit is entitled to ingress and egress to the covered site along routes approved by the Arizona State Land Department.  IMC US has posted a bond required by the State of Arizona to back any reclamation required as a result of work performed.  The permit is renewable if the holder has expended not less than $10.00 per acre during each of the first two year-long periods and $20.00 per acre during each of the next three year-long periods.  Each permit fee is $500 per year plus $2.00 per acre for the first two years and $1.00 per acre per year for the following three years.  Upon termination of a mineral exploration permit, the State of Arizona is entitled to information collected by the permit holder.  In the event that a permit holder discovers a valuable mineral deposit, the permit holder may apply to the Arizona State Land Department for a mineral lease having a term of 20 years and renewable for an additional 20 years.  A permit holder shall be the preferred recipient of the mineral lease, provided that all applicable requirements are met.  A mineral lease entitles the lessee to develop and establish a mine on the leased premises, provided that a mine plan and all necessary approvals are obtained.

Each of the Company’s quarry leases located in Manitoba, Canada is renewable annually upon payment of rent to the province of Manitoba in the amount of CDN$24 per hectare or fraction thereof.  During the fiscal year ended June 30, 2010, the Company paid CDN$147,144 in rent for these leases.

Cash Requirements

At December 31, 2010, the Company had cash and cash equivalents of $99,964, short-term investments of $388,092 and prepaid expenses of $174,437 for total current assets of $662,493.

Our ability to incur planned Project expenses is subject to permitting programs with the BLM and results of the drilling as it progresses.  As of the date of this report, the Company has no firm commitment for additional financing and may not be able to incur planned Project expenses unless further capital is raised. Also see “Subsequent Events” below.

While exploratory drilling programs are being developed for the Company’s precious metal properties, the Company is also considering offers to purchase the precious metals properties and/or joint ventures with third parties to further explore and develop, if warranted, those properties.  The proceeds from any such purchases or joint ventures would be used for exploration and drilling on the Company’s limestone projects and remaining silver/base metal projects.

Subsequent Events

The following events occurred subsequent to December 31, 2010:

On January 31, 2011, the Company paid CDN$17,712 (US$17,685) in annual rent to the province of Manitoba for 11 quarry leases that renew in February.  The Company has decided to forfeit 18 quarry leases covering approximately 1,089 hectares (2,691 acres) at its Spence property, 7 quarry leases covering approximately 484 hectares (1,196 acres) at its Dauphin property, and 3 quarry leases covering approximately 200 hectares (493 acres) at its Winnipegosis property.

On February 8, 2011, the Company completed a private placement (the “Private Placement”) of 2,083,333 shares of the Company’s common stock at a price of $0.24 per share for total consideration of $500,000. The Private Placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.  The sole investor (the “Investor”) participating in the private placement was a non-U.S. corporation that is owned and controlled by Todd D. Montgomery, the Company’s Chief Executive Officer and a member of its Board of Directors.  The Investor and Mr. Montgomery are not “U.S. Person(s)” as that term is defined in Regulation S.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

CONTROLS AND PROCEDURES

Based on an evaluation, conducted by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of December 31, 2010, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

Changes in Internal Controls

During the quarter ended December 31, 2010, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements.  We have incurred losses totaling $18,648,682 from inception to December 31, 2010, and incurred losses of $1,712,984 during the six-month period ended December 31, 2010. Further, we do not expect positive cash flow from operations in the near term.  There is no assurance that actual cash requirements will not exceed our estimates.  In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; or (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations.

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

Current Report on Form 8-K, “Item 3.02 - Unregistered Sales of Securities”, February 8, 2011.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INFRASTRUCTURE MATERIALS CORP.

Dated: February 11, 2011	By:	/s/Anne Macko
Anne Macko, Secretary