Form 10-Q
period 2011-03-31
INFRASTRUCTURE MATERIALS CORP.
filed 2011-05-12
CIK 1383859

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

The number of shares of registrant’s common stock outstanding as of April 30, 2011 was 70,326,790.

INFRASTRUCTURE MATERIALS CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART 1 – FINANCIAL INFORMATION

ITEM 1             Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

CONTENTS

Interim Consolidated Balance Sheets as of March 31, 2011 (unaudited) and June 30, 2010 (audited)	4

Interim Consolidated Statements of Operations and Comprehensive Loss for the nine months and three months ended March 31, 2011 and March 31, 2010,
and for the period from inception to March 31, 2011	5

Interim Consolidated Statements of Changes in Stockholders' Equity for the nine months ended
March 31, 2011 and for the period from inception to March 31, 2011	6

Interim Consolidated Statements of Cash Flows for the nine months ended March 31, 2011
and March 31, 2010, and for the period from inception to March 31, 2011	7

Condensed Notes to Interim Consolidated Financial Statements	8 - 23

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Balance Sheets as at
March 31, 2011 and June 30, 2010
 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	March 31,	June 30,
	2011	2010
	$	$
	(unaudited)	(audited)

ASSETS
Current
Cash and cash equivalents	320,597	1,598,248
Short term investments	263,323	586,745
Marketable securities	60,500	-
Prepaid expenses and other receivables	141,497	122,343
Total Current Assets	785,917	2,307,336

Plant and Equipment, net (Note 4)	860,919	971,280
Mineral Property Interests (Note 5)	514,525	514,525

Total Assets	2,161,361	3,793,141

LIABILITIES
Current
Accounts payable	86,542	93,410
Accrued liabilities	67,076	117,152
Total Current Liabilities	153,618	210,562

Deferred Revenue (Note 9)	85,500	-

Commitments and Contingencies (Note 10)

Related Party Transactions (Note 11)

Subsequent Events (Note 12)

STOCKHOLDERS' EQUITY
Capital Stock (Note 6)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 70,326,790 issued and outstanding (June 30, 2010 – 68,193,457)	7,033	6,819
Additional Paid‑in Capital	21,108,623	20,511,458
Deficit Accumulated During the Exploration Stage	(19,193,413)	(16,935,698)

Total Stockholders' Equity	1,922,243	3,582,579

Total Liabilities and Stockholders' Equity	2,161,361	3,793,141

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Operations and Comprehensive Loss
For the nine months and three months ended March 31, 2011 and March 31, 2010 and the Period from Inception (June 3, 1999) to March 31, 2011
 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the	For the	For the
		nine months	nine months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	March 31,	March 31,	March 31,	March 31,
	inception	2011	2010	2011	2010
	$	$	$	$	$
Operating Expenses

General and administration	8,798,928	619,848	1,126,695	218,576	248,385
Project expenses	9,929,811	1,529,555	1,720,138	289,809	373,285
Depreciation	999,075	110,361	132,850	36,787	42,482

Total Operating Expenses	19,727,814	2,259,764	2,979,683	545,172	664,152

Loss from Operations	(19,727,814)	(2,259,764)	(2,979,683)	(545,172)	(664,152)
Other income-interest	386,209	2,049	27,603	441	1,952
Other income-gain on bargain purchase (Note 5)	238,645	-	238,645	-	238,645
Interest Expense	(90,453)	-	-	-	-

Loss and Comprehensive Loss
before Income Taxes	(19,193,413)	(2,257,715)	(2,713,435)	(544,731)	(423,555)

Provision for income taxes	-	-	-	-	-

Net Loss and Comprehensive Loss	(19,193,413)	(2,257,715)	(2,713,435)	(544,731)	(423,555)

Loss per Weighted Average Number of Shares Outstanding
-Basic and Fully Diluted		(0.03)	(0.04)	(0.01)	(0.01)

Weighted Average Number of Shares Outstanding During the Periods
-Basic and Fully Diluted		68,622,228	60,388,685	69,447,161	60,777,507

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Financial Statements of Changes in Stockholders’ Equity
From Inception (June 3, 1999) to March 31, 2011
(Amounts expressed in US Dollars)
 (Unaudited-Prepared by Management)

					Deficit
					Accumulated
	Common Stock		Additional	Deferred	during the	Total
	Number		Paid-in	Stock	Exploration	Stockholders'
	of Shares	Amount	Capital	Compensation	Stage	Equity
		$	$	$	$	$
For the period from inception (June 3, 1999)
through July 1, 2004	1	-	5,895		(5,895)	-
Net (loss)	-	-	910		(910)	-
Balance, June 30, 2005 (audited)	1	-	6,805	-	(6,805)	-
Contribution to additional paid‑in capital	-	-	3,024			3,024
Cancelled shares	(1)	-	(1)			(1)
Common shares issued for nil consideration	14,360,000	1,436	(1,436)		-	-
Common shares issued for cash	2,050,000	205	414,795		-	415,000
Subscription for stock			300,000		-	300,000
Stock issuance cost	-	-	(24,500)		-	(24,500)
Net loss	-	-	-		(87,574)	(87,574)
Balance, June 30, 2006 (audited)	16,410,000	1,641	698,687	-	(94,379)	605,949

Common shares issued for cash	3,395,739	340	548,595		-	548,935
Common shares issued to agents in lieu of commission for placement of common shares and convertible debentures	1,064,000	106	265,894		-	266,000
Common shares issued for acquisition of interests in mineral claims	3,540,600	354	884,796		-	885,150
Common shares issued for acquisition of interests in mineral claims	1,850,000	185	462,315		-	462,500
Common shares issued for acquisition interests in a refinery	88,500	9	22,116		-	22,125
Common shares issued for purchase of a mill with capital equipments	6,975,000	697	1,743,053		-	1,743,750
Stock issuance cost			(59,426)			(59,426)
Stock based compensation			30,026			30,026
Net loss for the year ended June 30, 2007		-	-	-	(2,845,424)	(2,845,424)
Balance, June 30, 2007 (audited)	33,323,839	3,332	4,596,056	-	(2,939,803)	1,659,585

Common stock issued to consultants	3,000,000	300	2,249,700	(1,875,000)	-	375,000
Stock based compensation		-	139,272		-	139,272
Warrant modification expense			844,423			844,423
Conversion of convertible debentures with accrued interest	7,186,730	719	3,590,801	-	-	3,591,520
Common shares issued for acquisition of interests in mineral claims	175,000	18	104,982			105,000
Common stock issued to a consultant	100,000	10	57,990			58,000
Amortization of deferred stock compensation				562,500		562,500
Net loss for the year					(4,635,465)	(4,635,465)
Balance June 30, 2008 (audited)	43,785,569	4,379	11,583,224	(1,312,500)	(7,575,268)	2,699,835

Common shares issued for cash (net)	7,040,000	704	3,372,296	-	-	3,373,000
Common stock issued to a consultant	75,000	7	43,493	-	-	43,500
Common stock issued on acquisition of a subsidiary	397,024	40	31,722	-	-	31,762
Common shares issued on warrant exercises	8,900,907	890	2,224,337	-	-	2,225,227
Stock based compensation			814,050			814,050
Warrant modification expense			346,673			346,673
Amortization of deferred stock compensation				1,125,000		1,125,000
Net loss for the year					(6,045,477)	(6,045,477)
Balance June 30, 2009 (audited)	60,198,500	6,020	18,415,795	(187,500)	(13,620,745)	4,613,570

Common shares issued for cash	6,973,180	697	1,603,134			1,603,831
Common stock issued on acquisition of a subsidiary	1,021,777	102	275,778			275,880
Stock based compensation			216,751		-	216,751
Amortization of deferred stock compensation				187,500		187,500
Net loss for the year					(3,314,953)	(3,314,953)
Balance June 30, 2010 (audited)	68,193,457	6,819	20,511,458	-	(16,935,698)	3,582,579

Common shares issued for cash	2,083,333	209	499,791			500,000
Stock based compensation			89,879		-	89,879
Common stock options exercised	50,000	5	7,495		-	7,500
Net loss for the three month period					(2,257,715)	(2,257,715)
Balance March 31, 2011 (unaudited)	70,326,790	7,033	21,108,623	-	(19,193,413)	1,922,243

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Cash Flows
For the nine months ended March 31, 2011 and March 31, 2010
and for the period from Inception (June 3, 1999) to March 31, 2011.
 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Cumulative	For the nine	For the nine
	Since	months ended	months ended
	Inception	March 31, 2011	March 31, 2010
	$	$	$
Cash Flows from Operating Activities
Net loss	(19,193,413)	(2,257,715)	(2,713,435)
Adjustment for:
Depreciation	999,075	110,361	132,850
Amortization of debt issuance cost	247,490	-	-
Loss on disposal of plant and equipment	10,524	-
Gain on Bargain Purchase (Note 5)	(238,645)	-	(238,645)
Stock based compensation	1,289,978	89,879	189,743
Warrant modification expense	1,191,096	-	-
Shares issued for mineral claims, as part of project expenses	1,452,650	-	-
Shares issued for consultant services expensed	2,351,500	-	187,500
Shares issued on acquisition of subsidiary	31,762	-	-
Cash received for option on claims and included in Deferred revenue*	25,000	25,000
Interest on convertible debentures	90,453	-	-
Changes in non‑cash working capital
Prepaid expenses and other receivables	(141,497)	(19,154)	26,478
Accounts payable	86,542	(6,868)	(22,520)
Accrued liabilities	67,517	(50,076)	(3,249)

Net cash used in operating activities	(11,729,968)	(2,108,573)	(2,441,278)

Cash Flows from Investing Activities
Decrease (Increase) in Short‑term investments	(263,323)	323,422	2,130,955
Acquisition of plant and equipment for cash	(106,977)	-	(6,813)
Proceeds from sale of plant and equipment	2,500	-	-

Net cash provided by (used in) investing activities	(367,800)	323,422	2,124,142

Cash Flows from Financing Activities
Issuance of common shares for cash	6,894,571	500,000	-
Issuance of common shares for warrant exercises	2,225,227	-	-
Issuance of common shares for option exercise	7,500	7,500
Issuance of convertible debentures subsequently converted to cash	3,501,067	-	-
Stock and debenture placement commissions paid in cash	(210,000)	-	-

Net cash provided by financing activities	12,418,365	507,500	-

Net Change in Cash	320,597	(1,277,651)	(317,136)

Cash‑ beginning of period	-	1,598,248	420,266

Cash ‑ end of period	320,597	320,597	103,130

Supplemental Cash Flow Information:

Interest Paid	-	-	-

Income taxes paid	-	-	-

* Excludes receipt of marketable securities for $60,500, being a non-cash item included in Deferred revenue.

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Infrastructure Materials Corp. (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (GAAP); however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods.  The condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at March 31, 2011 and June 30, 2010, the results of its operations for the nine-month periods ended March 31, 2011 and March 31, 2010, and its cash flows for the nine-month periods ended March 31, 2011 and March 31, 2010. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the nine-month period ended March 31, 2011 are not necessarily indicative of results to be expected for the full year.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Infrastructure Materials Corp US (“IMC US”), Silver Reserve Corp. (“SRC” or “Silver Reserve”) and Canadian Infrastructure Corp. (“CIC”).  All material inter-company accounts and transactions have been eliminated.

2.	Exploration Stage Activities

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is in the exploration stage and has not yet realized revenues from its planned operations.  The Company has incurred a cumulative loss of $19,193,413 from inception to March 31, 2011.  The Company has funded operations through the issuance of capital stock and convertible debentures.  In May and June of 2006, the Company closed a private placement of its common stock for gross proceeds of $415,000.  During the year ended June 30, 2007 the Company raised $848,935 (including $300,000 received in the prior year as stock subscriptions) through private placement of its common stock for cash.  The Company also issued Convertible Debentures in the amount of $1,020,862 during the year ended June 30, 2006 and issued Convertible Debentures in the amount of $2,480,205 during the year ended June 30, 2007.   During the three-month period ended September 30, 2008 the Company completed private placements of common stock for proceeds of $3,373,000 net of cash expenses. During the three-month period ended March 31, 2009 as a result of warrant exercises the Company issued common stock for proceeds of $2,225,227. During the year ended June 30, 2009, the Company issued common stock as a result of warrant exercises for proceeds of $2,225,227. In June 2010 and February 2011 the Company completed private placements of its common stock for gross proceeds of $1,603,831 and $500,000, respectively. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from production of minerals or metals on its properties, if feasible.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2011
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

The Company’s limestone subsidiary, IMC US, controls 12 limestone Projects in Nevada, made up of 782 mineral claims covering 16,156 acres on land owned or controlled by the United States Department of Interior Bureau of Land Management (“BLM”). IMC US has acquired 100% of the Mineral Rights on an additional 1,120 acres, 50% of the Mineral Rights on 7,400 acres, and 25% of the Mineral Rights on 160 acres. As of the date of this report, IMC US also holds 20 mineral exploration permits covering approximately 11,419 acres at two projects in the state of Arizona.  Also see Note 12, Subsequent Events.

On December 18, 2008, the Company incorporated a second wholly owned subsidiary in the state of Delaware under its former name, “Silver Reserve Corp.”  The Company assigned all fourteen of its silver/base metal projects in Nevada to this subsidiary. As of June 1, 2010, SRC terminated its interests in one of the projects.  In February 2011 SRC staked and recorded an additional 4 claims for an additional 83 acres at its Kope Scheelite silver project in Mineral County, Nevada.  In March 2011 SRC staked and recorded an additional 70 claims for an additional 1,446 acres at its Klondyke silver project in Esmeralda County, Nevada.  As of the date of this report, SRC’s remaining thirteen claim groups contain 421 claims covering 8,688 acres which include 10 patented claims and 2 leased patented claims.  SRC also has a milling facility located in Mina, Nevada on six mill site claims covering 30 acres.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

3.	Nature of Operations – Cont’d

In December 2009, the Company further expanded its limestone exploration activities by acquiring CIC, its wholly-owned Canadian subsidiary, which controlled 95 limestone quarry leases issued by the province of Manitoba, Canada, covering 6090 hectares (15,049 acres).  The Company acquired CIC pursuant to a Share Exchange Agreement (the “CIC Agreement”) between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009. Mr. Montgomery was the sole shareholder of CIC.  Because Mr. Montgomery is also the Company’s Chief Executive Officer and a member of its Board of Directors, the CIC Agreement was approved by the disinterested members of the Company’s Board of Directors on November 27, 2009, after obtaining an independent appraisal and market study for the properties.  Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 shares of the Company.  The CIC Agreement closed on February 9, 2010.

The Company accounted for the acquisition of CIC as a business combination under the acquisition method as discussed in FASB ASC Topic 805.  ASC 805 requires acquisition-date fair value measurement of identifiable assets, liabilities assumed and non-controlling interests in the acquiree.  The only assets acquired were CIC’s quarry leases having a fair value of $514,525 (CDN $550,000) that were recorded as an asset, “Mineral Property Interests,” on the date of acquisition.  The stock of the Company traded at $0.27 per share on February 9, 2010, and the Company recorded a $275,880 increase in shareholders’ equity reflecting the issuance of 1,021,777 common shares of the Company in exchange for all issued and outstanding shares of CIC.  There were no liabilities assumed by the Company and no non-controlling interests in CIC, resulting in a bargain purchase price of $238,645 that was recorded as Other Income in the Company’s Consolidated Statements of Operations and Comprehensive Loss.  Also see Note 5, Mineral Property Interests.

In January 2011, the Company decided to forfeit 18 quarry leases covering approximately 1,089 hectares (2,691 acres) at its Spence property, 7 quarry leases covering approximately 484 hectares (1,196 acres) at its Dauphin property, and 3 quarry leases covering approximately 200 hectares (493 acres) at its Winnipegosis property.  As of the date of this report, CIC controls 67 quarry leases covering 4,323 hectares (10,681 acres).   Also see Note 12, Subsequent Events.

The Company has not yet determined that any of its claims, mineral rights, mineral exploration permits or quarry leases can be economically developed and has expensed related costs to project expense.  The Company’s assessment of the claims, mineral exploration permits, mineral rights and quarry leases may change after further exploration.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.	Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation.  Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Plant and Machinery	15%	declining balance method
Tools	25%	declining balance method
Vehicles	20%	declining balance method
Consumables	50%	declining balance method
Molds	30%	declining balance method
Mobile Equipment	20%	declining balance method
Factory Buildings	5%	declining balance method

	March 31, 2011		June 30, 2010
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Computer equipment	14,448	4,669	14,448	1,831
Office, furniture and fixtures	3,623	1,943	3,623	1,646
Plant and Machinery	1,514,511	792,076	1,514,511	700,499
Tools	6,725	4,638	6,725	4,157
Vehicles	76,928	41,273	76,928	34,981
Consumables	64,197	61,272	64,197	59,516
Molds	900	721	900	668
Mobile Equipment	73,927	46,942	73,927	42,181
Factory Buildings	74,849	15,655	74,849	13,349
	1,830,108	969,189	1,830,108	858,828

Net carrying amount		860,919		971,280
Depreciation charges		110,361		177,321

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

5.	Mineral Property Interests

The Company entered into an agreement to acquire CIC as a wholly-owned subsidiary, pursuant to the CIC Agreement between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009.  Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 shares of the Company.  The CIC Agreement closed on February 9, 2010.  The Company accounted for the acquisition of CIC as a business combination under the acquisition method as discussed in FASB ASC Topic 805.

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

Mineral Property Interests, being quarry leases in the province of Manitoba, Canada at fair value (CDN $ 550,000), and amount recognized as assets as of the acquisition date	$514,525

Fair value, as of the acquisition date, of 1,021,777 common shares of the Company issued as consideration for all issued and outstanding shares of CIC	$275,880

Gain on bargain purchase, being the excess of the fair value of net assets acquired over the purchase price, and recognized as Other Income in the Statements of Operations and Comprehensive Loss	$238,645

6.	Capital stock and warrants

Nine month period ended March 31, 2011

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
March 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	Capital stock and warrants – Cont’d

Year ended June 30, 2010

The Company entered into an agreement to acquire CIC as a wholly-owned subsidiary, pursuant to the CIC Agreement between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009. Also see Note 3, Nature of Operations, and Note 5, Mineral Property Interests.  Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 shares of the Company’s common stock.  The CIC Agreement closed on February 9, 2010.

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

	Number of
	Warrants	Exercise
	Issued	Prices	Expiry Date
		$

Outstanding at June 30, 2010 and average exercise price	994,000	0.66	September 1, 2010
Issued in nine months ended March 31, 2011	-	-
Exercised in nine months ended March 31, 2011	-	-
Expired in nine months ended March 31, 2011 (issued in 2008)	(700,000)	0.75
Expired in nine months ended March 31, 2011 (issued in 2008)	(294,000)	0.50
Cancelled in nine months ended March 31, 2011	-	-
Outstanding at March 31, 2011	-

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2011
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

Nine month period ended March 31, 2011

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

For the nine month period ended March 31, 2011, the Company recognized in the financial statements, stock-based compensation costs as reflected in the following table.  The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions.

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

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Stock Based Compensation – Cont’d

Date of grant	Risk free rate	Volatility factor	Expected Dividends	Forfeiture rate	Expected life	Exercise price	Total number of options granted	Grant date fair value	Stock-based compensation cost expensed during the nine month period ended March 31, 2011	Unexpensed Stock-based compensation cost deferred over the vesting period

15-Jan-2010	2.61%	137.23%	0%	0%	5 years	$0.25	250,000	$0.22	$32,342	$-
17-Feb-2010	2.61%	138.74%	0%	0%	5 years	$0.28	100,000	$0.25	$15,708	$-
26-Apr-2010	2.61%	145.58%	0%	0%	5 years	$0.23	50,000	$0.23	$8,509	$776
1-Jun-2010	2.61%	145.23%	0%	0%	15 months	$0.25	250,000	$0.07	$12,217	$2,718
18-Nov-2010	3.00%	150.47%	0%	0%	5 years	$0.16	250,000	$0.15	$13,420	$23,134
24-Nov-2010	3.00%	149.47%	0%	0%	5 years	$0.16	150,000	$0.15	$7,683	$14,225

Total							1,050,000		$89,879	$40,853

The following table summarizes the options outstanding at March 31, 2011:

Outstanding, beginning of year (audited)	4,850,000
Granted	400,000
Expired	(500,000)
Exercised	(50,000)
Forfeited	-
Outstanding at March 31, 2011	4,700,000
Exercisable at March 31, 2011	4,387,499

As of March 31, 2011, there was $40,853 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the nine-month period ended March 31, 2011 was $89,879.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.	Fair Value of Financial Instruments

The fair values of financial assets and financial liabilities measured in the balance sheet as of March 31, 2011 are as follows:

Balance sheet Classification and nature	Carrying Amount $	Quoted prices in active markets for identical assets (Level 1) $	Significant observable inputs (Level 2) $	Unobservable Inputs (Level 3) $

Assets
Cash and cash equivalents	320,597	320,597
Short term investments	263,323	263,323
Marketable securities	60,500	60,500
Prepaid expenses and other receivables	141,497			141,497

Liabilitites
Accounts Payable	86,542			86,542
Accrued Liabilities	67,076			67,076

The fair values of financial assets and financial liabilities measured in the balance sheet as of June 30, 2010 are as follows:

Balance sheet classification and nature	Carrying Amount $	Quoted prices in actice markets for identical assets (Level 1) $	Significant observable inputs (Level 2) $	Unobservable Inputs (Level 3) $

Assets
Cash and cash equivalents	1,598,248	1,598,248
Short term investments	586,745	586,745
Prepaid expenses and other receivables	122,343			122,343

Liabilitites
Accounts Payable	93,410			93,410
Accrued Liabilities	117,152			117,152

Fair value measurements of the Company’s cash and cash equivalents and short term investments are classified as Level 1 because such measurements are determined using quoted prices in active markets for identical assets.  Fair value measurements of prepaid expenses and other receivables, accounts payable and accrued liabilities are classified as Level 3 because inputs are generally unobservable and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Deferred Revenue

On February 25, 2011, SRC entered into an option and joint venture agreement (the “Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly-owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project Claim Group (the “NL Project”) for total consideration of $350,000 and 1,925,000 shares of IMMC’s common stock (the “Consideration”).  The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47.  Under the terms of the Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period.  As of the date of this report, the Company had received Consideration of $85,500, consisting of 275,000 shares of IMMC with a fair market value of $60,500 and $25,000 in cash.  In conformity with the Company’s accounting policies, this Consideration is accounted for in the Consolidated Balance Sheets as Deferred Revenue, a non-current liability.

10.	Commitments and Contingencies

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

On September 14, 2007, the Company engaged Lumos & Associates, Inc. (“Lumos”) to complete the regulatory permitting process for the Company’s Mill in Mina, Nevada.  The total consideration to be paid under the contract is approximately $350,000.  The permitting process is being carried out in twelve stages. The completion date has not been determined. The Company is required to authorize in writing each stage of the work before the work proceeds. In December 2010 this contract was assigned by Lumos to Tetra Tech, Inc. by mutual agreement of the Company, Lumos, and Tetra Tech, Inc.  As of March 31, 2011, the Company had recorded total expenses of $338,856 for this contract (June 30, 2010 - $318,832).

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	Commitments and Contingencies – Cont’d

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”).  The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years.  Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement.  As of the date of this report, the undertakings described in (1) and (3) above have been completed and (2) above is in progress.  The 25 Option Claims together with 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

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
March 31, 2011
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

On May 20, 2009, IMC US engaged Lumos to conduct base line studies for the Blue Nose Project located in Lincoln County, Nevada with the intention of determining if a suitable plant site can be located.  The study includes analysis of rail and road access and environmental considerations that could impede development.  The total consideration to be paid under the contract is approximately $74,500.  On September 28, 2009, the contract was amended to add an environmental assessment and plan of operations for an additional amount of approximately $62,000.  The Company has to authorize each phase of the work.  In December 2010 this contract was assigned by Lumos to Tetra Tech, Inc. by mutual agreement of the Company, Lumos, and Tetra Tech, Inc.  As of March 31, 2011, this contract had been completed and the Company had recorded total expenses of $130,101 pertaining to this contract (June 30, 2010 - $114,576).

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
March 31, 2011
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

On March 25, 2010, IMC US engaged Lumos to conduct the second phase of base line studies for the Blue Nose Project located in Lincoln County, Nevada with the intention of determining if a suitable plant site can be located with emphasis on transportation access and environmental considerations that could impede development.  The total consideration to be paid under the contract is approximately $55,300. The Company is to authorize each phase of work before the work proceeds. In December 2010 this contract was assigned by Lumos to Tetra Tech, Inc. by mutual agreement of the Company, Lumos, and Tetra Tech, Inc.  As of March 31, 2011, this contract had been completed and the Company had recorded total expenses of $50,669 pertaining to this contract (June 30, 2010 - $36,011).

On May 19, 2010, IMC US engaged Mine Development Associates, Inc. (“MDA”) to complete a Resource Estimate, Pit Optimization and Canadian National Instrument 43-101 Report for the Blue Nose Project located in Lincoln County, Nevada.  In its proposal, MDA estimated the cost of these services to be $43,000 plus travel expenses.  The Company is to authorize each phase of work before the work proceeds. As of March 31, 2011, the Company had recorded total expenses of $31,498 pertaining to this engagement (June 30, 2010 - $0).

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2011
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

On October 6, 2010, IMC US engaged Tetra Tech, Inc. to complete exploration permitting activities for the Blye Canyon Project located near Seligman, Arizona.  The estimated total consideration to be paid under the contract is $18,720. As of March 31, 2011, this contract had been completed the Company had recorded total expenses of $16,124 pertaining to this contract.

On February 25, 2011, SRC entered into an option and joint venture agreement (the “Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly-owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project Claim Group (the “NL Project”) for total consideration of $350,000 and 1,925,000 shares of IMMC’s common stock (the “Consideration”).  The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47.  Under the terms of the Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period.  If the NL Project is determined to be economically feasible, based upon criteria contained in the Option Agreement, SRC will be required to fund its portion of an operating budget proposed by IMMI in order to retain its 15% interest in the NL Project and to acquire a 15% interest in IMMI’s Nivloc Mine Project (the NL Project and the Nivloc Mine Project, collectively, the “IMMI Project”).  In the event that SRC decides not to fund its portion of the budget, its 15% interest would be forfeited, but SRC would be entitled to a 2% net smelter return royalty if and when the IMMI Project enters the production phase. Upon funding of the operating budget and SRC’s acquisition of a 15% interest in the IMMI Project, SRC and IMMI would enter into a joint venture agreement.

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the nine month periods ended March 31, 2011, and March 31, 2010, were $23,553 and $17,029, respectively.  As of March 31, 2011, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2011, June 30, 2012, and June 30, 2013, are $7,995, $17,005, and $1183, respectively.

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
March 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	Commitments and Contingencies – Cont’d

Under legislation enacted in Nevada in March 2010, claims owners are required to pay the state of Nevada an annual fee based upon a tiered system that requires fees ranging from $70 to $189 per claim, depending upon the total number of claims in Nevada that an owner holds.  The Company estimates, based upon the 1,141claims held in Nevada as of September 30, 2010, that its annual fee will be $85 per claim, for a total of $97,157, including county document fees, with the first such annual fee payable no later than June 1, 2011.

The Company is also required to pay on or before November 1st of each year, annual fees to counties in Nevada in which the claims are held.  In October 2010, the Company paid $12,188 to nine counties in Nevada for annual claims-related fees.

The Company also holds 9 patented claims and 2 leased patented claims in Nevada.  A patented claim is fee simple title to the property.  Patented claims are subject to taxes assessed by the local community based on assessment rates set annually.

As of the date of this report, the Company holds 20 mineral exploration permits covering 20 sections or portions of sections in the state of Arizona.  Mineral exploration permits have a duration of one year from the date of issuance.  The permits can be renewed for up to four additional one-year terms for a total of five years and provide the holder of the permit with an exclusive right to explore for minerals within the state land covered by the permit and to apply for mineral leases to such land.  The holder of a permit may remove from the land only the amount of material required for sampling and testing and is responsible for any damage or destruction caused by the holder’s exploration activities.  The holder of a permit is entitled to ingress and egress to the covered site along routes approved by the Arizona State Land Department.  IMC US has posted a bond required by the state of Arizona to back any reclamation required as a result of work performed.  The permit is renewable if the holder has expended not less than $10.00 per acre during each of the first two year-long periods and $20.00 per acre during each of the next three year-long periods.  Each permit fee is $500 per year plus $2.00 per acre for the first two years and $1.00 per acre per year for the following three years.  Upon termination of a mineral exploration permit, the state of Arizona is entitled to information collected by the permit holder.  In the event that a permit holder discovers a valuable mineral deposit, the permit holder may apply to the Arizona State Land Department for a mineral lease having a term of 20 years and renewable for an additional 20 years.  A permit holder shall be the preferred recipient of the mineral lease, provided that all applicable requirements are met.  A mineral lease entitles the lessee to develop and establish a mine on the leased premises, provided that a mine plan and all necessary approvals are obtained.

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

INFRASTRUCTURE MATERIALS CORP.
 (AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

11.	Related Party Transactions

There are no amounts owed to or from related parties as of March 31, 2011, and June 30, 2010.

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the Company and the related parties.

Nine months ended March 31, 2011

The Company’s Corporate Secretary received $41,075 during the nine-month period ended March 31, 2011.

A corporation owned and operated by the Company’s President who is also a member of the Company’s Board of Directors, received $76,500 during the nine-month period ended March 31, 2011.

The Company’s Chief Financial Officer received $13,045 during the nine-month period ended March 31, 2011.

Nine months ended March 31, 2010

A former Director of the Company received $112,949 during the nine-month period ended March 31, 2010, in connection with services he performed for the Company as a senior geologist.

The former Corporate Secretary received $30,989 during the nine-month period ended March 31, 2010.

A corporation owned and operated by the Company’s President, who is also a member of the Company’s Board of Directors, received $76,500 during the nine-month period ended March 31, 2010.

12.	Subsequent Events

On March 31, 2011, the Company paid $6,000 in annual rent to the state of Arizona for 12 mineral exploration permits that renewed in April.  The Company decided to forfeit 6 mineral exploration permits covering 3,480 acres at its Tres Alamos project in Arizona.

On May 10, 2011, the Company paid CDN$39,792 (US$41,189) in annual rent to the province of Manitoba for 24 quarry leases that renew in May.  The Company decided to forfeit 11 quarry leases covering approximately 706 hectares (1,744 acres) at its Spence property and 21 quarry leases covering approximately 1,231 hectares (3,041 acres) at its Winnipegosis property.

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

FOR THE NINE MONTH AND THREE MONTH PERIODS ENDED MARCH 31, 2011

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

Discussion of Operations and Financial Condition

Nine Month and Three Month Periods ended March 31, 2011

The Company has no source of revenue and we continue to operate at a loss.  We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter.  As of March 31, 2011, we had accumulated losses since the Company’s inception of $19,193,413.  Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional capital.  We are continuing our efforts to raise capital and are moving forward with exploration of our projects.

The following diagram illustrates the Company’s present structure and ownership of its mineral properties and Milling Facility:

During the nine-month period ended March 31, 2011, the Company devoted significant resources toward the exploration of IMC US’s Blue Nose limestone project (“Blue Nose”).  Blue Nose consists of 255 unpatented, lode mineral claims located in Lincoln County, Nevada, and covers approximately 5,268 acres.  On July 12, 2010, the United States Department of Interior Bureau of Land Management (the “BLM”) approved the Company’s Plan of Operations for Blue Nose.  On July 14, 2010, the Company posted a reclamation bond in the amount of $240,805 with the BLM in connection with Blue Nose. The reclamation bond backs the Company’s obligations under the Plan of Operations to restore the site and correct environmental damage (if any) caused by the Company’s activities on Blue Nose.  Under the Plan of Operations, the Company drilled 28 reverse circulation holes to depths ranging between 150 and 900 feet for a total of approximately 17,000 feet.  When combined with three earlier drill programs, a total of 63 reverse circulation holes approximately 30,000 feet have been completed at Blue Nose.  The Company engaged Mine Development Associates of Reno, Nevada (“MDA”) to assess the data from these drill programs.  In a report dated January 5, 2011, MDA stated that two basic limestone units were defined by the drilling.  The Lower White limestone unit appeared to contain few impurities and contains relatively high-grade calcium oxide (CaO).  The Lower White unit is overlain by another limestone unit that is generally lower grade and contains more impurities.  MDA’s report concluded that while further study is required to better define the extent and quality of the units, Blue Nose is estimated to contain significant levels of fairly high-grade limestone.

Our efforts going forward through our current fiscal year ending June 30, 2011, will be concentrated on further development of Blue Nose and analysis of the results of exploratory drilling recently completed at IMC US’s two limestone projects in Arizona.

The Company is also continuing its evaluation of the silver/base metal projects held by SRC.  The Company has determined that the Silver Queen/Mohawk, Pansy Lee, Klondyke and Kope Scheelite Projects currently provide the best opportunity for development of resources that could go to production and plans exploratory drilling during 2011 at Silver Queen/Mohawk, Klondyke and Kope Scheelite.  Permitting of the Red Rock mill site at Mina, Nevada is close to completion.  The Company continues to evaluate its options with respect to the silver properties and milling facility held by Silver Reserve.  While exploratory drilling programs are being developed, the Company is also considering offers to purchase the precious metals properties and/or joint ventures with third parties to further explore and develop, if warranted, those properties.

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

SELECTED FINANCIAL INFORMATION

	Three months	Three months
	ended	ended
	March 31, 2011	March 31, 2010

Revenues	Nil	Nil
Net (Loss)	$(544,731)	$(423,555)
(Loss) per share-basic and diluted	$(0.01)	$(0.01)

	Nine months	Nine months
	ended	ended
	March 31, 2011	March 31, 2010

Revenues	Nil	Nil
Net (Loss)	$(2,257,715)	$(2,713,435)
(Loss) per share-basic and diluted	$(0.03)	$(0.04)

	As of	As of
	March 31, 2011	June 30, 2010

Total Assets	$2,161,361	$3,793,141
Total Liabilities	$153,618	$210,562
Cash dividends declared per share	Nil	Nil

Total assets as of March 31, 2011 include cash and cash equivalents of $320,597, short term investments of $263,323, marketable securities of $60,500, prepaid expenses and other receivables of $141,497, capital assets of $860,919 net of depreciation, and mineral property interests of $514,525.  As of June 30, 2010 total assets includes cash and cash equivalents of $1,598,248, short-term investments of $586,745, prepaid expenses of $122,343, capital assets of $971,280, net of depreciation and mineral property interests of $514,525.

Revenues

No revenue was generated by the Company’s operations during the three-month and nine-month periods ended March 31, 2011 and March 31, 2010. The Company is an exploration stage mining company and has not yet realized any revenue from its operations.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administration Expense

Included in operating expenses for the three-month period ended March 31, 2011 is general and administration expense of $218,576 as compared with $248,385 for the three-month period ended March 31, 2010.  During the nine-month period ended March 31, 2011, general and administration expense was $619,848 as compared to $1,126,695 for the nine-month period ended March 31, 2010.  General and administration expense consists of professional, consulting, office and general and other miscellaneous costs.  General and administration expense represents approximately 27% of the total operating expense for the nine-month period ended March 31, 2011 and approximately 38% of the total operating expense for the nine-month period ended March 31, 2010.  General and administration expense decreased by $506,847 in the current nine month period, as compared to the similar nine month period for the prior year. The decrease in this expense is mainly due to a decrease in consulting fees and other compensation expenses of approximately $270,000, and a decrease in stock based compensation costs of approximately $100,000.

(b) Project Expense

Included in operating expenses for the three-month period ended March 31, 2011 is project expense of $289,809 as compared with $373,285 for the three-month period ended March 31, 2010. During the nine-month period ended March 31, 2011, project expense was $1,529,555 as compared to $1,720,138 for the nine-month period ended March 31, 2010.  Project expense is a significant expense and it represents approximately 68% of the total operating expenses for the nine-month period ended March 31, 2011 and approximately 58% of the total operating expenses for the nine-month period ended March 31, 2010.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow and cash in hand for the nine-month periods:

	March 31, 2011	March 31, 2010

Cash and cash equivalents	$320,597	$103,130
Working capital	$632,299	$1,022,850
Cash (used) in operating activities	$(2,108,573)	$(2,441,278)
Cash provided/(used) in investing activities	$323,422	$2,124,142
Cash provided by financing activities	$507,500	nil

As of March 31, 2011 the Company had working capital of $632,299 as compared to $1,022,850 as of March 31, 2010.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2011 and March 31, 2010.

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

On September 14, 2007, the Company engaged Lumos & Associates, Inc. (“Lumos”) to complete the regulatory permitting process for the Company’s Mill in Mina, Nevada.  The total consideration to be paid under the contract is approximately $350,000.  The permitting process is being carried out in twelve stages. The completion date has not been determined. The Company is required to authorize in writing each stage of the work before the work proceeds. In December 2010 this contract was assigned by Lumos to Tetra Tech, Inc. by mutual agreement of the Company, Lumos, and Tetra Tech, Inc.  As of March 31, 2011, the Company had recorded total expenses of $338,856 for this contract (June 30, 2010 - $318,832).

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”).  The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years.  Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement.  As of the date of this report, the undertakings described in (1) and (3) above have been completed and (2) above is in progress.  The 25 Option Claims together with 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

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

On May 20, 2009, IMC US engaged Lumos to conduct base line studies for the Blue Nose Project located in Lincoln County, Nevada with the intention of determining if a suitable plant site can be located.  The study includes analysis of rail and road access and environmental considerations that could impede development.  The total consideration to be paid under the contract is approximately $74,500.  On September 28, 2009, the contract was amended to add an environmental assessment and plan of operations for an additional amount of approximately $62,000.  The Company has to authorize each phase of the work.  In December 2010 this contract was assigned by Lumos to Tetra Tech, Inc. by mutual agreement of the Company, Lumos, and Tetra Tech, Inc.  As of March 31, 2011, this contract had been completed and the Company had recorded total expenses of $130,101 pertaining to this contract (June 30, 2010 - $114,576).

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

On March 25, 2010, IMC US engaged Lumos to conduct the second phase of base line studies for the Blue Nose Project located in Lincoln County, Nevada with the intention of determining if a suitable plant site can be located with emphasis on transportation access and environmental considerations that could impede development.  The total consideration to be paid under the contract is approximately $55,300. The Company is to authorize each phase of work before the work proceeds. In December 2010 this contract was assigned by Lumos to Tetra Tech, Inc. by mutual agreement of the Company, Lumos, and Tetra Tech, Inc.  As of March 31, 2011, this contract had been completed and the Company had recorded total expenses of $50,669 pertaining to this contract (June 30, 2010 - $36,011).

On May 19, 2010, IMC US engaged Mine Development Associates, Inc. (“MDA”) to complete a Resource Estimate, Pit Optimization and Canadian National Instrument 43-101 Report for the Blue Nose Project located in Lincoln County, Nevada.  In its proposal, MDA estimated the cost of these services to be $43,000 plus travel expenses.  The Company is to authorize each phase of work before the work proceeds. As of March 31, 2011, the Company had recorded total expenses of $31,498 pertaining to this engagement (June 30, 2010 - $0).

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

On October 6, 2010, IMC US engaged Tetra Tech, Inc. to complete exploration permitting activities for the Blye Canyon Project located near Seligman, Arizona.  The estimated total consideration to be paid under the contract is $18,720. As of March 31, 2011, this contract had been completed the Company had recorded total expenses of $16,124 pertaining to this contract.

On February 25, 2011, SRC entered into an option and joint venture agreement (the “Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly-owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project Claim Group (the “NL Project”) for total consideration of $350,000 and 1,925,000 shares of IMMC’s common stock (the “Consideration”).  The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47.  Under the terms of the Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period.  If the NL Project is determined to be economically feasible, based upon criteria contained in the Option Agreement, SRC will be required to fund its portion of an operating budget proposed by IMMI in order to retain its 15% interest in the NL Project and to acquire a 15% interest in IMMI’s Nivloc Mine Project (the NL Project and the Nivloc Mine Project, collectively, the “IMMI Project”).  In the event that SRC decides not to fund its portion of the budget, its 15% interest would be forfeited, but SRC would be entitled to a 2% net smelter return royalty if and when the IMMI Project enters the production phase. Upon funding of the operating budget and SRC’s acquisition of a 15% interest in the IMMI Project, SRC and IMMI would enter into a joint venture agreement.

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the nine month periods ended March 31, 2011, and March 31, 2010, were $23,553 and $17,029, respectively.  As of March 31, 2011, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2011, June 30, 2012, and June 30, 2013, are $7,995, $17,005, and $1183, respectively.

Maintaining Claims in Good Standing

The Company is required to pay to the BLM on or before September 1st of each year, a fee in the amount of $140 per mineral claim held by the Company.  The total amount paid on August 31, 2010, was $159,740 for 1,141 claims held by the Company at that date.

Under legislation enacted in Nevada in March 2010, claims owners are required to pay the state of Nevada an annual fee based upon a tiered system that requires fees ranging from $70 to $189 per claim, depending upon the total number of claims in Nevada that an owner holds.  The Company estimates, based upon the 1,141claims held in Nevada as of September 30, 2010, that its annual fee will be $85 per claim, for a total of $97,157, including county document fees, with the first such annual fee payable no later than June 1, 2011.

The Company is also required to pay on or before November 1st of each year, annual fees to counties in Nevada in which the claims are held.  In October 2010, the Company paid $12,188 to nine counties in Nevada for annual claims-related fees.

The Company also holds 9 patented claims and 2 leased patented claims in Nevada.  A patented claim is fee simple title to the property.  Patented claims are subject to taxes assessed by the local community based on assessment rates set annually.

As of the date of this report, the Company holds 20 mineral exploration permits covering 20 sections or portions of sections in the state of Arizona.  Mineral exploration permits have a duration of one year from the date of issuance.  The permits can be renewed for up to four additional one-year terms for a total of five years and provide the holder of the permit with an exclusive right to explore for minerals within the state land covered by the permit and to apply for mineral leases to such land.  The holder of a permit may remove from the land only the amount of material required for sampling and testing and is responsible for any damage or destruction caused by the holder’s exploration activities.  The holder of a permit is entitled to ingress and egress to the covered site along routes approved by the Arizona State Land Department.  IMC US has posted a bond required by the state of Arizona to back any reclamation required as a result of work performed.  The permit is renewable if the holder has expended not less than $10.00 per acre during each of the first two year-long periods and $20.00 per acre during each of the next three year-long periods.  Each permit fee is $500 per year plus $2.00 per acre for the first two years and $1.00 per acre per year for the following three years.  Upon termination of a mineral exploration permit, the state of Arizona is entitled to information collected by the permit holder.  In the event that a permit holder discovers a valuable mineral deposit, the permit holder may apply to the Arizona State Land Department for a mineral lease having a term of 20 years and renewable for an additional 20 years.  A permit holder shall be the preferred recipient of the mineral lease, provided that all applicable requirements are met.  A mineral lease entitles the lessee to develop and establish a mine on the leased premises, provided that a mine plan and all necessary approvals are obtained.

Each of the Company’s quarry leases located in Manitoba, Canada is renewable annually upon payment of rent to the province of Manitoba in the amount of CDN$24 per hectare or fraction thereof.  During the fiscal year ended June 30, 2010, the Company paid CDN$147,144 in rent for these leases.

Cash Requirements

At March 31, 2011, the Company had cash and cash equivalents of $320,597, short-term investments of $263,323, marketable securities of $60,500, and prepaid expenses of $141,497 for total current assets of $785,917.

Our ability to incur planned Project expenses is subject to permitting programs with the BLM and results of drilling as it progresses.  As of the date of this report, the Company has no firm commitment for additional financing and may not be able to incur planned Project expenses unless further capital is raised.

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

Subsequent Events

The following events occurred subsequent to March 31, 2011:

On March 31, 2011, the Company paid $6,000 in annual rent to the state of Arizona for 12 mineral exploration permits that renewed in April.  The Company decided to forfeit 6 mineral exploration permits covering 3,480 acres at its Tres Alamos project in Arizona.

On May 10, 2011, the Company paid CDN$39,792 (US$41,189) in annual rent to the province of Manitoba for 24 quarry leases that renew in May.  The Company decided to forfeit 11 quarry leases covering approximately 706 hectares (1,744 acres) at its Spence property and 21 quarry leases covering approximately 1,231 hectares (3,041 acres) at its Winnipegosis property.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

CONTROLS AND PROCEDURES

Based on an evaluation, conducted by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of March 31, 2011, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

Changes in Internal Controls

During the quarter ended March 31, 2011, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements.  We have incurred losses totaling $19,193,413 from inception to March 31, 2011, and incurred losses of $2,257,715 during the nine-month period ended March 31, 2011. Further, we do not expect positive cash flow from operations in the near term.  There is no assurance that actual cash requirements will not exceed our estimates.  In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; or (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations.

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

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

ITEM 5:	OTHER INFORMATION:

None.

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a)	None.

(b)	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

	32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	In addition, the following are incorporated by reference:

Current Report on Form 8-K, “Item 8.01-Other Events” dated February 16, 2011; and Current Report on Form 8-K, “Item 1.01-Entry into a Material Definitive Agreement”, dated February 25, 2011.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INFRASTRUCTURE MATERIALS CORP.

Dated: May 12, 2011	By:	/s/Anne Macko
Anne Macko, Secretary