Form 10-K
period 2011-06-30
INFRASTRUCTURE MATERIALS CORP.
filed 2011-10-13
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year June 30, 2011, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

000-52641
Commission File Number

INFRASTRUCTURE MATERIALS CORP.
 (Exact name of registrant as specified in its charter)

Delaware	98-0492752
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

1135 Terminal Way, Suite 207B
Reno, NV  89502  USA
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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

The issuer had no revenue during the year ended June 30, 2011.

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of June 30, 2011 was approximately $4,135,072 based upon a share valuation of $0.10 per share.  This share valuation is based upon the closing price of the Company’s shares as of June 30, 2011.  For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer.

As of September 30, 2011, 72,935,486 shares of the issuer’s Common Stock were outstanding. .

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

Item 1.  Description of Business.

Our name is Infrastructure Materials Corp. and we sometimes refer to ourselves in this report as “Infrastructure Materials” or “Infrastructure”, the “Company” or as “we,” “our,” or “us.”  We are engaged in the exploration and development of cement grade limestone properties located in the states of Nevada, and Arizona and the Canadian Province of Manitoba.  As of the date of this report, we hold 1,198 unpatented lode mineral claims and six mill site claims on land owned or controlled by the United States Department of Interior’s Bureau of Land Management (“BLM”). The Company also holds mineral rights or surface rights for 4,940 net acres and 12 patent claims.  Our claims cover 25 projects in Nevada.  We have several exploration permits in effect with the State of Arizona covering two additional projects located near the municipalities of Benson and Seligman, Arizona.  We also own a milling facility located on six BLM mill site claims in Nevada.  The Company also holds 35 quarry leases in south-central Manitoba, Canada.  Our efforts going forward through our current fiscal year ending June 30, 2012, will be concentrated on development of our Blue Nose Project located in Lincoln County, Nevada and further exploration for other limestone deposits in strategic locations that can serve areas with a shortage of cement production.

Infrastructure has three wholly-owned subsidiaries.  They are (a) Infrastructure Materials Corp US, a Nevada corporation (“IMC US”) that holds title to our limestone related claims, permits and leases in the United States, (b) Silver Reserve Corp., a Delaware corporation (“Silver Reserve” or “SRC”) that holds title to our precious metal claims and leases, and (c) Canadian Infrastructure Corp, an Alberta, Canada corporation (“CIC”).  In November 2008, the Company re-focused its attention and resources on the acquisition and exploration of limestone mineral claims.  Prior to that date, the Company was principally focused on the precious metal properties now held by Silver Reserve.  As of the period covered by this report, the Company’s principal focus is on the limestone properties held by IMC US and CIC.  The following diagram illustrates our corporate structure.

Our head office is at 1135 Terminal Way, Suite 207B, Reno, Nevada 89502 and our administrative office is also at this address.  Our telephone number is 775-322-4448.  We have two employees, primarily using consultants and contract personnel to perform various professional and technical services, including but not limited to management functions, drilling, construction, site surveillance, environmental assessment, and field and on-site production operating services.

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

Currently, the Company has no source of revenue, limited working capital and no commitments to obtain additional financing.  The Company will require additional working capital to carry out its exploration programs and to continue its business.  The Company has no operating history upon which an evaluation of its future success or failure can be made.  The ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totalling $19,458,777 from inception to June 30, 2011, and incurred losses of $2,523,079 during the fiscal year ended June 30, 2011. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; or (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations.

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

7.             OUR BUSINESS IS AFFECTED BY CHANGES IN COMMODITY PRICES.

Our ability to raise capital and explore our properties and the future profitability of those operations is directly related to the market price of certain minerals such as silver and limestone as well as the price and availability of cement. The Company is negatively affected by the current decline in commodity prices.

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

Item 2.  Properties

Description of Property held by Infrastructure Materials Corp US (“IMC US”), a wholly-owned subsidiary of Infrastructure Materials Corp.

The following claim groups and leased mineral rights are described below: The Morgan Hill Claim Group, the Rock Hill Claim Group, the Buffalo Mountain Claim Group, the MM Claim Group, the Royale Claim Group, the Blue Nose Claim Group, the Wood Hills Claim Group, the Pequop Claim Group, the Burnt Springs Claim Group, the Jumbled Mountain Claim Group, the Lime Mountain Claim Group, the Ragged Top Claim Group, the Blye Canyon Project, and the Tres Alamos Project. The Morgan Hill Claim Group (other than the leased properties identified below), the Rock Hill Claim Group, and the Buffalo Mountain Claim Group were acquired as of November 7, 2008 when the Company purchased its now wholly–owned subsidiary, IMC US.

Nevada Property Location and Description

The following is a map highlighting the counties in the State of Nevada where the properties held by IMC US are located.

Blue Nose Claim Group

The Blue Nose Claim Group consists of 255 unpatented, lode mineral claims located in Lincoln County, Nevada, west of Tule Desert, along the south edge of the Clover Mountains. The claim group is 8 miles east of the Union Pacific rail line in the Meadow Valley Wash. Access is via the graded Carp and Bunker Peak roads. The claim group covers approximately 5,268 acres of land managed by the BLM and was acquired as a result of IMC US locating and staking the claims.

On July 12, 2010, the BLM approved the Company’s Plan of Operations for the Blue Nose Claim Group.  On July 14, 2010, the Company posted a reclamation bond in the amount of $240,805 with the BLM in connection with the Blue Nose Claim Group. The reclamation bond backs the Company’s obligations under the Plan of Operations to restore the site and reclaim disturbance (if any) caused by the Company’s activities on the Blue Nose Claim Group.  Under the Plan of Operations, the Company drilled 28 reverse circulation holes to depths ranging between 150 and 900 feet for a total of approximately 17,000 feet.  When combined with three earlier drill programs, a total of 63 reverse circulation holes approximately 30,000 feet have been completed at the Blue Nose Claim Group.

The Company engaged Mine Development Associates of Reno, Nevada (“MDA”) to assess the data from these drill programs.  In a report dated January 5, 2011, MDA stated that two basic limestone units were defined by the drilling.  The Lower White limestone unit appeared to contain few impurities and contains relatively high-grade calcium oxide (CaO).  The Lower White unit is overlain by another limestone unit that is generally lower grade and contains more impurities.  MDA’s report concluded that while further study is required to better define the extent and quality of the units, the Blue Nose Claim Group is estimated to contain significant levels of fairly high-grade limestone. During the fiscal year ending June 30, 2012, the Company intends to conduct further exploration and development of the Blue Nose Claim Group.

The 255 Blue Nose lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 1002031 through 1002186, 1002188 through 1002206, 1002208 through 1002226, 1002228 through 1002246, 1002248 through 1002266, 1002268 through 1002286 and 1014085 through 1014088.

IMC US is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to the above claims. IMC US will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP.  OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Morgan Hill Claim Group

The Morgan Hill Claim Group consists of 130 unpatented, lode mineral claims located in Elko County, Nevada, approximately 20 miles west of the town of Wells, Nevada. The claims are situated about five miles north of Interstate 80 and the Union-Pacific rail line. The property is accessed via the I80 River Ranch Exit. The Morgan Hill claims cover approximately 2,686 acres of land managed by the BLM. The Morgan Hill claims cover a northeast trending package of sediments which include a block of favorable massive limestone that has a 2.5 mile strike length. This limestone exceeds 250 feet in thickness. The claim area contains very significant amounts of fine grained limestone within the Devonian Devil’s Gate and Nevada Formations. The unit thickness appears to range up to 500 feet and has varying amounts of interbedded magnesium oxide. There is adjacent sandstone for a silica supply required for cement. Morgan Hill has topography conducive to open pit mining. Preliminary tonnage estimates are positive with little to no initial strip ratio. Area topography allows access to drill areas with a track mounted drill rig. The property lies within 5 miles of the railhead. It is believed to be situated to competitively reach markets in Salt Lake City, Reno, Southern Idaho and Northern California. We have completed a 24-hole drill program on the project identifying three separate cement grade limestone zones of indeterminate thickness. Further drilling will be required to verify the thickness and continuity of the cement and high calcium zones.

The 130 Morgan Hill lode mining claims are identified by number as Nevada Mining Claims (“NMC”) in the BLM records as follows:

NMC 989047 through 989130,
NMC 997410 through 997438, and
NMC 1006464 through 1006480

IMC US is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to the Morgan Hill claims. IMC US will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee to the BLM of $140 per claim. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

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

2010           $1.00 per net acre
2011           $2.00 per net acre
2012           $2.00 per net acre
2013           $3.00 per net acre
2014           $3.00 per net acre
2015           $4.00 per net acre
2016           $4.00 per net acre
2017           $5.00 per net acre in each year for the duration of the Edgar Lease Agreement

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

The 12 Rock Hill lode mining claims are identified by Nevada Mining Claim number in the BLM records as follows:

NMC 1003539 through 1003545, and
NMC 1003575 through 1003579

Subsequent to the period covered by this report, the Company elected to abandon five of the 12 claims in this claim group.

IMC US is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to the above claims. IMC US will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

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

Subsequent to the period covered by this report, the Company elected to abandon four of the nine claims in this claim group.

IMC US is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to the above claims. IMC US will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP.  OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

MM Claim Group

The MM Claim Group consists of 53 unpatented, lode mineral claims located in Clark County, Nevada, approximately 10 miles south of Las Vegas, Nevada. The claim group covers approximately 1,095 acres. This claim group was acquired as a result of IMC US locating and staking the claims. Work has been conducted to define the potential of the claim group. Samples have been taken with 10% running an acceptable cement grade which may define a specific rock unit. Surface mapping is completed and on file. Access is by paved and unpaved roads south from Las Vegas.

The 53 MM lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 1002566, 1002567, 1002575, 1002576, 1002584, 1002585, 1002593 through 1002604, 1002608 through 1002614, 1002619, and 1002628 through 1002654.

Subsequent to the period covered by this report, the Company elected to abandon 22 of the 53 claims.

IMC US is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to the above claims. IMC US will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP.  OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Royale Claim Group

The Royale Claim Group consists of 4 unpatented, lode mineral claims located in Clark County, Nevada, approximately 15 miles south of Las Vegas, Nevada. The claim group covers approximately 83 acres. This claim group was acquired as a result of IMC US locating and staking the claims. Reconnaissance exploration indicates good quality carbonates on the surface by visual inspection of hand samples and geochemistry. Large areas on this group are accessible by track mounted drilling equipment. Mapping and sampling is completed and on file. Access is by a paved road located 18 miles south from Las Vegas and by an unpaved road located 6 miles to the northwest.

The 4 Royale lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 1002680, 1002681, 1002689, and 1002690.

IMC US is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to the above claims. IMC US will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP.  OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Wood Hills Claim Group

The Wood Hills Claim Group consists of 58 unpatented lode mineral claims located in Eastern Elko County, Nevada near Wells, Nevada. This claim group was acquired as a result of IMC US locating and staking the claims. The claims are about 5 miles southeast of the town. The claim group covers approximately 1,198 acres. Access is along unpaved roads to the project. Rail lines and Interstate Highway 80 run through Wells. Limestone beds of the Devils Gate Formation and the Ely Formation are exposed in gently dipping beds near the top and the southern extent of the Wood Hills claims. Over 50 surface samples have been taken that show good cement grade limestone.

The 58 Wood Hills lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC  1020023 through 1020026, 1020037, 1020039, 1020049, 1020052, 1020062 through 1020079, 1020089 through 1020106, 1020116, 1020118, 1020120, 1020122, 1020124, 1020126, 1020128, 1020130, 1020132, 1020133, 1020136, 1020138, 1020140, 1020142

IMC US is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to the above claims. IMC US will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP.  OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Pequop Claim Group

The Pequop Claim Group consists of 35 unpatented, lode mineral claims. This claim group was acquired as a result IMC US locating and staking the claims. The Pequop claims are located approximately 35 miles southeast of Wells, Nevada in Elko County. They are reached by traveling south on Highway 93 about 12 miles and then 20 miles to the east and south along a gravel road to the central portion of the Pequop Range. The claim group covers approximately 723 acres. Railroad tracks are within a half mile of the southern portion of the claims. East dipping and northeast striking beds of the Ely Formation are exposed here. They stretch for over 2 miles to the north from the railroad tunnel in the Southern Pequops. A number of the samples show good cement grade limestone with some chert (fine grained silica rich sediments) beds and silicic limestone beds. These silicic rocks could be used for a silica source in a limestone operation to make cement.

The 35 Pequop lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 1020152, 1020154, 1020156, 1020158, 1020160, 1020162, 1020164, 1020166, 1020168, 1020170, 1020171, 102173, 1020176, 1020178, 1020180, 1020182, 1020184, 1020186, 1020188, 1020190, 1020192, 1020194, 1020196, 1020198, 1020202, 1020204, 1020206, 1020208, 1020210, 1020213, 1020215, 1020217, 1020218, 1020220, and 1020222

Subsequent to the period covered by this report, the Company elected to abandon 16 of the 35 claims.

IMC US is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to the above claims. IMC US will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP.  OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Ragged Top Claim Group

The Ragged Top Claim Group consists of 45 unpatented, lode mineral claims located in both Pershing and Churchill Counties. This claim group was acquired as a result IMC US locating and staking the claims. The claim group covers approximately 930 acres and is located 23 miles southwest of Lovelock, Nevada and 8 miles northwest of Interstate Highway 80, along an unpaved road from the Union Pacific Rail corridor. Access is via the unpaved road. These claims cover 14 exposures of limestone seen in the gently rolling hillsides. The claims have been mapped and a number of surface samples have been taken.

The 45 Ragged Top lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 1014007, 1014009, 1014011, 1014013, 1014015, 1014017, 1014019, 1014021, 1014023, 1014027, 1014029, 1014031, 1014033, 1014035, 1014037, 1014041, 1014043, 1014045, 1014047, 1014049, 1014051, 1014053, 1014055, 1014057, 1014059, 1014061, 1014065, and 1014067 through 1014084.

Subsequent to the period covered by this report, the Company elected to abandon 22 of the 45 claims.

IMC US is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to the above claims. IMC US will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP.  OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Lime Mountain Claim Group

The Lime Mountain Claim Group consists of 69 unpatented, lode mineral claims located in eastern Lincoln County, Nevada, about 35 miles southeast of Caliente, Nevada and about 90 miles northeast of Las Vegas, Nevada. This claim group was acquired as a result IMC US locating and staking the claims. Access is south from Caliente along state highway 317 to Elgin and then another 15 miles south on the dirt road to Lyman Crossing where the road goes east for 15 miles to Lime Mountain. The claim group covers approximately 1,426 acres. A railroad line runs north-south along Meadow Valley Wash through Lyman Crossing and Elgin. The limestone crops out in a north-south line that is 2 miles long and is approximately 1 mile wide. The project has been mapped and over 40 surface samples have been taken. Many of the samples show cement grade limestone.

The 69 Lime Mountain lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 1014092, 1014094, 1014096, 1014102, 1014104 through 1014110, 1014112, 1014114, 1014124 through 1014130, 1014133 through 1014136, 1014139 through 1014153, 1014155, 1014167 through 1014170, 1014174, 1014176 through 1014179, 1014189, 1014191, 1014193, 1014195, 1014197, 1014200, 1014202, 1014204, 1014206, 1014207, 1014209, 1014211, 1014469, 1014214, 1014216, 1014218, 1014220, 1014222, 1014223, 1014225.

IMC US is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to the above claims. IMC US will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP.  OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Jumbled Mountain Claim Group

The Jumbled Mountain Claim Group consists of 87 unpatented, lode mineral claims that are located in eastern Lincoln County, Nevada, about 90 miles northeast of Las Vegas, Nevada. This claim group was acquired as a result IMC US locating and staking the claims. Access is from Mesquite, Nevada along 20 miles of highway and 35 miles of unpaved roads. The claims are located over three isolated outcroppings of limestone covering approximately 1,797 acres. These areas have been mapped and sampled. There have been 283 surface rock chip samples taken.

The 87 Jumbled Mountain lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 1014228, 1014230, 1014232, 1014234, 1014235, 1014237, 1014239, 1014241, 1014244, 1014246, 1014248, 1014250, 1014251, 1014253, 1014255, 1014257, 1014260, 1014262, 1014264, 1014266, 1014267, 1014269, 1014271, 1014273, 1014276, 1014278, 1014280, 1014282, 1014284, 1014287, 1014289, 1014291, 1014293, 1014295, 1014297, 1014299, 1014301, 1014303, 1014305, 1014307, 1014309, 1014310, 1014312, 1014314, 1014316, 1014318, 1014320, 1014322, 1014324, 1014326, 1014328, 1014330, 1014332, 1014334, 1014336, 1014338, 1014340, 1014342, 1014344, 1014345, 1014347, 1014349, 1014251, 1014353, 1014355, 1014357, 1014360, 1014362, 1014364, 1014366, 1014368, 1014370, 1014391, 1014393, 1014395, 1014397, 1014399, 1014401, 1014407, 1014411, 1014413, 1014415, 1014417, 1014419, 1014421, 1014423, and 1014424

Subsequent to the period covered by this report, the Company elected to abandon 43 of the 87 claims.

IMC US is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to the above claims. IMC US will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP.  OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Burnt Springs Claim Group

The Burnt Springs Claim Group consists of 25 unpatented, lode mineral claims located in the Burnt Springs Range 6 to 10 miles west and northwest of the Union Pacific railway at Caliente, Nevada. This claim group was acquired as a result IMC US locating and staking the claims. Access is along a paved highway for 7 miles then 6 miles over unpaved roads. The claims are in three separate blocks in the central part of Lincoln County, Nevada and cover approximately 516 acres. The Burnt Springs claims are located on thick bedded limestone sequences of the lower Highland Peak Formation which are thinly covered by other rocks. A total of 76 rock chips samples have been taken from the Highland Peak Formation in the area of the claims.

The 25 Burnt Springs lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 1017566, 1017568, 1017570, 1017573, 1017575, 1017577, 1017579, 1017581, 1017582, 1017584, 1017589, 1017590, 1017592, 1017594, 1017596, 1017598, 1017600, 1017601, 1017603, 1017605, 1017606, 1017609, 1017611,1017613, and 1017615.

Subsequent to the period covered by this report, the Company elected to abandon 12 of the 25 claims.

IMC US is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to the above claims. IMC US will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP.  OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Arizona Property Location and Description

The following is a map highlighting the areas in the State of Arizona where IMC US holds mineral exploration permits.

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

Blye Canyon Project

The Blye Canyon Project consists of six State of Arizona mineral exploration permits numbered 08-114298 through 08-114301, 08-114532 and 08-114533.

The Blye Canyon Project area is about 23 miles west of Seligman in northwest Arizona. Access is west from Seligman, 25 miles on Highway 66 and then south of Highway 66 about 8 miles on unpaved roads to the border of Yavapai and Mohave Counties. IMC US holds mineral exploration permits issued by the State of Arizona on 5.5 sections of land totaling approximately 3,507 acres. The basal unit in the rocks in this area is a 300 feet-thick high magnesium carbonate sediment with minor chert (high silica sediment) and limestone beds. Overlying this is a clean gray white limestone that may be 100 to 150 feet thick. The gently north to northeast dipping rocks have little relief in the low rolling hills. The project area has been mapped and over a hundred samples have been taken. Many cement grade values were found in the samples.

THERE ARE NO KNOWN “RESERVES” IN THIS PERMIT GROUP.  OUR OPERATIONS WITH RESPECT TO THIS PERMIT GROUP ARE ENTIRELY EXPLORATORY.

Tres Alamos Project

The Tres Alamos Project consists of eight State of Arizona mineral exploration permits numbered 08-114314, and 08-114318 through 08-114324.

The Tres Alamos Project is located 65 miles east of Tucson and 18 miles northeast of Benson, Arizona. Access is along paved and unpaved roads north and east of Benson. IMC US has leased eight sections of State of Arizona land in the Little Dragoon Mountains and the area just north of them in Cochise County. These permits cover approximately 4,431 acres. Railroad lines are approximately 12 miles to the southeast of the project area. Tres Alamos Wash and the Palomas Ridge to the north are the areas with limestone outcrops. The limestone beds have a moderate east dip and northwest strike in the area of Palomas Ridge. The exposures of the limestone sediments stretch over 8000 feet in the NW-SE direction on Palomas Ridge and for about 2000 feet in the SW-NE direction. In Tres Alamos Wash, the beds dip to the southeast and strike generally northeast. Over 300 surface rock chip samples have been taken and indicate good cement grade limestone. The area has been mapped by a consulting geologist.

THERE ARE NO KNOWN “RESERVES” IN THIS PERMIT GROUP.  OUR OPERATIONS WITH RESPECT TO THIS PERMIT GROUP ARE ENTIRELY EXPLORATORY.

Description of Property held by Canadian Infrastructure Corp. (“CIC”), a wholly-owned subsidiary of Infrastructure Materials Corp.

Property Location and Description

In December of 2009, the Company expanded its area of exploration to include areas with a potential for cement stone located in south-central Manitoba, Canada.  The Company acquired Canadian Infrastructure Corp. (“CIC”), as a wholly-owned subsidiary pursuant to a Share Exchange Agreement between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009.  See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities herein. CIC held 95 quarry leases granted by the Province of Manitoba on three properties known as the Dauphin property, the Winnipegosis property and the Spence property. These leases covered 6,090 hectares or 15,049 acres. Exploration had been done in the past on all three properties.  Based on reviews in January 2011 and May 2011 of all of CIC’s quarry leases, the Company decided to forfeit certain quarry leases held by CIC that it determined were not in the Company’s best interests to retain.

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

Dauphin Group - The Dauphin Property, the Winnipegosis Property and the Spence Property

The Dauphin Property currently consists of 28 quarry mineral leases covering approximately 1,925 hectares (4,757 acres). The 28 quarry mineral leases are identified by Quarry Lease number in the Manitoba Innovation, Energy and Mines, Mines Branch records as follows: QL-1958 through 1981, 2055, 2058, 2060 and 2061.

The Winnipegosis Property currently consists of 1 quarry mineral lease covering approximately 64 hectares (158 acres) and identified by Quarry Lease number QL-1990 in the Manitoba Innovation, Energy and Mines, Mines Branch.

The Spence Property currently consists of 6 quarry mineral leases covering approximately 392 hectares (968 acres) and identified by Quarry Lease number in the Manitoba Innovation, Energy and Mines, Mines Branch records as follows: QL-2013, 2026, 2037, and  2043 through 2045.

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

The following claim groups are described below: Klondyke Claim Group, Dyer Claim Group, Montezuma Claim Group, NL Extension Projects Claim Group, Sylvania Claim Group, Santa Fe Claim Group, Silver Queen Claim Group, Blue Dick Claim Group, Weepah Hills Claim Group, Kope Scheelite Claim Group, Quailey Patented Claims and Quailey Unpatented Claims, Pansy Lee Claim Group, Gold Point Claim Group and Red Rock Mill. These claims were originally acquired by the Company and assigned to SRC.

Mojave Property Purchase Agreement

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

Silver Queen Claim Group

The Silver Queen Claim Group consists of 147 unpatented, lode mineral claims located in Esmeralda County, Nevada, approximately nine miles west of Silver Peak, Nevada on Highway 47. The claim area covers approximately 2,296 acres. The property is accessed by dirt roadways. Eighty-three claims were acquired pursuant to the Mojave Property Purchase Agreement. SRC staked an additional 62 claims in 2007 and purchased two claims in 2008.

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

SRC is the registered holder of this claim group. As of June 8, 2011, SRC signed a non-binding letter of intent (the “LOI”) with MGold Resources Inc. (“MGold”), pursuant to which MGold would have an option to earn a 50% interest in the Silver Queen Claim Group. The LOI was followed by the signing of an option agreement dated as of August 19, 2011.  See Subsequent Events in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a summary of the terms and conditions of the option agreement. Subject to the terms of the option agreement, SRC will remain as the record holder of the claims as long as all payments required by law to maintain the claims are made. These payments include an annual fee of $140 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

The 147 Silver Queen lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 870453 through 870535, 966963 through 967017, 969847 through 969850, 969852, 969853, 986543, 737071 and 737072.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP.  OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

NL Extension Projects Claim Group

The NL Extension Projects Claim Group (the “NL Project”) consists of 18 unpatented, lode mineral claims located in Esmeralda County, Nevada, approximately 6.5 miles southwest of Silver Peak, Nevada on Highway 47. The claim group covers approximately 372 acres. In previous reports filed by the Company, this claim group was sometimes referred to as the “Nivloc Claim Group.” Fifteen claims were acquired pursuant to the Mojave Property Purchase Agreement. SRC staked an additional three claims.

The NL Project is located approximately 6.5 miles southwest of Silver Peak, Nevada and is accessible along a dirt road 7 miles west of Silver Peak. Elevations on the property range from 5900 feet to 6400 feet. The NL Project lies on the eastern flank of Red Mountain and, with the Sixteen-to-One deposit, forms a mineralized zone which trends northwesterly. The veins trend northeasterly across the zone. The Nivloc Mine operated from 1937 to 1943. The Nivloc Mine is adjacent but not within the claim group held by the Company. The Nivloc mine encountered non-mineralized carbonates at around 900 feet and we assume that the reserves here are exhausted.

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

SRC is the registered holder of this claim group. On February 25, 2011, SRC entered into an option and joint venture agreement (the “Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly-owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in the NL Project for total consideration of $350,000 and 1,925,000 shares of IMMC’s common stock (the “Consideration”). Under the terms of the Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period.  If the NL Project is determined to be economically feasible, based upon criteria contained in the Option Agreement, SRC will be required to fund its portion of an operating budget proposed by IMMI in order to retain its 15% interest in the NL Project and to acquire a 15% interest in IMMI’s Nivloc Mine Project (the NL Project and the Nivloc Mine Project, collectively, the “IMMI Project”).  In the event that SRC decides not to fund its portion of the budget, its 15% interest would be forfeited, but SRC would be entitled to a 2% net smelter return royalty if and when the IMMI Project enters the production phase. Upon funding of the operating budget and SRC’s acquisition of a 15% interest in the IMMI Project, SRC and IMMI would enter into a joint venture agreement.

Subject to the terms of the Option Agreement, SRC will remain as the record holder of the claims as long as all payments required by law to maintain the claims are made. These payments include an annual fee of $140 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

The 18 NL Extension Project lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 867511 through 867525 and 964719 through 964721.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Klondyke Claim Group

The Klondyke Claim Group consists of 118 unpatented, lode mineral claims located in Esmeralda County, Nevada. The Klondyke Claim Group is accessible by road from Tonopah, Nevada. The property lies at elevations ranging from 5,400 feet to 5,908 feet. The claim group covers approximately 2,438 acres and is accessed by Nevada Route 93 and dirt road access. Sixty-three claims were acquired pursuant to the Mojave Property Purchase Agreement. SRC staked an additional fifty-five claims.

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

SRC is the registered holder of this claim group. As of June 8, 2011, SRC signed a non-binding LOI with MGold, pursuant to which MGold would have an option to earn a 50% interest in the Klondyke Claim Group. The LOI was followed by the signing of an option agreement dated as of August 19, 2011.  See Subsequent Events in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a summary of the terms and conditions of the option agreement. Subject to the terms of the option agreement, SRC will remain as the record holder of the claims as long as all payments required by law to maintain the claims are made. These payments include an annual fee of $140 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

The 118 Klondyke lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: 867448, 867450, 867452, 867454, 867456, 867458, 867461, 867463, 867465, 867467 through 867469, 867471, 867472, 867474, 867476, 867478, 867480, 867482, 867484, 867487, 867490, 867492, 867494, 867496, 867498, 867500, 867502, 936129, 936131, 964631, 964633, 964635, 964637, 964638, 964641, 964642, 964644, 964646, 964648, 964650, 964652, 964654, 964656, 964665, 964667, 964682, 964699, 1039914 through 1039983.

In addition, SRC leases two patented claims from Ovidia Harting (“Harting”) pursuant to a Lease Agreement dated May 30, 2008.  The Lease Agreement has a renewable term of 10 years and permits SRC to explore the area covered by the patented claims. The Lease Agreement provides for annual payments of $1,000 per claim to Harting. The Lease Agreement also provides that SRC pay the real estate taxes imposed by Esmeralda County. These two patented claims are subject to a 3% net smelter return royalty to be calculated and paid to Harting within 45 days after the end of each calendar quarter. These claims are known as the President and Annex claims, survey No. 4141 in Section 30T IN, R43E of Esmeralda County. The Company may terminate this Lease Agreement at any time by giving 60 days notice in writing to Harting.

In the past the Federal government permitted private parties to obtain title to a claim known as a “patent claim” if certain conditions were met.  A patented mining claim arises where the Federal Government passes its title to the claimant, making it private land.  A mineral patent gives the owner exclusive title to the mineral interests and title to the surface and other resources.  Patents for claims are no longer issued.  Unpatented lode mineral claims are created by physically inserting a stake in the ground at each corner of the claim and filing the location of the claim as so demarcated with a government BLM recording office.  The rights associated with an unpatented claim are restricted to the extraction and development of mineral deposits.  No land ownership is conveyed with an unpatented claim.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Dyer Claim Group

The Dyer Claim Group consists of 8 unpatented, lode mineral claims located in Esmeralda County, Nevada, approximately 5 miles east of the town of Dyer, Nevada on Highway 3A. The Dyer group of claims is accessible from the town of Dyer and cover approximately 165 acres. The Dyer district consists of several prospects and a few small mines that were operated by unknown operators. Phelps Dodge Corp briefly held claims in the area in the 1990’s. Mineralization consists of copper-gold in quartz veins within limestone rocks. All eight claims were acquired pursuant to the Mojave Property Purchase Agreement.

SRC is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM.  In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

The 8 Dyer lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 871091 through 871094 and 871099 through 871102.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Sylvania Claim Group

The Sylvania Claim Group consists of 2 unpatented, lode mineral claims located in Esmeralda County, Nevada. The Sylvania claims are accessible from the town of Lida, Nevada. This claim group covers approximately 41 acres. Both claims were acquired pursuant to the Mojave Property Purchase Agreement.

The Sylvania District consists of a number of prospects, the Sylvania Mine and three small open pit mines.  Production has occurred in the past. The deposits occur in a mile-wide northwest-trending belt or zone.  Based upon publicly available records, the deposits are mainly silver-lead but some gold and tungsten also occurs.  Most of the silver-lead deposits are veins in limestone.  SRC held a larger group of claims at this location but decided that further work was not warranted and allowed all but two claims covering the old workings to lapse.

SRC is the registered holder of this claim group.  There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims.  These payments include an annual fee of $140 per claim to the BLM.  In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

The 2 Sylvania lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 871136 and 871137

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP.  OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Montezuma Claim Group

The Montezuma Claim Group consists of 5 unpatented, lode mineral claims located in Esmeralda County, Nevada approximately 12 miles southwest of the town of Goldfield, Nevada on Highway 95.  Access to the property is along Highway 95, 6 miles south of Goldfield and then approximately 14 miles west along a dirt road.  The property lies at elevations ranging from 6400 feet to 6895 feet.  This claim group covers approximately 103 acres.  All five claims were acquired pursuant to the Mojave Property Purchase Agreement.

The Montezuma District consists of a number of prospects, some shafts and tunnels and one small mine. Based upon publicly available records, the district is predominantly a silver-lead district although small amounts of copper, gold and bismuth were found in some of the producers. The deposits consist of quartz veins in limestone and shale.  Mapping done in the spring of 2008 indicates the property lies on the southern edge of a caldera, warranting further exploration work. A caldera is a cauldron-like volcanic feature formed by the collapse of land following a volcanic eruption.

SRC is the registered holder of this claim group.  There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims.  These payments include an annual fee of $140 per claim to the BLM.  In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

The 5 Montezuma lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 871181, 870083, 871185, 871191, and 871193.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Blue Dick Claim Group

The 19 Blue Dick claims are located in the SE part of the Palmetto Mining District and cover approximately 393 acres.  All 19 claims were acquired pursuant to the Mojave Property Purchase Agreement. Production occurred prior to 1960 and the deposits contained silver, gold and lead and occur in veins, according to available public records. Most of these veins trend west or northwest. The claim area contains numerous prospects, tunnels, shafts and two small open pit mines. The Blue Dick mine has two shafts and two tunnels but no data is available.

Geologic mapping and sampling indicates complex low angle faulting traced from the historic underground mine workings along strike for a length of at least 3000 feet. Rock chip sampling underground carried grades of gold 1.3 opt and silver 69 opt.

SRC is the registered holder of this claim group.  There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims.  These payments include an annual fee of $140 per claim to the BLM.  In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

The 19 Blue Dick lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 868274 through 868278 and 868284 through 868297.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Weepah Hills Claim Group

The one Weepah Hills claim is located in Esmeralda County, Nevada, approximately 15.5 miles southwest of Tonopah, Nevada on Highways 95/6.  Access to this claim is via a dirt road leading off Highways 95/6.  After the initial examination of this claim group, the Company decided further work was not warranted and all but one unpatented, lode mineral claim covering the old workings were allowed to lapse.  This claim covers approximately 21 acres and was acquired pursuant to the Mojave Property Purchase Agreement.  There are mine workings and a large head frame on the claim, which was operated in the early 1960’s, according to public records.

SRC is the registered holder of this claim group.  There are no underlying agreements or royalty interests of third parties that pertain to this claim. SRC will remain as the record holder of the claim as long as it continues to make all payments required by law to maintain the claim.  These payments include an annual fee of $140 per claim to the BLM.  In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

The single Weepah Hills lode mining claim is identified in the BLM records by Nevada Mining Claim number: NMC 868319.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Kope Scheelite Claim Group

The Kope Scheelite Claim Group consists of 30 unpatented, lode mineral claims located in Mineral County, Nevada, approximately 12 miles east of Mina, Nevada.  Access is by dirt road.  The elevations on the claim area range from 6800 feet to 7000 feet.  The Kope Scheelite claims are located on the southernmost part of the Gabbs Valley Range. The workings on the property consist of numerous shafts and prospects.  This claim group covers approximately 620 acres. Twenty-five claims were acquired pursuant to the Mojave Property Purchase Agreement. SRC staked an additional five claims.

Geologic mapping completed in 2007 indicates strong NW/SE bearing mineralized trends running across the property.  Recent mapping indicated new strong gold, silver and copper mineralization along NW/SE bearing structures.

SRC is the registered holder of this claim group.  There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims.  These payments include an annual fee of $140 per claim to the BLM.  In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

The 30 Kope Scheelite lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 871216 through 871223, 871229 through 871240, 871244, 964722 through 964724, 694732, 964733 and 1038681 through 1038684.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Santa Fe Claim Group

The Santa Fe Claim Group consists of 23 unpatented, lode mineral claims located in Mineral County, Nevada, approximately five miles north of Luning, Nevada.  This claim group covers approximately 475 acres.  All 23 claims were acquired pursuant to the Mojave Property Purchase Agreement. The Santa Fe claims are accessible from the town of Luning, Nevada.

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

SRC is the registered holder of this claim group.  There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims.  These payments include an annual fee of $140 per claim to the BLM.  In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

The 23 Santa Fe lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 868205 through 868210, 868214 through 868218, 868224 through 868228 and 1047210 through 1047216.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP.  OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Quailey Claim Group

The Quailey Claim Group consists of 7 unpatented, lode mineral claims and 10 patented claims (for a total of 17 claims) located in Mineral County, Nevada approximately 16 miles southeast of Hawthorne, Nevada on the northwest side of Excelsior Mountains.  This claim group covers approximately 341 acres. Four of the unpatented claims and the 10 patented claims were acquired pursuant to the Mojave Property Purchase Agreement. SRC staked an additional three claims.

The Quailey claims are located approximately 25 miles south, southeast from the town of Hawthorne, Nevada and are accessible from Hawthorne via Nevada Route 359 and dirt roadways to the claim area.  A number of dirt roads provide access to the main workings of the former mine.  Most of the information for the Quailey Mine Project was obtained from a 1975 report by J. McLaren Forbes.  The early work on the property was done in 1882 when copper ores with silver and gold values were mined and smelted on the property.  Later, between 1907 and 1914, Excelsior Enterprises Inc. was active on the property.  Just prior to this activity, a number of the claims were surveyed and patented.  During the period 1975-76 the mine was rehabilitated.  This work was done by Ladd Enterprises Inc, of Reno, Nevada.

Historical records indicate that an unknown amount of copper, gold and silver ores were mined from 4000 feet of developed mine workings.

SRC is the registered holder of this claim group.  There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims.  These payments include an annual fee of $140 per claim to the BLM.  In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.  Also, the patented claims are subject to County real estate taxes.

The 7 Quailey lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 916095, 916096, 916099, 916103, and 935444 through 935446.  The patented claims are identified as follows:

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

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Pansy Lee Claim Group

On August 1, 2006, the Company acquired the Pansy Lee Claims Group from Anglo Gold Mining Inc. in exchange for 1,850,000 shares of the Company’s common stock pursuant to an Asset Purchase Agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”).  Pursuant to the Pansy Lee Purchase Agreement, a 2% net smelter royalty pertains to 8 of the 30 claims in this group, identified as follows:  NMC 879333 through 879335 and NMC 859406 through 895410. In the event that any one or more of the 8 claims becomes a producing claim, our revenue is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue.  Gross revenue would be calculated after commercial production commences and includes the aggregate of the following amounts: revenue received by the Company from arm’s length purchasers of all mineral products produced from the property, the fair market value of all products sold by the Company to persons not dealing with the Company at arm’s length and the Company’s share of the proceeds of insurance on products.  From such revenue, the Company would be permitted to deduct:  sales charges levied by any sales agent on the sale of products; transportation costs for products; all costs, expenses and charges of any nature whatsoever which are either paid or incurred by the Company in connection with the refinement and beneficiation of products after leaving the property and all insurance costs and taxes.

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

The Nevada Bureau of Mines Bulletin 59 (1964) reported the following production figures for this claim group:

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

As described above, SRC holds this claim group subject to the 2% net smelter return royalty rights of Anglo Gold Mining Inc.  SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims.  These payments include an annual fee of $140 per claim to the BLM.  In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

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

SRC is the registered holder of this claim group.  There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims.  These payments include an annual fee of $140 per claim to the BLM.  In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

The 8 Gold Point lode mining claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 975797 through 975802, 975804 and 975806.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Red Rock Mill

On August 1, 2006, the Company entered into an agreement with International Energy Resources, Inc. (“IERI”) to purchase a mill building and related milling equipment located on 28 mill site claims near the town of Mina in Mineral County, Nevada.  The mill building is a corrugated steel structure.  The assets were conveyed in exchange for 6,975,000 Shares of the Company valued at $1,743,750 pursuant to a property purchase agreement with IERI.

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

On September 14, 2007, the Company engaged Lumos & Associates, Inc. (“Lumos”) to complete the regulatory permitting process for the milling facility.  The permitting process is being carried out in twelve stages and the completion date has not been determined. In December 2010 this contract was assigned by Lumos to Tetra Tech, Inc. by mutual agreement of the Company, Lumos, and Tetra Tech, Inc.

In August 2009, 22 of the 28 originally acquired mill site claims were abandoned.  The Red Rock Mill claims now consist of 6 unpatented, mill site claims covering approximately 30 acres.

SRC is the registered holder of this claim group.  There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims.  These payments include an annual fee of $140 per claim to the BLM.  In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

The 6 Red Rock Mill site claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 417400 through 417403, 417406 and 417407.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Regulations Governing Mining Exploration in Nevada and Arizona

All mining exploration in Nevada and Arizona is subject to regulations that cover exploration work where the surface is disturbed, including air and water quality; waste management; protection of the environment, wildlife, archeological and historical sites; road building; plus other matters.

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

All mining exploration on federal lands in Nevada and Arizona is carried out subject to regulations established by the BLM or the United States Department of Agriculture’s United States Forest Service, depending upon which agency manages the land where the exploration work is performed.  Permits for exploration work on federal lands are issued and supervised by the respective agency.  Notices of Intent and Plans of Operations must be submitted and approved. Before any drilling or trenching can occur on any claim group on public lands, the Company is required to post with the respective agency a bond that backs the Company’s obligations to restore the site and correct environmental damage, if any, caused by the Company’s activities.

Item 3.   Legal Proceedings.

There is no legal proceeding pending or, to the best of our knowledge, threatened against the Company.

Item 4.  Removed and Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of September 30, 2011, there were 72,935,486 shares of common stock of the Company (a “Share” or “Shares”) outstanding, held by 581 shareholders of record.

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

The Company issued 397,024 Shares at an agreed value of $0.50 per Share in exchange for all the outstanding shares of IMC US pursuant to a Share Exchange Agreement that closed on November 7, 2008.  The sole shareholder of IMC US was Todd D. Montgomery, the Company’s Chief Executive Officer and a member of its Board of Directors.  The transaction was approved by the disinterested members of the Company’s Board of Directors.

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

Securities issued during the Year Ended June 30, 2011

On September 30, 2010, the Company issued 50,000 shares of its common stock (“Common Shares” or a “Common Share”) pursuant to the exercise of options granted in accordance with its employee stock option plan (the “2006 Stock Option Plan”).  Also see Stock Option Plan, below.

On February 8, 2011, the Company completed a private placement (the “Private Placement”) of 2,083,333 Common Shares at a price of $0.24 per share for total consideration of $500,000. The Private Placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.  The sole investor participating in the private placement was a non-U.S. corporation that is owned and controlled by Todd D. Montgomery, the Company’s Chief Executive Officer and a member of its Board of Directors.  The investor and Mr. Montgomery are not “U.S. Person(s)” as that term is defined in Regulation S.

On June 2, 2011, the Company completed a private placement of 2,608,696 shares of Series A Preferred Stock (the “Series A Shares”) at a price of $0.115 per share (the “Purchase Price”) for total consideration of $300,000, pursuant to a subscription agreement (the “Subscription Agreement”) between the Company and a sole purchaser (the “Purchaser”).  The Purchase Price was based on the weighted average trading price of the Company’s Common Shares on the OTC Bulletin Board for the fifteen trading days prior to June 1, 2011, the date of the Subscription Agreement.  The Purchaser was a non-U.S .corporation that is controlled by Todd D. Montgomery, the Company’s Chief Executive Officer and a member of its Board of Directors.  The issuance of the Series A Shares was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.  The Purchaser and Mr. Montgomery are not “U.S. Person(s)” as that term is defined in Regulation S.

The Series A Shares have the following rights and limitations:

1.
Each Series A Share is convertible into one Common Share at the request of the holder thereof provided that there are sufficient authorized Common Shares available for conversion without breaching the Company’s covenants to reserve a sufficient number of Common Shares to permit the exercise of all outstanding stock options, warrants and convertible securities;

2.	Each Series A Share carries one vote on all matters coming before the Company’s shareholders for a vote;

3.	In all other respects, the Series A Shares are equal to the Common Shares of the Company; and

4.
On June 2, 2012, the Company may convert the Series A Shares into Common Shares provided that there is an adequate number of Common Shares authorized and available to be issued upon such conversion or, if there are not adequate Common Shares available for conversion, the Purchaser may tender all or less than all of the Series A Shares to the Company and the Company shall purchase such Series A Shares for the original Purchase Price.

Subsequent to the period covered by this report, the Purchaser converted all of its shares of Series A Preferred Stock into Common Shares. As a result, as of the date this report was filed with the Securities and Exchange Commission, there are no shares of preferred stock of the Company issued and outstanding.

Our common stock is traded on the Over the Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol “IFAM” (formerly “SLVV”). The Over the Counter Bulletin Board does not have any quantitative or qualitative standards such as those required for companies listed on the Nasdaq Small Cap Market or National Market System. The high and low sales prices of our common stock during the fiscal years ended June 30, 2011 and June 30, 2010 are as follows:

Quarter ended	High	Low

September 30, 2010	$0.31	$0.12

December 31, 2010	$0.30	$0.15

March 31, 2011	$0.26	$0.18

June 30, 2011	$0.22	$0.06

September 30, 2009	$0.40	$0.23

December 31, 2009	$0.36	$0.15

March 31, 2010	$0.32	$0.13

June 30, 2010	$0.35	$0.14

Stock Option Plan

On April 20, 2006, we adopted the 2006 Stock Option Plan (the "Plan") under which our officers, directors, consultants, advisors and employees could receive stock options.  The aggregate number of shares of common stock that may be issued under the plan was 5,000,000.  The purpose of the Plan was to assist us in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors, and employees of Infrastructure Materials Corp. who contribute to our success, and to achieve long-term objectives that would inure to the benefit of all shareholders through the additional incentive inherent in the ownership of our common stock.   At a meeting of shareholders held on July 29, 2011, the shareholders of the Company approved a new stock option plan.  See Subsequent Events in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  No further options will be issued under the 2006 Stock Option Plan.

The following tables summarize the options outstanding as of June 30, 2011 and 2010, and the option activity for the years then ended:

		Remaining	Remaining
		contractual	contractual
	Option Price	life (in years)	life (in years)	Number of options:
Expiry Date	Per Share	2011	2010	2011	2010
Sep 30, 2010	$0.15	-	0.26	-	250,000
Oct 15, 2010	$0.15	-	0.30	-	300,000
June 30, 2011	$0.47	-	1.01	-	50,000
Aug 30, 2011	$0.25	0.18	1.18	250,000	250,000
April 9, 2012	$0.30	0.80	1.80	50,000	1,800,000
April 16, 2012	$0.30	0.82	1.82	50,000	50,000
Jan 23, 2013	$0.30	-	2.61	-	50,000
April 1, 2013	$0.35	1.79	2.79	50,000	50,000
Dec 10, 2013	$0.15	2.50	3.50	75,000	1,475,000
Feb 2, 2014	$0.31	2.65	3.65	150,000	150,000
Oct 22, 2014	$0.33	3.38	4.38	25,000	25,000
Jan 14, 2015	$0.25	3.61	4.61	250,000	250,000
Feb 16, 2015	$0.28	-	4.70	-	100,000
Apr 25, 2015	$0.23	3.89	4.89	50,000	50,000
Options outstanding at end of year				950,000	4,850,000
Weighted average exercise price at end of year				$0.26	$0.23
Weighted average remaining contractual life (in years)				2.07	2.43

	Number of options:
	2011	2010
Outstanding, beginning of year	4,850,000	4,639,583
Granted	400,000	675,000
Expired	(550,000)	(464,583)
Exercised	(50,000)	-
Forfeited	-
Cancelled	(3,700,000)	-
Outstanding, end of year	950,000	4,850,000
Exercisable, end of year	950,000	4,366,666

Item 6.  Selected Financial Data

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the accompanying financial statements and notes included in this report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Discussion of Operations & Financial Condition
Twelve months ended June 30, 2011

The Company has no source of revenue and we continue to operate at a loss.  We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter.  As of June 30, 2011, we had accumulated losses of $19,458,777 (June 30, 2010 - $16,935,698).  Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company’s major financial endeavor over the years has been its effort to raise additional capital to pursue its exploration activities.

In November of 2008, the Company refocused its business to concentrate on the exploration and, if warranted, development of cement grade limestone properties located in the State of Nevada. The Company’s limestone assets are held by its wholly-owned subsidiary, IMC US which was acquired pursuant to a Share Exchange Agreement as of November 7, 2008. IMC US held five limestone properties at the time of purchase, covering a total of 402 mineral claims.  These claim groups were; the Morgan Hill Group, LM Group, Rock Hill Group, Buffalo Mountain Group and the Aspen Group.  The LM Group and the Aspen Group were abandoned in August 2009 and August 2010, respectively.

In December 2008, the Company amended its Certificate of Incorporation to change its name from “Silver Reserve Corp.” to “Infrastructure Materials Corp.”  Also in December 2008, the Company incorporated a second wholly owned subsidiary under its former name “Silver Reserve Corp.,” and assigned all of its silver/base metal projects to this subsidiary.

In December 2009, the Company further expanded its limestone exploration activities by acquiring CIC, which owns limestone quarry leases located in Manitoba, Canada.  The Company purchased CIC, its now wholly owned subsidiary, pursuant to a Share Exchange Agreement (the “CIC Agreement”) between the Company, CIC and Todd D. Montgomery. Mr. Montgomery was the sole shareholder of CIC.  Because Mr. Montgomery is also the Company’s Chief Executive Officer and a member of its Board of Directors, the CIC Agreement was approved by the disinterested members of the Company’s Board of Directors after obtaining an independent appraisal and market study for the properties.  The CIC Agreement closed on February 9, 2010.  As of the date of this report, CIC controls 35 quarry leases issued by the Province of Manitoba, Canada, covering 2,381 hectares (5,883 acres).

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

We have continued to raise capital and are moving forward with exploration on our Projects. The Company intends to continue to acquire, explore for and, if warranted, develop cement grade limestone properties in strategic locations with a view to filling an anticipated increased demand for cement in the United States and Canada, with a focus on the States of Nevada, California, Utah, Idaho and Arizona as well as the Provinces of Saskatchewan and Manitoba.  Based on our evaluation of our 17 Limestone Projects completed to date, we have determined that the Blue Nose and Morgan Hill Projects currently provide the best opportunity for development of resources that could go to production.  Initial exploration efforts will be concentrated on the development of the Blue Nose Property which shows the highest potential for development of a substantial cement grade limestone resource.

The Company is also continuing its evaluation of the silver/base metal projects and milling facility held by SRC.  The Company has determined that the Silver Queen, Klondyke and Kope Scheelite Projects currently provide the best opportunity for development of resources that could go to production.  Permitting of the Red Rock mill site at Mina, Nevada is close to completion.  While exploratory drilling programs are being developed, the Company is also considering joint ventures with third parties to further explore and develop, if warranted, those properties.

The consolidated financial statements include the accounts of the Company and its subsidiaries, IMC US, SRC and CIC.  All material inter-company accounts and transactions have been eliminated.

SELECTED ANNUAL INFORMATION

	June 30, 2011	June 30, 2010

Revenues	Nil	Nil
Net (Loss)	$(2,523,079)	$(3,314,953)
(Loss) per share-basic and diluted	$(0.04)	$(0.05)
Total Assets	$2,240,487	$3,793,141
Total Liabilities	$271,984	$210,562
Cash dividends declared per share	Nil	Nil

Our total assets for the year ended June 30, 2011, include cash and cash equivalents of $317,912, short-term investments of $83,604, marketable securities of $68,429, prepaid expenses and other receivables of $103,807, restricted cash of $82,500, reclamation deposits of $240,805, plant and equipment of $828,905, net of depreciation, and mineral property interests of $514,525. Our total assets for the year ended June 30, 2010 include cash and cash equivalents of $1,598,248, short-term investments of $586,745, prepaid expenses and other receivables of $39,843, restricted cash of $82,500, plant and equipment of $971,280, net of depreciation, and mineral property interests of $514,525. Total assets decreased from $3,793,141 on June 30, 2010 to $2,240,487 on June 30, 2011.  This decrease is the result of expenses incurred in the normal course business offset only in part by private placements of common stock and preferred stock in February 2011 and June. 2011, respectively.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administration Expense

General and administration expense represents professional, consulting, office and general and other miscellaneous costs incurred during the periods covered by this report.  General and administration expense for the year ended June 30, 2011 were $899,059, as compared with $1,386,637 for the year ended June 30, 2010.  General and administration expense represents approximately 36% of the total operating expense for the year ended June 30, 2011, and 39% of the total Operating Expense for the year ended June 30, 2010.  General and administration expense decreased by $487,578 in the current year, compared to the prior year.  Most of the reduction in this category of expense is due to a decrease in consulting fees of approximately $290,000, a decrease in stock based compensation costs of approximately $115,000 and a reduction of costs associated with limestone market and valuation studies of approximately $91,000 offset by an increase of investor relations costs of approximately $63,000.

 (b) Project Expense

Project expense includes costs of acquiring and maintaining claims, permitting processes, consultants, drilling, assaying and geologists.  Included in operating expenses for the year ended June 30, 2011 is project expenses for $1,479,229 as compared with $2,018,538 for the year ended June 30, 2010.  Project expense represents approximately 59% of the total operating expense for the year ended June 30, 2011, and approximately 56% of the total operating expense for the year ended June 30, 2010. Approximately 80% of project expenses for the year ended June 30, 2011, related to exploration and maintenance of the Company’s limestone claims.

Liquidity and Capital Resources

The following table summarizes the company’s cash flows and cash in hand:

	Year ended	Year ended
	June 30, 2011	June 30, 2010

Cash and cash equivalents	$317,912	$1,598,248
Working capital	$417,652	$2,014,274
Cash (used) in operating activities	$(2,370,399)	$(2,856,202)
Cash provided by investing activities	$282,563	$2,430,353
Cash provided by financing activities	$807,500	$1,603,831

As of June 30, 2011, the Company had working capital of $417,652 as compared to $2,014,274 as of June 30, 2010.  Working capital decreased as a result of a decrease in capital financing activities and a decrease in available short-term investments during the year ended June 30, 2011, as compared to the previous year.

Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangements as of June 30, 2011 and June 30, 2010.

Contractual Obligations and Commercial Commitments

On August 1, 2006, the Company acquired the Pansy Lee Claims Group from Anglo Gold Mining Inc. in exchange for 1,850,000 shares of the Company’s common stock pursuant to an Asset Purchase Agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”).  Pursuant to the Pansy Lee Purchase Agreement, a 2% net smelter royalty pertains to 8 of the 30 claims in this group.  In the event that any one or more of the 8 claims becomes a producing claim, our revenue is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue.  Gross revenue would be calculated after commercial production commences and includes the aggregate of the following amounts: revenue received by the Company from arm’s length purchasers of all mineral products produced from the property, the fair market value of all products sold by the Company to persons not dealing with the Company at arms length and the Company’s share of the proceeds of insurance on products.  From such revenue, the Company would be permitted to deduct:  sales charges levied by any sales agent on the sale of products; transportation costs for products; all costs, expenses and charges of any nature whatsoever which are either paid or incurred by the Company in connection with the refinement and beneficiation of products after leaving the property and all insurance costs and taxes.

On September 14, 2007, the Company engaged Lumos & Associates, Inc. (“Lumos”) to complete the regulatory permitting process for the Company’s Mill in Mina, Nevada.  The estimated total consideration to be paid under the contract is $351,300 and was subsequently increased to $361,300.  The permitting process is being carried out in twelve stages. The completion date has not been determined. The Company is required to authorize in writing each stage of the work before the work proceeds. In December 2010 this contract was assigned by Lumos to Tetra Tech, Inc. by mutual agreement of the Company, Lumos, and Tetra Tech, Inc.  As of June 30, 2011, the Company had recorded total expenses of $353,450 for this contract (June 30, 2010 - $318,832).

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”).  The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years.  Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement.  As of the date of this report, the undertakings described in (1) and (3) above have been completed and (2) above is in progress.  The 25 Option Claims together with 124 mineral claims staked by the Company have previously been referred to as the “Medicine Claim Group.”

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

Effective July 1, 2010, the Company entered into an employment agreement with an individual to provide business and administrative services. The employment agreement has a term of one year and is automatically renewable thereafter. Either party may terminate the employment agreement upon 60 days notice. During the term of the employment agreement the Company will pay the individual no less than $6,083 per month and reimburse related business expenses.

Effective July 1, 2010, the Company entered into an employment agreement with an individual to provide receptionist and administrative services at its Reno, Nevada corporate headquarters.  The employment agreement has a term of one year and is automatically renewable thereafter. Either party may terminate the employment agreement upon 30 days notice. Pursuant to this employment agreement, the Company will pay no less than $51,000 per year for such services.

On February 25, 2011, SRC entered into an option and joint venture agreement (the “Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly-owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project Claim Group (the “NL Project”) for total consideration of $350,000 and 1,925,000 shares of IMMC’s common stock (the “Consideration”).  The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47.  Under the terms of the Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period.  In the event of early termination, IMMI is not entitled to the return of Consideration previously paid to SRC.  If the NL Project is determined to be economically feasible, based upon criteria contained in the Option Agreement, SRC will be required to fund its portion of an operating budget proposed by IMMI in order to retain its 15% interest in the NL Project and to acquire a 15% interest in IMMI’s Nivloc Mine Project (the NL Project and the Nivloc Mine Project, collectively, the “IMMI Project”).  In the event that SRC decides not to fund its portion of the budget, its 15% interest would be forfeited, but SRC would be entitled to a 2% net smelter return royalty if and when the IMMI Project enters the production phase. Upon funding of the operating budget and SRC’s acquisition of a 15% interest in the IMMI Project, SRC and IMMI would enter into a joint venture agreement.

As of June 8, 2011, the Company’s wholly-owned subsidiary, SRC, signed a non-binding letter of intent (the “LOI”) with MGold Resources Inc. (“MGold”), pursuant to which MGold would have an option to earn a 50% interest in each of SRC’s Silver Queen and Klondyke Claim Groups.  The LOI was followed by the signing of an option agreement dated as of August 19, 2011.  See Subsequent Events, below, for a summary of the terms and conditions of the option agreement.

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the years ended June 30, 2011, and June 30, 2010, were $31,549 and $24,007, respectively.  As of June 30, 2011, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2012, June 30, 2013, and June 30, 2014, are $17,005, $338, and $0, respectively.

Maintaining Claims in Good Standing

The Company is required to pay to the BLM on or before September 1st of each year, a fee in the amount of $140 per mineral claim held by the Company.  The total amount paid on August 30, 2011, was $148,680 for 1,062 claims held by the Company at that date.

The Company is also required to pay on or before November 1st of each year, annual fees to counties in Nevada in which the claims are held.  In September 2011, the Company paid $11,187 to nine counties in Nevada for annual claims-related fees.

The Company also holds 10 patented claims and 2 leased patented claims in Nevada.  A patented claim is fee simple title to the property.  Patented claims are subject to taxes assessed by the local community based on assessment rates set annually.

As of the date of this report, the Company holds 14 mineral exploration permits covering 20 sections or portions of sections in the state of Arizona.  Mineral exploration permits have a duration of one year from the date of issuance.  The permits can be renewed for up to four additional one-year terms for a total of five years and provide the holder of the permit with an exclusive right to explore for minerals within the state land covered by the permit and to apply for mineral leases to such land.  The holder of a permit may remove from the land only the amount of material required for sampling and testing and is responsible for any damage or destruction caused by the holder’s exploration activities.  The holder of a permit is entitled to ingress and egress to the covered site along routes approved by the Arizona State Land Department.  IMC US has posted a bond required by the state of Arizona to back any reclamation required as a result of work performed.  The permit is renewable if the holder has expended not less than $10.00 per acre during each of the first two year-long periods and $20.00 per acre during each of the next three year-long periods.  Each permit fee is $500 per year plus $2.00 per acre for the first two years and $1.00 per acre per year for the following three years.  Upon termination of a mineral exploration permit, the state of Arizona is entitled to information collected by the permit holder.  In the event that a permit holder discovers a valuable mineral deposit, the permit holder may apply to the Arizona State Land Department for a mineral lease having a term of 20 years and renewable for an additional 20 years.  A permit holder shall be the preferred recipient of the mineral lease, provided that all applicable requirements are met.  A mineral lease entitles the lessee to develop and establish a mine on the leased premises, provided that a mine plan and all necessary approvals are obtained.

Each of the Company’s quarry leases located in Manitoba, Canada is renewable annually upon payment of rent to the province of Manitoba in the amount of CDN$24 per hectare or fraction thereof.  During the fiscal year ended June 30, 2011, the Company paid CDN$57,504 in rent for these leases.

CASH REQUIREMENTS

At June 30, 2011, the Company had cash and cash equivalents of $317,912, short-term investments of $83,604, marketable securities of $68,429 and prepaid expenses and other receivables of $103,807 for a Current Assets total of $573,752.  During the twelve month period ending June 30, 2012, the Company expects to incur approximately $500,000 in project expenses in connection with its Blue Nose limestone project and plans to incur additional expenses related to other limestone projects.  Our ability to incur Project expenses is subject to permitting programs with the Bureau of Land Management and results of drilling as it progresses.  The Company has no firm commitment for additional financing and may not be able to incur all of the Project and General and administration expenses planned in the next fiscal year unless further capital is raised.

SUBSEQUENT EVENTS

Based on a review of all of the Company’s mineral claims, on August 30, 2011 the Company abandoned certain limestone mineral claims held by IMC US that it determined are not in the Company’s best interests to retain.

•	5 of the 9 Buffalo Mountain mineral claims were retained and 4 mineral claims were abandoned.
•	13 of the 25 Burnt Springs mineral claims were retained and 12 mineral claims were abandoned.
•	44 of the 87 Jumbled Mountain mineral claims were retained and 43 mineral claims were abandoned.
•	31 of the 53 MM mineral claims were retained and 22 mineral claims were abandoned.
•	19 of the 35 Pequop mineral claims were retained and 16 mineral claims were abandoned.
•	23 of the 45 Ragged Top mineral claims were retained and 22 mineral claims were abandoned.
•	7 of the 12 Rock Hill mineral claims were retained and 5 mineral claims were abandoned.

The Company held an annual meeting of shareholders on July 29, 2011. At the meeting, the shareholders of the Company elected all five (5) of the Company’s director nominees, approved and adopted an amendment increasing the number of authorized Common Shares to 500,000,000, ratified the appointment of Schwartz Levitsky Feldman LLP as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2011, and approved the adoption of the Company’s new stock option plan (the “New Plan”). The New Plan replaces the Company’s 2006 Stock Option Plan. The terms of the New Plan include, among others, that (a) the Company may issue options in a number up to a maximum of 10% of the outstanding Common Shares, and (b) outstanding stock options previously granted pursuant to the 2006 Stock Option Plan will remain in effect and be exercisable in accordance with, and be deemed to be issued under, the terms of the New Plan.

On August 1, 2011 the Company filed with the Secretary of State of the State of Delaware a certificate of amendment (the “Amendment”) to the Company’s certificate of incorporation containing the change in the number of authorized Common Shares approved by shareholders on July 29, 2011. The Amendment increased the number of authorized Common Shares, par value $0.0001, from 100,000,000 to 500,000,000.

As of August 24, 2011, the Company borrowed $100,000 from Mont Strategies Inc., a corporation that is owned and controlled by Todd D. Montgomery, the Company’s Chief Executive Officer and a member of its Board of Directors.  The loan was made pursuant to a promissory note that calls for all principal and interest to be paid on the second anniversary of such promissory note (August 24, 2013).  The principal amount of the promissory note bears interest at four percent (4%) per annum and may be prepaid by the Company at any time without penalty.  The Company intends to use the proceeds of the promissory note for working capital.

On August 24, 2011, the Company’s wholly-owned subsidiary, SRC, entered into an option agreement dated as of August 19, 2011 (the “Option Agreement”) with MGold Resources Inc. (“MGold”), pursuant to which MGold will have an option (the “Option) to earn a 50% interest in each of  SRC’s Silver Queen Claim Group (the “Silver Queen Property”) and Klondyke Claim Group (the “Klondyke Property”) after expenditure of certain Option Costs and the full payment of the Cash Consideration, as defined below. The Silver Queen Property consists of 147 mineral claims and the Klondyke Property consists of 118 mineral claims, with both Properties located in Esmeralda County, Nevada. The Option Agreement was preceded by a Letter of Intent between SRC and MGold dated as of June 8, 2011. Under the terms of the Option Agreement, MGold is required to advance exploration expenditures totaling CDN$4,000,000 with regards to the Silver Queen Property and CDN$1,350,000 with regards to the Klondyke Property (together, the “Option Costs”).  MGold also will make total cash payments to SRC of CDN$2,000,000 for the Silver Queen Property and CDN$265,000 for the Klondyke Property (together, the “Cash Consideration”). The Option Costs are to be made over a period of 30 months, and the Cash Consideration is to be paid over a period of 33 months.  Upon full expenditure of the Option Costs and payment of the total Cash Consideration, the Option can be exercised and MGold will hold a 50% equity interest in each of the Silver Queen Property and Klondyke Property.  Following exercise of the Option, SRC and MGold will enter into a joint venture with regards to the operation of the properties.  During the period prior to the exercise of the Option, MGold has the right to discontinue its Option with respect to either property and retain its Option with respect to the other property. On September 26, 2011, the Company received CDN$180,000 from MGold representing the first Cash Consideration payment.

On September 1, 2011, SRC engaged Tetra Tech, Inc. to complete the exploration permitting activities for its Silver Queen property near Silver Peak, Nevada.  The estimated total consideration to be paid under the agreement is $68,900.

On August 31, 2011 250,000 options that were not granted pursuant to the Company’s 2006 Stock Option Plan expired.

On September 2, 2011, the Company received $35,000 and 300,000 shares of IMMC’s common stock pursuant to the option agreement between SRC and IMMI, IMMC’s wholly-owned subsidiary, as further described in Contractual Obligations and Commercial Commitments, earlier.

On September 29, 2011, 2,608,696 outstanding shares of the Company’s Series A Convertible Preferred stock were converted to 2,608,696 Common Shares, which results in an increase of $261 and $299,739 to common stock and additional paid-in capital, respectively.

Recent Accounting Pronouncements

On July 1, 2010, the Company adopted ASU 2010-06. ASU 2010-06 updates FASB ASC 820, Fair Value Measurements. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. There was no material impact on the Company’s financial statements related to the adoption of this guidance.

Business Combinations: In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The new guidance specifies that when comparative financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The new guidance applies prospectively to us for business combinations which occur on or after July 1, 2011. The impact of these new provisions on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

Fair Value: In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards (“IFRSs”). The new guidance also changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB’s intent about the application of existing fair value measurements. The new guidance applies prospectively and is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of the new provisions to have a material impact on our financial condition, results of operations or cash flows.

Comprehensive Income: In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The new guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. If presented in a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with a total of comprehensive income in that statement. If presented in the two-statement approach, the first statement which is the statement of net income, should present components of net income and total net income followed consecutively by a second statement which is the statement of other comprehensive income, that should present the components of other comprehensive income, total other comprehensive income and a total amount for comprehensive income. Regardless of the method used, the entity if required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The new guidance is effective retrospectively for fiscal years, and interim periods within those fiscal years beginning after December 15, 2011. We do not expect the adoption of the new provisions to have a material impact on our financial condition, results of operations or cash flows.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period and related disclosure of contingent assets and liabilities.  These estimates are based on our best knowledge of current events and actions the Company may undertake in the future. On an ongoing basis, we evaluate our estimates and judgments.  To the extent actual results differ from those estimates, our future results of operations may be affected.

Besides this critical accounting policy on use of estimates, we believe the following critical accounting policy affects the preparation of our financial statements.

Acquisition, Exploration and Evaluation Expenditures
The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force ("EITF") Issue 04-2. The Company assesses the carrying costs for impairment under ASC 930 at each fiscal quarter end. The Company has determined that, except for the amount capitalized as Mineral Property Interests for $514,525, all property payments are impaired and accordingly the Company has written off the acquisition costs to project expenses. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. To date, mineral property exploration costs have been expensed as incurred. To date the Company has not established any proven or probable reserves on its mineral properties.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Based on an evaluation, conducted by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of June 30, 2011, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

Changes in Internal Controls

During the quarter ended June 30, 2011, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Audit Committee

The Audit Committee is comprised of two directors, Randal Ludwar and Joseph Montgomery, and meets regularly with the Company’s Chief Financial Officer.  Mr. Ludwar was the Company’s Chief Financial Officer until October 22, 2009.  Mr. Ludwar does not receive any compensation form the Company and has no family affiliation with the other members of the Board or with members of management.  As of the end of the period covered by this report, the Company believes Mr. Ludwar can be considered an independent director.  On August 3, 2011, Brent Walter, a director, was appointed as the third member of the Audit Committee. The Audit Committee has reviewed the financial statements of the Company included with this report on Form 10-K for the year ended June 30, 2011.

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

Todd Montgomery – Chief Executive Officer, Director

Mr. Montgomery was the founder and former President of Anglo Potash Ltd. (TSXV), a Canadian mining company, formerly Anglo Minerals Ltd. This company was purchased by BHP in 2008. In 1999, Mr. Montgomery founded and served as President and Chief Operating Officer of SynEnco Energy Inc., an oil sands development corporation. Prior to 1999, he identified and secured oil sands properties for Oil Sands Quest, an AMEX listed company. Mr. Montgomery has provided independent mining consulting services for a number of private and public corporations. Mr. Montgomery is also currently serving as CEO and a Director of Anglo Canadian Oil Corp. (TSX-V), CEO, CFO, President and Director of McGregor Capital Corp.(TSX-V) and as CEO, President and Director of Pacific Iron Ore Corporation (TSX-V). He has previously served as CEO and a Director of Anglo Aluminum Corp. (TSX-V), CEO, President and Director of Klondike Capital Corp.((TSX-V) and as Chairman of PanWestern Energy Ltd. (TSX-V). Mr. Montgomery is 45 years old. . Todd Montgomery is the nephew of Joseph Montgomery, who also serves as a member of the Company’s Board of Directors and Chairman of the Board.

Mason Douglas - President, Director

Mr. Douglas is currently President and a Director of Infrastructure Materials Corp. Mr. Douglas received an MBA from the University of Saskatchewan in 2000. He received his Bachelor of Law (LL.B) from the University of Calgary in 2007. Mr. Douglas is presently an inactive member of the Law Society of Alberta. Between 2001 and 2004 Mr. Douglas was Vice President of Operations of Western Petrochemicals Corp. a privately owned oil development company. Between 2001 and 2006 he also was an independent consultant providing business plans, economic modeling and project management for a variety of mining projects. Mr. Douglas is currently serving as a Director of Anglo Canadian Oil Corp. (TSX-V) and previously served as Chief Operating Officer and a Director of Anglo Aluminum Corp. (TSX-V). Mr. Douglas is 36 years old.

Randal Ludwar - Director

Mr. Ludwar received a B.Sc. (1977) in Business Administration from Yale University. Mr. Ludwar has been a private consultant to the Montgomery Group of Companies for the past fifteen years. He currently serves as a Director of McGregor Capital Corp. (TSX-V) and previously served as a Director of Anglo Potash Ltd. (TSX-V) and Klondike Capital Corp. (TSX-V). Mr. Ludwar is 57 years old.

Joseph Montgomery - Director and Chairman of the Board

Dr. Montgomery is a geological engineer.  He holds a B.Sc. (1959) in Geology, a M.Sc. (1960) in Geology and a Ph.D. (1967) in Geology.  Dr. Montgomery has been practicing since 1959 and maintains his professional status as a member of the Association of Professional Engineers and Earth Sciences of British Columbia.  He is also a member of the advisory board of the Canadian Institute of Gemology and is currently serving as a Director of Cosigo Resources (TSX-V).  Dr. Montgomery has previously served as a Director of Abitibi Mining Corp. (TSXV), Amador Gold Corp. (TSXV), Klondike Silver Corp. (TSXV), Golden Chalice Resources Inc. (TSXV), Kalahari Resources Inc. (TSXV), Klondike Gold Corp. (TSXV), Better Resources Limited, now Argus Metals Corp. (TSXV), Anglo Potash Ltd. (TSXV) ComCorp Ventures Inc., now Wildcat Silver Corp. (TSXV), Sedex Mining Corp. (TSXV), Chalice Diamond Corp. (TSX), Zincorp Resources Corp. (TSX), Pacific Iron Ore Corp. (TSX-V) and Almaden Minerals Ltd. (TSX). Dr. Montgomery is 84 years old. Joseph Montgomery is the uncle of Todd Montgomery, who also serves as a member of the Company’s Board of Directors and as the Company’s Chief Executive Officer.

Brent Walter - Director

Mr. Walter received a LLB degree from the University of Saskatchewan in 1990. He is a lawyer with the firm, ProVenture Law LLP in Calgary, Alberta, and practices primarily in the areas of securities and corporate/commercial law. Mr. Walter currently serves as a director and officer of a number of public and private corporations, including Anglo Canadian Oil Corp. (TSXV), Red Rock Energy Inc. (TSXV), McGregor Capital Corp. (TSX-V) and Pacific Iron Ore Corp. (TSXV). During the five years preceding the period covered by this report, Mr. Walter was Managing Director of Anglo Potash Ltd. (TSXV), and a Director of AgriTec Systems, Inc. (TSXV), Klondike Capital Corp. (TSX-V), Mystique Energy Inc. (TSXV), PanWestern Energy Ltd. (TSXV), Fair Sky Resources (TSXV), Wellpoint Systems Inc. (TSXV), Maskal Energy Ltd. (TSXV), and Sunshine Capital Corporation (TSXV-delisted). He is a member of the Law Societies of Alberta and Saskatchewan (inactive), as well as the Canadian Bar Association. Mr. Walter is 46 years old.

Rakesh Malhotra - Chief Financial Officer

Mr. Malhotra is a United States certified public accountant and a Canadian chartered accountant with more than 20 years of experience in accounting and finance, including consolidations, treasury management and financial statement audits. Mr. Malhotra graduated with a Bachelor of Commerce (Honours) from the University of Delhi (India), worked for the accounting firm, A.F Ferguson & Co. (KPMG correspondent), and obtained his CA designation in India. His subsequent experience includes five years with the International Bahwan Group of Companies and working for a mid-sized chartered accounting firm in Toronto performing audits of public companies. Mr. Malhotra has worked for over four years as Vice President of Finance for a private group of service companies in Toronto, Ontario, and is currently serving as CFO for Pacific Copper Corp. (OTC-BB), Security Devices International Inc. (OTC-BB), and Dynamic Fuel Systems Inc. (TSXV). He previously served as CFO for Uranium Hunter Corp. (OTC-BB) and Yukon Gold Corp. (OTC-BB). Mr. Malhotra is 54 years old.

Anne Macko – Corporate Secretary

Ms. Macko is an independent consultant with over 25 years experience in administration and holds a Bachelor of Arts degree from Western Illinois University. From October of 2007 to February of 2010 she was affiliated with Lance Capital Ltd., a Canadian management consulting firm that provided the Company with management consulting, administrative and accounting services. Ms. Macko previously held positions with George T. Hall Company, AppleOne, Inc. and Yamas Controls Company. Since February of 2010, Ms. Macko was retained by the Company as a consultant and became an employee in July of 2010. Ms. Macko is 58 years old.

Reorganization of Officers and Directors

Not applicable.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), requires the Company’s directors and officers, and persons who own more than 10% of the registered class of the Company’s equity securities (“Section 16 Persons), to file with the Securities and Exchange Commission (the “SEC”), initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they filed.  Based on the Company’s review of the forms it has received, on reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that during the twelve month period ended June 30, 2011, no Section 16 reports were filed late.

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

(a) Compensation of Officers

The following table shows the compensation paid to the Company’s executive officers during the fiscal years ended June 30, 2011 and 2010:

SUMMARY COMPENSATION TABLE

						Non-equity	Nonqualified
	Year			Stock	Option	incentive plan	deferred	All other
Name and principal	Ended	Salary	Bonus	Awards	Awards	compensation	compensation	compensation	Total
position	June 30,	($)	($)	($)	($)	($)	earnings ($)	($)	($)

Todd D. Montgomery	2011	NIL	NIL	NIL	NIL	NIL	NIL	NIL	0
CEO and Director	2010	NIL	NIL	NIL	25,675	NIL	NIL	NIL	25,675

Mason Douglas	2011	NIL	NIL	NIL	NIL	NIL	NIL	102,000	102,000
President and Director	2010	NIL	NIL	NIL	25,675	NIL	NIL	102,000	127,675

Rakesh Malhotra	2011	NIL	NIL	NIL	NIL	NIL	NIL	13,974	13,974
CFO (1)	2010	NIL	NIL	NIL	1,605	NIL	NIL	13,617	15,222

Randal Ludwar	2011	NIL	NIL	NIL	NIL	NIL	NIL	NIL	0
Director and former CFO (1)	2010	NIL	NIL	NIL	3,210	NIL	NIL	NIL	3,210

Anne Macko	2011	53,375	1,200	NIL	10,954	NIL	NIL	NIL	65,529
Corporate Secretary (2)	2010	NIL	NIL	NIL	3,210	NIL	NIL	52,042	55,252

Roger Hall	2011	NIL	NIL	NIL	NIL	NIL	NIL	74,508	74,508
Former COO and Director (3)	2010	NIL	NIL	NIL	25,675	NIL	NIL	126,832	152,507

Joanne Hughes	2011	NIL	NIL	NIL	NIL	NIL	NIL	NIL	0
Former Corporate Secretary (2)	2010	NIL	NIL	NIL	6,419	NIL	NIL	32,055	38,474

(1)
On October 27, 2009, Mr. Ludwar resigned from his position as Chief Financial Officer (“CFO”) of the Company and remained a member of the Company’s Board of Directors.  On the same date, Mr. Malhotra was appointed CFO of the Company.

(2)	On April 27, 2010 the Company accepted the resignation of Ms. Hughes as Corporate Secretary. On the same date, Company appointed Ms. Macko to the position of Corporate Secretary.

(3)
On January 15, 2010, Mr. Hall resigned as the Company’s Chief Operating Officer (“COO”) and as a member of the Company’s Board of Directors. Mr. Hall, received $74,508 during the fiscal year ended June 30, 2011, and $126,832 during the fiscal year ended June 30, 2010, in connection with his services as a senior geologist for the Company.

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

(c)           Options and Stock Appreciation Rights (SARs)

The following table shows the stock options and stock appreciation rights, if any, granted to the Company’s executive officers as of June 30, 2011:

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

DIRECTOR COMPENSATION TABLE

Name	Year ended June 30,	Fees earned or paid in cash	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Joseph Montgomery Chairman of the Board and Director (1)	2011	NIL	NIL	NIL	NIL	NIL	NIL

Brent Walter Director (2)	2011	NIL	NIL	NIL	NIL	NIL	NIL

(1)	As of June 30, 2011, Mr. Montgomery held no options exercisable for shares of the Company’s stock.
(2)	As of June 30, 2011, Mr. Walter held no options exercisable for shares of the Company’s stock.

No stock options were granted to executive officers or directors during the fiscal year ended June 30, 2011.

No stock options were exercised by executive officers or directors during the fiscal year ended June 30, 2011.

Other Arrangements
None.

Indebtedness of Directors and Executive Officers

None.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of June 30, 2011, we have 70,326,790 shares of common stock issued and outstanding.  We have included in the tables below the number of common shares of the Company held by the officers and directors of the Company as well as the beneficial owners of more than 5% of shares of the Company’s common stock.

Name and Address	Number of shares of	Nature of % of
of Beneficial Owner	Common Stock	ownership	Percentage of Class Held

Pinetree Capital Ltd.	8,177,174	Record	11.63% of Common shares
150 King St. W., Ste 2500
Toronto, ON M5X 1A9

NPT Fund	3,696,098	Record	5.26% of Common shares
c/o Ironshore Partners
P.O. Box 792
West Bay Rd., Unit D
Trafalgar Place, Grand Cayman
Cayman Islands K1Y 1303

Name and Address	Number of Shares of
of Beneficial Owner	Common Stock		Percentage of Class Held

Todd D. Montgomery, CEO	14,436,134	(1) (2)	20.53% of Common shares
1413-43rd Street SW
Calgary, AB T3C 2A3

Joseph Montgomery, Chairman	500,000	(3)	0.71% of Common shares
878 W. 27th Avenue
Vancouver, BC V5Z 2G7

Randal Ludwar, Director	500,000		0.71% of Common shares
1215 Mayberry Crescent
Moose Jaw, SASK S6H 6X7

Brent Walter, Director	1,100,000	(4)	1.56% of Common shares
2417 - 32nd Avenue SW
Calgary, AB T2T 1X4

Mason Douglas, President	550,000		0.78% of Common shares
1022 Memorial Drive NW
Calgary, AB T2N 3E1

Rakesh Malhotra, CFO	16,664	(5)	0.02% of Common shares
4580 Beaufort Terrace
Mississauga, ON L5M 3H7

TOTAL	17,102,798		24.31%

(1)	All of Todd Montgomery’s shares are held by companies that are owned or controlled by Mr. Montgomery.

(2)
As of June 2, 2011, a corporation controlled by Mr. Montgomery acquired 2,608,696 shares of Series A Preferred stock which is 100% of the Series A Preferred stock. Each share of Series A Preferred stock carries one vote.  As a result, as of June 30, 2011, Mr. Montgomery holds voting control of 23.37% of the outstanding equity capital of the Company. Subsequent to the period covered by this report, said corporation converted all of its shares of Series A Preferred Stock to shares of the Company’s common stock. As a result, as of the date this report was filed with the Securities and Exchange Commission, there are no shares of preferred stock of the Company issued and outstanding.  As of the date this report was filed with the Securities and Exchange Commission, Mr. Montgomery controls 17,044,830 shares of common stock representing 23.37% of the outstanding Common shares of the Company.

(3)	400,000 of Joseph Montgomery’s shares are held by family members.

(4)	300,000 of Brent Walter’s shares are held by a family member.

(5)	All of Rakesh Malhotra’s shares are held by a family member.

As a group, management and the directors own or control 24.31% of the issued and outstanding Common shares of Infrastructure Materials Corp.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

A corporation owned and operated by the Company’s President who is also a member of the Company’s Board of Directors, received $102,000 for the President’s services.

The Company recorded expenses of $57,704 for legal services rendered and expenses incurred on behalf of the Company by a law firm, a partner of which is also a member of the Company’s Board of Directors.

The Company’s Chief Financial Officer received $13,974 for consulting services provided to the Company.

The Company’s Corporate Secretary received $54,575 for administrative services provided to the Company.

On February 8, 2011, the Company completed a private placement of 2,083,333 Common Shares at a price of $0.24 per share for total consideration of $500,000 with an entity that is owned and controlled by the Company’s Chief Executive Officer, who is also a member of the Company’s Board of Directors.

On June 1, 2011, the Company completed a private placement of 2,608,696 shares of Series A Preferred Stock at a price of $0.115 per share for total consideration of $300,000 with an entity owned and controlled by the Company’s Chief Executive Officer, who is also a member of the Company’s Board of Directors.  See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In June 2011, 2,450,000 options that were held by Directors and Officers of the Company were terminated by mutual agreement of the Company and the option holders.  In each case, the option price exceeded the price at which the Company’s shares were traded.

Director Independence

We currently have one independent director, as the term “independent” is defined by the rules of the NYSE-AMEX.  (Note-our Shares are not currently listed on the NYSE-AMEX or any other national securities exchange and this reference is used for definitional purposes only.)

Item 14.  Principal Accountant Fees and Expenses

The Company appointed Schwartz Levitsky Feldman, LLP as independent auditors to audit the financial statements of the Company for the fiscal years ended June 30, 2010 and June 30, 2011.

Audit Fees.  The Company paid Schwartz Levitsky Feldman LLP audit and audit related fees of approximately $27,337 and $37,205 for the fiscal years ended June 30, 2010 and June 30, 2011, respectively.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

The Company’s Financial Statements and the Report of Schwartz Levitsky Feldman, LLP for the year ended June 30, 2011 and for the year ended June 30, 2010 are filed as part of this report.

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

21.1	Subsidiaries of the Registrant

23.1	Consent of Schwartz Levitsky Feldman LLP Independent Auditors dated October 13, 2011

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

F-1	Report of Schwartz Levitsky Feldman, LLP dated October 11, 2011

In addition, the following reports are incorporated by reference.

Current Report on Form 8-K “Item 3.02 Unregistered Sales of Securities”, dated February 8, 2011

Current Report on Form 8-K “Item 8.01-Other Events”, dated February 16, 2011

Current Report on Form 8-K “Item 1.01 Entry into a Material Definitive Agreement”, dated February 25,
2011

Current Report on Form 8-K “Item 3.02 Unregistered Sales of Securities”, dated June 2, 2011

Current Report on Form 8-K “Item 8.01-Other Events”, dated June 8, 2011

Current Report on Form 8-K “Item 5.03 Amendment to Articles of Incorporation”, dated July 29, 2011

Current Report on Form 8-K “Item 1.01 Entry into a Material Definitive Agreement”, dated August 24, 2011

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th  day of October, 2011.

SIGNATURE	TITLE	DATE

/s/Todd D. Montgomery	Chief Executive Officer	October 13, 2011
Todd D. Montgomery

/s/Mason Douglas	President	October 13, 2011
Mason Douglas

/s/Rakesh Malhotra	Chief Financial Officer	October 13, 2011
Rakesh Malhotra

SIGNATURE	TITLE	DATE

/s/Todd D. Montgomery	Chief Executive Officer and	October 13, 2011
Todd D. Montgomery	Director

/s/Mason Douglas	President and Director	October 13, 2011
Mason Douglas

/s/ Randal Ludwar	Director	October 13, 2011
Randal Ludwar

/s/ Joseph Montgomery	Chairman of the Board and	October 13, 2011
Joseph Montgomery	Director

/s/ Brent Walter	Director	October 13, 2011
Brent Walter

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2011 AND 2010

(Amounts expressed in US Dollars)

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of June 30, 2011 and June 30, 2010	F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2011 and June 30, 2010 and for the period from inception (June 3, 1999) to June 30, 2011	F-4

Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2011 and June 30, 2010 and for the period from inception (June 3, 1999) to June 30, 2011	F-5

Consolidated Statements of Cash Flows for the year ended June 30, 2011 and June 30, 2010 and for the period from inception (June 3, 1999) to June 30, 2011	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Infrastructure Materials Corp.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Infrastructure Materials Corp. (the “Company”) as at June 30, 2011 and 2010 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for the years ended June 30, 2011 and 2010 and for the period from inception (June 3, 1999) to June 30, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infrastructure Materials Corp. as at June 30, 2011 and 2010 and the results of its operations and its cash flows for the years ended June 30, 2011 and 2010 and for the period from inception (June 3, 1999) to June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company is an exploration stage company and has no established source of revenues. These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in the notes to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
October 11, 2011	Licensed Public Accountants

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Balance Sheets as at
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

	June 30,	June 30,
	2011	2010
	$	$
ASSETS
Current
Cash and cash equivalents	317,912	1,598,248
Short term investments	83,604	586,745
Marketable securities (Note 14)	68,429	-
Prepaid expenses and other receivables	103,807	39,843

Total Current Assets	573,752	2,224,836

Restricted Cash (Note 15)	82,500	82,500
Reclamation Deposit (Note 16)	240,805	-

Plant and Equipment, net (Note 4)	828,905	971,280
Mineral Property Interests (Note 12)	514,525	514,525

Total Assets	2,240,487	3,793,141

LIABILITIES
Current
Accounts payable	52,197	93,410
Accrued liabilities (Note 10)	103,903	117,152

Total Current Liabilities	156,100	210,562

Deferred Revenue (Note 14)	93,429	-
Asset Retirement Obligation (Note 17)	22,455	-

Total Liabilities	271,984	210,562

Going Concern (Note 2)
Commitments and Contingencies (Note 7)
Subsequent Events (Note 19)
Related Party Transactions (Note 9)

Redeemable Preferred Stock (Note 18)	300,000	-

STOCKHOLDERS' EQUITY
Capital Stock (Note 5)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, 2,608,696 shares of redeemable preferred stock issued and outstanding (2010 – None) (Note 18)	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 70,326,790 issued and outstanding (2010 – 68,193,457)	7,033	6,819
Additional Paid-in Capital	21,120,247	20,511,458
Deficit Accumulated During the Exploration Stage	(19,458,777)	(16,935,698)

Total Stockholders' Equity	1,668,503	3,582,579

Total Liabilities and Stockholders' Equity	2,240,487	3,793,141

(The accompanying notes are an integral part of these consolidated financial statements.)

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Operations and Comprehensive Loss for the
Years Ended June 30, 2011 and 2010 and the Period from Inception (June 3, 1999) to June 30, 2011
(Amounts expressed in US Dollars)

	Cumulative	For the	For the
	since	year ended	year ended
	inception	June 30, 2011	June 30, 2010
	$	$	$
Operating Expenses

General and administration	9,078,138	899,059	1,386,637
Project expenses	9,879,485	1,479,229	2,018,538
Depreciation	1,035,862	147,148	177,321

Total Operating Expenses	19,993,485	2,525,436	3,582,496

Loss from Operations	(19,993,485)	(2,525,436)	(3,582,496)
Other income-interest	386,516	2,357	28,898
Other income-gain on bargain purchase (Note 12)	238,645	-	238,645

Interest Expense	(90,453)	-	-

Loss and Comprehensive Loss before Income Taxes	(19,458,777)	(2,523,079)	(3,314,953)

Provision for income taxes	-	-	-

Net Loss and Comprehensive Loss	(19,458,777)	(2,523,079)	(3,314,953)

Loss per Weighted Average Number of Shares Outstanding
-Basic and Fully Diluted		(0.04)	(0.05)

Weighted Average Number of Shares Outstanding During the Periods
-Basic and Fully Diluted		69,047,201	60,710,641

(The accompanying notes are an integral part of these consolidated financial statements.)

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Changes in Stockholder’s Equity for the
Years Ended June 30, 2011 and 2010 and the Period from Inception (June 3, 1999) to June 30, 2011
(Amounts expressed in US Dollars)

					Deficit
					Accumulated
	Common Stock		Additional	Deferred	during the	Total
	Number		Paid-in	Stock	Exploration	Stockholders'
	of Shares	Amount	Capital	Compensation	Stage	Equity
		$	$	$	$	$
For the period from inception (June 3, 1999) through July 1, 2004	1	-	5,895		(5,895)	-
Net (loss)	-	-	910		(910)	-
Balance, June 30, 2005	1	-	6,805	-	(6,805)	-
Contribution to additional paid-in capital	-	-	3,024			3,024
Cancelled shares	(1)	-	(1)			(1)
Common shares issued for nil consideration	14,360,000	1,436	(1,436)		-	-
Common shares issued for cash	2,050,000	205	414,795		-	415,000
Subscription for stock			300,000		-	300,000
Stock issuance cost	-	-	(24,500)		-	(24,500)
Net loss	-	-	-		(87,574)	(87,574)
Balance, June 30, 2006	16,410,000	1,641	698,687	-	(94,379)	605,949

Common shares issued for cash	3,395,739	340	548,595		-	548,935
Common shares issued to agents in lieu of commission for placement of common shares and convertible debentures	1,064,000	106	265,894		-	266,000
Common shares issued for acquisition of interests in mineral claims	3,540,600	354	884,796		-	885,150
Common shares issued for acquisition of interests in mineral claims	1,850,000	185	462,315		-	462,500
Common shares issued for acquisition interests in a refinery	88,500	9	22,116		-	22,125
Common shares issued for purchase of a mill with capital equipments	6,975,000	697	1,743,053		-	1,743,750
Stock issuance cost			(59,426)			(59,426)
Stock based compensation			30,026			30,026
Net loss for the year ended June 30, 2007		-	-	-	(2,845,424)	(2,845,424)
Balance, June 30, 2007	33,323,839	3,332	4,596,056	-	(2,939,803)	1,659,585

Common stock issued to consultants	3,000,000	300	2,249,700	(1,875,000)	-	375,000
Stock based compensation		-	139,272		-	139,272
Warrant modification expense			844,423			844,423
Conversion of convertible debentures with accrued interest	7,186,730	719	3,590,801	-	-	3,591,520
Common shares issued for acquisition of interests in mineral claims	175,000	18	104,982			105,000
Common stock issued to a consultant	100,000	10	57,990			58,000
Amortization of deferred stock compensation				562,500		562,500
Net loss for the year					(4,635,465)	(4,635,465)
Balance June 30, 2008	43,785,569	4,379	11,583,224	(1,312,500)	(7,575,268)	2,699,835

Common shares issued for cash (net)	7,040,000	704	3,372,296	-	-	3,373,000
Common stock issued to a consultant	75,000	7	43,493	-	-	43,500
Common stock issued on acquisition of a subsidiary	397,024	40	31,722	-	-	31,762
Common shares issued on warrant exercises	8,900,907	890	2,224,337	-	-	2,225,227
Stock based compensation			814,050			814,050
Warrant modification expense			346,673			346,673
Amortization of deferred stock compensation				1,125,000		1,125,000
Net loss for the year					(6,045,477)	(6,045,477)
Balance June 30, 2009	60,198,500	6,020	18,415,795	(187,500)	(13,620,745)	4,613,570

Common shares issued for cash	6,973,180	697	1,603,134			1,603,831
Common stock issued on acquisition of a subsidiary	1,021,777	102	275,778			275,880
Stock based compensation			216,751		-	216,751
Amortization of deferred stock compensation				187,500		187,500
Net loss for the year					(3,314,953)	(3,314,953)
Balance June 30, 2010	68,193,457	6,819	20,511,458	-	(16,935,698)	3,582,579

Common shares issued for cash	2,083,333	209	499,791			500,000
Stock based compensation			101,503		-	101,503
Common stock options exercised	50,000	5	7,495		-	7,500
Net loss for the year					(2,523,079)	(2,523,079)
Balance June 30, 2011	70,326,790	7,033	21,120,247	-	(19,458,777)	1,668,503

(The accompanying notes are an integral part of these consolidated financial statements.)

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Cash Flows for the
Years Ended June 30, 2011 and 2010 and the Period from Inception (June 3, 1999) to June 30, 2011
(Amounts expressed in US Dollars)

	Cumulative	For the	For the
	Since	year ended	year ended
	Inception	June 30, 2011	June 30, 2010
	$	$	$
Cash Flows from Operating Activities
Net loss	(19,458,777)	(2,523,079)	(3,314,953)
Adjustment for:
Depreciation	1,035,862	147,148	177,321
Amortization of debt issuance cost	247,490	-	-
Loss on disposal of plant and equipment	10,524	-	10,524
Gain on Bargain Purchase (Note 12)	(238,645)	-	(238,645)
Stock based compensation	1,301,602	101,503	216,751
Warrant modification expense	1,191,096	-	-
Shares issued for mineral claims, as part of project expenses	1,452,650	-	-
Shares issued for consultant services expensed	2,351,500	-	187,500
Shares issued on acquisition of subsidiary	31,762	-	-
Increase in Asset Retirement Obligation (Note 17)	22,455	22,455	-
Interest on convertible debentures	90,453	-	-
Changes in non-cash working capital
Prepaid expenses	(103,807)	(63,964)	165,639
Accounts payable	52,197	(41,213)	(93,590)
Accrued liabilities	104,344	(13,249)	33,251

Net cash used in operating activities	(11,909,294)	(2,370,399)	(2,856,202)

Cash Flows from Investing Activities
Decrease (Increase) in Short-term investments	(83,604)	503,141	2,530,058
Increase in Reclamation Deposit (Note 16)	(240,805)	(240,805)	-
Increase in Restricted Cash	(82,500)	-	(82,500)
Cash received for option on claims and included in Deferred revenue*	25,000	25,000	-
Acquisition of plant and equipment for cash	(111,750)	(4,773)	(17,205)
Proceeds from sale of plant and equipment	2,500	-	-

Net cash provided (used) in investing activities	(491,159)	282,563	2,430,353

Cash Flows from Financing Activities
Issuance of common shares for cash	6,894,571	500,000	1,603,831
Issuance of preferred shares for cash	300,000	300,000	-
Issuance of common shares for option exercise	7,500	7,500	-
Issuance of common shares for warrant exercises	2,225,227	-	-
Issuance of convertible debentures subsequently converted to cash	3,501,067	-	-
Stock and debenture placement commissions paid in cash	(210,000)	-	-

Net cash provided by financing activities	12,718,365	807,500	1,603,831

Net Change in Cash	317,912	(1,280,336)	1,177,982

Cash- beginning of period	-	1,598,248	420,266

Cash - end of period	317,912	317,912	1,598,248

Supplemental Cash Flow Information

Interest Paid	-	-	-

Income taxes paid	-	-	-

* Excludes receipt of marketable securities for $68,429, being a non-cash item included in Deferred Revenue

(The accompanying notes are an integral part of these consolidated financial statements.)

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

1.	Nature of Business and Operations

The focus of Infrastructure Materials Corp. (the “Company”) is on the exploration and development, if feasible, of limestone, silver and other metals from its claims in the States of Nevada and Arizona and the Canadian province of Manitoba.

The Company’s limestone assets are held by its wholly-owned subsidiary, Infrastructure Materials Corp US (“IMC US”), a Nevada Corporation, which was acquired as of November 7, 2008.   As of the date of the financial statements, IMC US controls 12 limestone Projects in Nevada, made up of 782 mineral claims covering approximately 16,156 acres. IMC US has acquired 100% of the Mineral Rights on an additional 1,120 acres, 50% of the Mineral Rights on 7,400 acres, and 25% of the Mineral Rights on 160 acres. IMC US also holds 14 mineral exploration permits covering approximately 7,939 acres at two projects in the state of Arizona. The Company does not consider the claims, exploration permits or mineral rights to be material at this time and has expensed related costs to project expense.  The Company’s assessment of the claims, exploration permits and mineral rights may change after exploration of the claims.  Subsequent to the date of the financial statements, 124 mineral claims in Nevada were abandoned. Please refer to Note 19, Subsequent Events.

On December 18, 2008, the Company incorporated a second wholly owned subsidiary in the State of Delaware under its former name, “Silver Reserve Corp.” referred to herein as “SRC.”  The Company assigned all fourteen of its silver/base metal projects in Nevada to this subsidiary. As of June 1, 2010, SRC terminated its interests in one of the projects.  As of the date of the financial statements, the remaining thirteen claim groups contain 416 mineral claims covering approximately 8,553 acres and 10 patented claims and 2 leased patented claims covering approximately 238 acres. SRC also has a milling facility located in Mina, Nevada on six mill site claims covering 30 acres.

In December 2009, the Company further expanded its limestone exploration activities by acquiring Canadian Infrastructure Corp. (“CIC”), a Canadian corporation, which controlled 95 limestone quarry leases issued by the province of Manitoba, Canada, covering 6090 hectares (15,049 acres).  The Company acquired CIC pursuant to a Share Exchange Agreement (the “CIC Agreement”) between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009. Mr. Montgomery was the sole shareholder of CIC.  Because Mr. Montgomery is also the Company’s Chief Executive Officer and a member of its Board of Directors, the CIC Agreement was approved by the disinterested members of the Company’s Board of Directors on November 27, 2009, after obtaining an independent appraisal and market study for the properties.  Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 Shares of the Company.  The CIC Agreement closed on February 9, 2010.  As of the date of the financial statements, CIC controls 35 quarry leases, covering approximately 2,381 hectares (5,883 acres).   Also see Note 12, Mineral Property Interests.

The consolidated financial statements include the accounts of the Company and its subsidiaries, IMC US, SRC, and CIC.  All material inter-company accounts and transactions have been eliminated.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

2.	Going Concern

The Company is in the exploration stage and has not yet realized revenues from its planned operations.  The Company has incurred a cumulative loss of $19,458,777 from inception to June 30, 2011.  The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no source of operating revenue and expects to incur significant expenses before establishing operating revenue. Due to continuing operating losses and cash outflows from continuing operations, the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. In the event that the Company is unable to raise additional capital, as to which there is no assurance, the Company will not be able to continue doing business. The Company’s future success is dependent upon its continued ability to raise sufficient capital, not only to finance its operating expenses, but to continue its exploration activities and its assessments of the commercial viability of its claims. There is no assurance that such capital will be available on acceptable terms, if at all, or that the Company will attain profitable levels of operation.

The Company has funded operations through the issuance of capital stock, convertible debentures and redeemable preferred stock.  In May and June of 2006, the Company closed a private placement of its common stock for gross proceeds of $415,000.  During the year ended June 30, 2007 the Company raised $848,935 (including $300,000 received in the prior year as stock subscriptions) through a private placement of its common stock for cash.  The Company also issued Convertible Debentures in the amount of $1,020,862 during the year ended June 30, 2006 and issued Convertible Debentures in the amount of $2,480,205 during the year ended June 30, 2007.  During the year ended June 30, 2009, the Company completed private placements of common stock for proceeds of $3,373,000 net of cash expenses. During the year ended June 30, 2009, the Company also issued common stock as a result of warrant exercises for proceeds of $2,225,227. In June 2010 and February 2011 the Company completed private placements of its common stock for gross proceeds of $1,603,831 and $500,000, respectively.  In June 2011 the Company completed a private placement of redeemable preferred stock for gross proceeds of $300,000.  Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from production of minerals or metals on its properties, if feasible.

These financial statements have been prepared in accordance with United States generally accepted accounting principles applicable to a going concern. Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and satisfy its liabilities and commitments in other than the normal course of business and at amounts different from those in the accompanying financial statements.

3.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and their basis of application is consistent with that of the previous year.  Outlined below are the significant accounting policies:

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies - Cont’d

Basis of Presentation

a)	Cash and Cash Equivalents

Cash consists of cash and cash equivalents, which are short-term, highly liquid investments with original terms to maturity of 90 days or less.

b)	Short-Term Investments and Marketable Securities

Short-term investments represent bank deposits with maturities greater than three months and less than one year. These deposits are classified as held-for-trading and, due to the short-term maturity of these instruments, are reflected at carrying value, which is equivalent to their fair value.

The Company’s marketable securities are classified as “available for sale.”  The Company includes these investments in current assets at fair value.  Realized gains and losses are included in income when the securities are sold.

c)	Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force ("EITF") Issue 04-2.  The Company assesses the carrying costs for impairment under ASC 930 at each fiscal quarter end.   The Company has determined that, except for the amount capitalized as Mineral Property Interests for $514,525 (See Note 12, Mineral Property Interests), all property payments are impaired and accordingly the Company has written off the acquisition costs to project expenses.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized.  Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies - Cont’d

e)	Financial Instruments

The fair market value of the Company’s financial instruments comprising cash and cash equivalents, short term investments, marketable securities and restricted cash were estimated to approximate their carrying values due to short-term maturity of these financial instruments. The Company maintains cash balances at financial institutions. The Company has not experienced any material losses in such accounts.

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
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies - Cont’d

g)	Asset Retirement Obligation

The Company follows ASC 410-20 (Pre-Codification SFAS No. 143) "Accounting for Asset Retirement Obligations", that addresses financial accounting and reporting for reclamation obligations. ASC 410-20 requires recognition of the present value of obligations associated with the obligation for site reclamation and similar activities relating to its mining interests. Over time, accretion of the liability is recognized as an operating expense.  See Note 17.

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

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to convertible preferred stock, stock options and warrants for each year. There were no common equivalent shares outstanding at June 30, 2011 and 2010 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

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

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies - Cont’d

l)	Concentration of Credit Risk

The Company does not have significant off-balance sheet risk or credit risk concentration.

m)	Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from such estimates. Significant estimates include the carrying value of mineral property interests, estimated useful lives of plant and equipment, accruals for liabilities, calculations of stock based compensation, the determination of asset retirement obligations and the provision for income taxes.

n)	Comprehensive Income or Loss

The Company reports comprehensive income or loss in its consolidated financial statements. In addition to items included in net income or loss, comprehensive income or loss includes items currently charged or credited directly to stockholders’ equity, such as foreign currency translation adjustments.

o)	Redeemable Preferred Stock

Redeemable preferred stock (and, if ever, any other redeemable financial instrument the Company may enter into) is initially evaluated for possible classification as liabilities in instances where redemption is certain to occur. Redeemable preferred stock classified as liabilities is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity or mezzanine classification based upon the nature of the redemption features. Generally, any feature that could require cash redemption for matters not within the Company’s control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. Redeemable preferred stock that is recorded in the mezzanine section is accreted to its redemption value through charges to stockholders’ equity when redemption is probable using the effective interest method. See Note 18 for further disclosures about the Company’s redeemable preferred stock.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies - Cont’d

p)	Recent Accounting Pronouncements

On July 1, 2010, the Company adopted ASU 2010-06. ASU 2010-06 updates FASB ASC 820, Fair Value Measurements. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. There was no material impact on the Company’s financial statements related to the adoption of this guidance.

Business Combinations: In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The new guidance specifies that when comparative financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The new guidance applies prospectively to us for business combinations which occur on or after July 1, 2011. The impact of these new provisions on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

Fair Value: In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards (“IFRSs”). The new guidance also changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB’s intent about the application of existing fair value measurements. The new guidance applies prospectively and is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of the new provisions to have a material impact on our financial condition, results of operations or cash flows.

Comprehensive Income: In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The new guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. If presented in a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with a total of comprehensive income in that statement. If presented in the two-statement approach, the first statement which is the statement of net income, should present components of net income and total net income followed consecutively by a second statement which is the statement of other comprehensive income, that should present the components of other comprehensive income, total other comprehensive income and a total amount for comprehensive income. Regardless of the method used, the entity if required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The new guidance is effective retrospectively for fiscal years, and interim periods within those fiscal years beginning after December 15, 2011. We do not expect the adoption of the new provisions to have a material impact on our financial condition, results of operations or cash flows.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

4.	Plant and Equipment, Net

	June 30, 2011		June 30, 2010
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Office, furniture and fixtures	3,623	2,041	3,623	1,646
Computer equipment	14,448	5,615	14,448	1,831
Leasehold improvements	-	-	-	-
Plant and Machinery	1,514,511	822,601	1,514,511	700,499
Tools	11,498	4,799	6,725	4,157
Vehicles	76,928	43,371	76,928	34,981
Consumables	64,197	61,857	64,197	59,516
Moulds	900	738	900	668
Mobile Equipment	73,927	48,530	73,927	42,181
Factory Buildings	74,849	16,424	74,849	13,349
	1,834,881	1,005,976	1,830,108	858,828

Net carrying amount	828,905		971,280
Depreciation charges	147,148		177,321

5.	Issuance of Common Shares and Warrants

Year ended June 30, 2011

On September 30, 2010, the Company issued 50,000 shares of its common stock (“Common Shares” or a “Common Share”) pursuant to the exercise of options granted in accordance with its employee stock option plan (the “2006 Stock Option Plan”).  Also see Note 6, Stock Based Compensation.

On February 8, 2011, the Company completed a private placement (the “Private Placement”) of 2,083,333 Common Shares at a price of $0.24 per share for total consideration of $500,000. The Private Placement was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to an exemption afforded by Regulation S promulgated thereunder (“Regulation S”).  The sole investor (the “Investor”) participating in the private placement was a non-U.S. corporation that is owned and controlled by Todd D. Montgomery, the Company’s Chief Executive Officer and a member of its Board of Directors.  The Investor and Mr. Montgomery are not “U.S. Person(s)” as that term is defined in Regulation S.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

5.	Issuance of Common Shares and Warrants - Cont’d

Year ended June 30, 2010

The Company entered into an agreement to acquire CIC as a wholly-owned subsidiary, pursuant to the CIC Agreement between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009. Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 shares of the Company.   The CIC Agreement closed on February 9, 2010. Also see Note 1, Nature of Business and Operations, and Note 12, Mineral Property Interests.

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

On December 11, 2008, the Board of Directors approved a one time offer to all warrant holders to reduce the exercise price of all unexercised warrants from $0.75 to $0.25 per Share, if the warrants were exercised prior to February 28, 2009. An analysis of this modification of warrants determined that the reduction in the exercise price of the warrants increased the value of the warrants by $346,673. This increase was calculated using the Black Scholes method of valuation using the following factors:

Risk free rate	2.95%
Expected dividends	0%
Forfeiture rate	0%
Volatility	264.73%
Warrant modification expense	$346,673

Of the 3,520,000 Warrants issued on August 22, 2008, the Company received elections to purchase 2,820,000 common shares under the exercise of warrants at $0.25 per share.  The 700,000 unexercised warrants issued on August 22, 2008 with an exercise price of $0.75 per share and the 294,000 Broker Warrants issued during the year ended June 30, 2009 at an exercise price of $0.50 per Unit expired on September 1, 2010.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

5.	Issuance of Common Shares and Warrants - Cont’d

	Number of
	Warrants	Exercise
	Granted	Prices	Expiry Date
		$

Outstanding at June 30, 2008 and average exercise price	7,702,348	0.73
Granted in year 2008-2009	3,520,000	0.75	Sept. 1, 2010
Granted in year 2008-2009	294,000	0.50	Sept. 1, 2010
Exercised in year 2008-2009	(8,900,907)	0.75
Expired in year 2008-2009	-	-
Cancelled	-	-
Outstanding at June 30, 2009 and average exercise price	2,615,441	0.66

Granted in year 2009-2010	-	-
Exercised in year 2009-2010	-	-
Expired in year 2009-2010 (granted in 2007)	(700,214)	(0.50)
Expired in year 2009-2010 (granted in 2008)	(921,227)	(0.75)
Cancelled	-	-
Outstanding at June 30, 2010 and average exercise price	994,000	0.66

Granted in year 2010-2011	-	-
Exercised in year 2010-2011	-	-
Expired in year 2010-2011 (granted in 2009)	(294,000)	(0.50)
Expired in year 2010-2011 (granted in 2009)	(700,000)	(0.75)
Cancelled	-	-
Outstanding at June 30, 2011 and average exercise price	-	-

6.	Stock Based Compensation

In April 2006, the Board of Directors approved the Company’s 2006 Stock Option Plan, the purpose of which was to enhance the Company's stockholder value and financial performance by attracting, retaining and motivating the Company's officers, directors, key employees, consultants and its affiliates and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company's success through stock ownership.

Under the 2006 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company could be granted options to acquire shares of the Company’s common stock at the fair market value of the stock on the date of grant.  Options may have a term of up to 10 years.  The total number of shares reserved for issuance under the 2006 Stock Option Plan was 5,000,000.  At a meeting of shareholders held on July 29, 2011, the shareholders of the Company approved a new stock option plan.  See Note 19, Subsequent Events.  No further options will be issued under the 2006 Stock Option Plan.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

6.	Stock Based Compensation - Cont’d

Year ended June 30, 2011

On September 30, 2010, 50,000 options issued in accordance with the Company’s 2006 Stock Option Plan were exercised and 200,000 options expired.

On October 15, 2010, 300,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

On November 18, 2010, the Company granted options to an employee to purchase up to 250,000 common shares at an exercise price of $0.16 per share.  These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at a rate of 1/12 each month until fully vested.  The options were granted with a term of 5 years.

On November 24, 2010, the Company granted options to an employee to purchase up to 150,000 common shares at an exercise price of $0.16 per share.  These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vest at a rate of 1/12 each month until fully vested.  The options were granted with a term of 5 years.

In June 2011, 3,700,000 options were terminated by mutual agreement of the Company and the option holders.  In each case, the option price exceeded the price at which the Company’s shares were traded.

On June 30, 2011, 50,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

Year ended June 30, 2010

On September 14, 2009, the Company terminated its consulting services agreement with a consultant effective as of October 15, 2009. The 300,000 options previously granted to the consultant were set to expire October 15, 2010.

On October 23, 2009, the Company granted options to a consultant to purchase 25,000 common shares at an exercise price of $0.33 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vested at the rate of 1/3 each month until fully vested. The options granted have a term of 5 years.

On January 15, 2010, Roger M. Hall resigned as the Company’s Chief Operating Officer and as a member of the Company’s Board of Directors.  The options previously granted to Mr. Hall were set to expire as follows: 200,000 options to acquire Shares at $0.15 per Share to expire on April 15, 2010; 200,000 options to acquire Shares at $0.15 per Share to expire on December 10, 2013 and 250,000 to acquire Shares at $0.30 per Share to expire on April 9, 2012.

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
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

6.	Stock Based Compensation - Cont’d

Year ended June 30, 2010 – Cont’d

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

Effective June 1, 2010, the Company granted to a consultant options to purchase up to 250,000 common shares at an exercise price of $0.25 per share. The term of the option grant was tied to the term of the consulting agreement pursuant to which the options were granted to expire on the date that is 90 days after the termination of the consulting agreement.  The consulting agreement had a one-year term, but could be terminated at any time by the Company upon 30-days prior written notice or by the consultant upon the occurrence of certain events defined in the consulting agreement.  The options vested at the rate of 20,833 options per month during the term of the consulting agreement.  These options were not granted pursuant to the Company’s 2006 Stock Option Plan.  Upon exercise of the options, the consultant would receive restricted shares which could not be re-sold unless their re-sale was registered by the Company pursuant to the Securities Act of 1933 or there was an exemption for the re-sale of such shares such as the exemption afforded by Rule 144.  The consulting agreement underlying the options was allowed to expire on May 31, 2011.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

6.	Stock Based Compensation - Cont’d

For the year ended June 30, 2011, the Company recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

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

Date of grant	Risk free rate	Volatility factor	Expected Dividends	Forfeiture rate	Expected life	Exercise price	Total number of options granted	Grant date fair value	Stock-based compensation cost expensed during the year ended June 30, 2011	Unexpended Stock-based compensation cost deferred over the vesting period
15-Jan-2010	2.61%	137.23%	0%	0%	5 years	$0.25	250,000	$0.22	$32,342	$-
17-Feb-2010	2.61%	138.74%	0%	0%	5 years	$0.28	100,000	$0.25	$15,708	$-
26-Apr-2010	2.61%	145.58%	0%	0%	5 years	$0.23	50,000	$0.23	$9,285	$-
1-Jun-2010	2.61%	145.23%	0%	0%	15 months	$0.25	250,000	$0.07	$14,937	$-
18-Nov-2010	3.00%	150.49%	0%	0%	5 years	$0.16	250,000	$0.15	$18,277	$-
24-Nov-2010	3.00%	149.97%	0%	0%	5 years	$0.16	150,000	$0.15	$10,954	$-

Total									$101,503	$-

As of June 30, 2011, there were no unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the years ended June 30, 2011 and June 30, 2010, was $101,503 and $216,751, respectively.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

6.	Stock Based Compensation - Cont’d

The following tables summarize the options outstanding as of June 30, 2011 and 2010, and the option activity for the years then ended:

		Remaining	Remaining
		contractual	contractual
	Option Price	life (in years)	life (in years)	Number of options:
Expiry Date	Per Share	2011	2010	2011	2010
Sep 30, 2010	$0.15	-	0.26	-	250,000
Oct 15, 2010	$0.15	-	0.30	-	300,000
June 30, 2011	$0.47	-	1.01	-	50,000
Aug 30, 2011	$0.25	0.18	1.18	250,000	250,000
April 9, 2012	$0.30	0.80	1.80	50,000	1,800,000
April 16, 2012	$0.30	0.82	1.82	50,000	50,000
Jan 23, 2013	$0.30	-	2.61	-	50,000
April 1, 2013	$0.35	1.79	2.79	50,000	50,000
Dec 10, 2013	$0.15	2.50	3.50	75,000	1,475,000
Feb 2, 2014	$0.31	2.65	3.65	150,000	150,000
Oct 22, 2014	$0.33	3.38	4.38	25,000	25,000
Jan 14, 2015	$0.25	3.61	4.61	250,000	250,000
Feb 16, 2015	$0.28	-	4.70	-	100,000
Apr 25, 2015	$0.23	3.89	4.89	50,000	50,000
Options outstanding at end of year				950,000	4,850,000
Weighted average exercise price at end of year				$0.26	$0.23
Weighted average remaining contractual life (in years)				2.07	2.43

			Number of options:
			2011	2010
Outstanding, beginning of year			4,850,000	4,639,583
Granted			400,000	675,000
Expired			(550,000)	(464,583)
Exercised			(50,000)	-
Forfeited			-
Cancelled			(3,700,000)	-
Outstanding, end of year			950,000	4,850,000
Exercisable, end of year			950,000	4,366,666

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

7.	Commitments and Contingencies

On August 1, 2006, the Company acquired the Pansy Lee Claims Group from Anglo Gold Mining Inc. in exchange for 1,850,000 shares of the Company’s common stock pursuant to an Asset Purchase Agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”).  Pursuant to the Pansy Lee Purchase Agreement, a 2% net smelter royalty pertains to 8 of the 30 claims in this group.  In the event that any one or more of the 8 claims becomes a producing claim, our revenue is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue.  Gross revenue would be calculated after commercial production commences and includes the aggregate of the following amounts: revenue received by the Company from arm’s length purchasers of all mineral products produced from the property, the fair market value of all products sold by the Company to persons not dealing with the Company at arms length and the Company’s share of the proceeds of insurance on products.  From such revenue, the Company would be permitted to deduct:  sales charges levied by any sales agent on the sale of products; transportation costs for products; all costs, expenses and charges of any nature whatsoever which are either paid or incurred by the Company in connection with the refinement and beneficiation of products after leaving the property and all insurance costs and taxes.

On September 14, 2007, the Company engaged Lumos & Associates, Inc. (“Lumos”) to complete the regulatory permitting process for the Company’s Mill in Mina, Nevada.  The estimated total consideration to be paid under the contract is $351,300 and was subsequently increased to $361,300.  The permitting process is being carried out in twelve stages. The completion date has not been determined. The Company is required to authorize in writing each stage of the work before the work proceeds. In December 2010 this contract was assigned by Lumos to Tetra Tech, Inc. by mutual agreement of the Company, Lumos, and Tetra Tech, Inc.  As of June 30, 2011, the Company had recorded total expenses of $353,450 for this contract (June 30, 2010 - $318,832).

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”).  The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years.  Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the Bureau of Land Management (“BLM”) prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement.  As of the date of the financial statements, the undertakings described in (1) and (3) above have been completed and (2) above is in progress.  The 25 Option Claims together with 124 mineral claims staked by the Company have previously been referred to as the “Medicine Claim Group.”

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

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

7.	Commitments and Contingencies - Cont’d

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

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

7.	Commitments and Contingencies - Cont’d

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

Effective July 1, 2010, the Company entered into an employment agreement with an individual to provide business and administrative services. The employment agreement has a term of one year and is automatically renewable thereafter. Either party may terminate the employment agreement upon 60 days notice. During the term of the employment agreement the Company will pay the individual no less than $6,083 per month and reimburse related business expenses.

Effective July 1, 2010, the Company entered into an employment agreement with an individual to provide receptionist and administrative services at its Reno, Nevada corporate headquarters.  The employment agreement has a term of one year and is automatically renewable thereafter. Either party may terminate the employment agreement upon 30 days notice. Pursuant to this employment agreement, the Company will pay no less than $51,000 per year for such services.

On February 25, 2011, SRC entered into an option and joint venture agreement (the “Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly-owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project Claim Group (the “NL Project”) for total consideration of $350,000 and 1,925,000 shares of IMMC’s common stock (the “Consideration”).  The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47.  Under the terms of the Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period.  In the event of early termination, IMMI is not entitled to the return of Consideration previously paid to SRC.  If the NL Project is determined to be economically feasible, based upon criteria contained in the Option Agreement, SRC will be required to fund its portion of an operating budget proposed by IMMI in order to retain its 15% interest in the NL Project and to acquire a 15% interest in IMMI’s Nivloc Mine Project (the NL Project and the Nivloc Mine Project, collectively, the “IMMI Project”).  In the event that SRC decides not to fund its portion of the budget, its 15% interest would be forfeited, but SRC would be entitled to a 2% net smelter return royalty if and when the IMMI Project enters the production phase. Upon funding of the operating budget and SRC’s acquisition of a 15% interest in the IMMI Project, SRC and IMMI would enter into a joint venture agreement.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

7.	Commitments and Contingencies - Cont’d

As of June 8, 2011, the Company’s wholly-owned subsidiary, SRC, signed a non-binding letter of intent (the “LOI”) with MGold Resources Inc. (“MGold”), pursuant to which MGold would have an option to earn a 50% interest in each of SRC’s Silver Queen and Klondyke Claim Groups.  The LOI was followed by the signing of an option agreement dated as of August 19, 2011.  See Note 19, Subsequent Events, for a summary of the terms and conditions of the option agreement.

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the years ended June 30, 2011, and June 30, 2010, were $31,549 and $24,007, respectively.  As of June 30, 2011, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2012, June 30, 2013, and June 30, 2014, are $17,005, $338, and $0, respectively.

Maintaining Claims in Good Standing

The Company is required to pay to the BLM on or before September 1st of each year, a fee in the amount of $140 per mineral claim held by the Company.  The total amount paid on August 30, 2011, was $148,680 for 1,062 claims held by the Company at that date.

The Company is also required to pay on or before November 1st of each year, annual fees to counties in Nevada in which the claims are held.  In September 2011, the Company paid $11,187 to nine counties in Nevada for annual claims-related fees.

The Company also holds 10 patented claims and 2 leased patented claims in Nevada.  A patented claim is fee simple title to the property.  Patented claims are subject to taxes assessed by the local community based on assessment rates set annually.

As of the date of the financial statements, the Company holds 14 mineral exploration permits covering 20 sections or portions of sections in the state of Arizona.  Mineral exploration permits have a duration of one year from the date of issuance.  The permits can be renewed for up to four additional one-year terms for a total of five years and provide the holder of the permit with an exclusive right to explore for minerals within the state land covered by the permit and to apply for mineral leases to such land.  The holder of a permit may remove from the land only the amount of material required for sampling and testing and is responsible for any damage or destruction caused by the holder’s exploration activities.  The holder of a permit is entitled to ingress and egress to the covered site along routes approved by the Arizona State Land Department.  IMC US has posted a bond required by the state of Arizona to back any reclamation required as a result of work performed.  The permit is renewable if the holder has expended not less than $10.00 per acre during each of the first two year-long periods and $20.00 per acre during each of the next three year-long periods.  Each permit fee is $500 per year plus $2.00 per acre for the first two years and $1.00 per acre per year for the following three years.  Upon termination of a mineral exploration permit, the state of Arizona is entitled to information collected by the permit holder.  In the event that a permit holder discovers a valuable mineral deposit, the permit holder may apply to the Arizona State Land Department for a mineral lease having a term of 20 years and renewable for an additional 20 years.  A permit holder shall be the preferred recipient of the mineral lease, provided that all applicable requirements are met.  A mineral lease entitles the lessee to develop and establish a mine on the leased premises, provided that a mine plan and all necessary approvals are obtained.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

7.	Commitments and Contingencies - Cont’d

Each of the Company’s quarry leases located in Manitoba, Canada is renewable annually upon payment of rent to the province of Manitoba in the amount of CDN$24 per hectare or fraction thereof.  During the fiscal year ended June 30, 2011, the Company paid CDN$57,504 in rent for these leases.

8.	Income Taxes

The Company's current and deferred income taxes are as follows:

	2011	2010

Loss before income taxes	$(2,523,079)	$(3,314,953)

Expected income tax recovery at the statutory rate of 29.5%	$(744,308)	$(977,911)
Increase in income taxes resulting from:
Permanent differences	29,943	(6,459)
Valuation allowance	714,365	984,370

Provision for income taxes	$-	$-

The Company has deferred income tax assets as follows:

	2011	2010

Net operating loss carry forward	$15,750,751	$13,267,628

Deferred Income tax on loss carry forward	$4,646,471	$3,913,950
Temporary differences (due to timing difference between
tax value and book value)	90,536	108,692
Valuation allowance for deferred income tax assets	(4,737,007)	(4,022,642)

Deferred income taxes	$-	$-

As of June 30, 2011, the Company has non-capital losses of approximately $15,750,751 available to offset future taxable incomes which expire as follows:

2026	$64,024
2027	$2,324,117
2028	$3,474,713
2029	$4,536,752
2030	$2,868,022
2031	$2,483,123
$15,750,751

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

9.	Related Party Transactions

There are no amounts owed to or from related parties as of June 30, 2011, and June 30, 2010.

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the Company and the related parties.

Year ended June 30, 2011

A corporation owned and operated by the Company’s President who is also a member of the Company’s Board of Directors, received $102,000 for the President’s services.

The Company recorded expenses of $57,704 for legal services rendered and expenses incurred on behalf of the Company by a law firm, a partner of which is also a member of the Company’s Board of Directors.

The Company’s Chief Financial Officer received $13,974 for consulting services provided to the Company.

The Company’s Corporate Secretary received $54,575 for administrative services provided to the Company.

On February 8, 2011, the Company completed a private placement of 2,083,333 Common Shares at a price of $0.24 per share for total consideration of $500,000 with an entity that is owned and controlled by the Company’s Chief Executive Officer, who is also a member of the Company’s Board of Directors.

On June 1, 2011, the Company completed a private placement of 2,608,696 shares of Series A Preferred Stock at a price of $0.115 per share for total consideration of $300,000 with an entity owned and controlled by the Company’s Chief Executive Officer, who is also a member of the Company’s Board of Directors.  See Note 18, Redeemable Preferred Stock.

In June 2011, 2,450,000 options that were held by Directors and Officers of the Company were terminated by mutual agreement of the Company and the option holders.  In each case, the option price exceeded the price at which the Company’s shares were traded.

Year ended June 30, 2010

The Company entered into an agreement to acquire CIC as a wholly-owned subsidiary, pursuant to the CIC Agreement between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009. Mr. Montgomery was the sole shareholder of CIC as well as the Company’s Chief Executive Officer and a member of its Board of Directors.  The CIC Agreement was approved by the disinterested members of the Company’s Board of Directors on November 27, 2009, after obtaining an independent appraisal and market study for the quarry leases owned by CIC.  Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 Shares of the Company.  The CIC Agreement closed on February 9, 2010.  Also see Note 12, Mineral Property Interests.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

9.	Related Party Transactions – Cont’d

On January 15, 2010, Roger M. Hall resigned as the Company’s Chief Operating Officer and as a member of the Company’s Board of Directors.  Mr. Hall subsequently resigned as Vice President - Exploration of IMC US.  As of January 12, 2010, the Company terminated its Independent Contractor Agreement with Mr. Hall dated April 1, 2007. Both parties waived any applicable notice periods and the termination was effective immediately.  The stock options previously granted to Mr. Hall were set to expire as follows: 200,000 options to acquire Shares at $0.15 per Share to expire on April 15, 2010; 200,000 options to acquire Shares at $0.15 per Share to expire on December 10, 2013 and 250,000 to acquire Shares at $0.30 per Share to expire on April 9, 2012. There were no disagreements between Mr. Hall and the Company with respect to the Company’s management, policies, procedures, internal controls or public disclosure documents.

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

Anne Macko was appointed Corporate Secretary on April 27, 2010, and received $10,667 from her appointment to June 30, 2010 for administrative services provided to the Company.

A corporation owned and operated by the Company’s President who is also a member of the Company’s Board of Directors, received $102,000 for the President’s services.

A law firm, a partner of which is also a member of the Company’s Board of Directors, was paid $62,234 for legal services rendered and expenses incurred on behalf of the Company.

The Chief Financial Officer of the Company, received $13,617 for consulting services provided to the Company.

On June 25, 2010, the Company completed a private placement that included 6,000,000 Common Shares at a price of $0.23 per share for total consideration of $1,380,000 with an entity that is owned and controlled by the Company’s Chief Executive Officer, who is also a member of the Company’s Board of Directors.

10.	Accrued Liabilities

Accrued liabilities are comprised of the following:

	2011	2010
	$	$
Professional fees for year-end reporting and audit and audit	30,000	32,000
Reclamation Bonding	19,818	67,652
Unbilled fees for legal services	53,914	-
Other	171	17,500
Total	103,903	117,152

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

11.	Geographic Location of Assets

All assets in the financial statements are located in the State of Nevada, United States of America except for Cash and Cash equivalents of $93,460 and Mineral Property Interests of $514,525, which are located in Canada.

12.	Mineral Property Interests

The Company entered into an agreement to acquire, as a wholly-owned subsidiary, Canadian Infrastructure Corp., a Canadian corporation, pursuant to a Share Exchange Agreement (the “CIC Agreement”) dated as of December 15, 2009, between the Company, CIC and Todd D. Montgomery.  Also see Note 9, Related Party Transactions.  Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 Shares of the Company.  The CIC Agreement closed on February 9, 2010.

The Company accounted for the acquisition of CIC as a business combination under the acquisition method as discussed in FASB ASC Topic 805.  ASC 805 requires acquisition-date fair value measurement of identifiable assets, liabilities assumed and non-controlling interests in the acquiree.  The only assets acquired were CIC’S quarry leases having a fair value of $514,525 (CAD $550,000) that were recorded as an asset, “Mineral Property Interests,” on the date of acquisition.  The Company obtained an independent appraisal and market study to determine the fair value of the quarry leases acquired.  The stock of the Company traded at $0.27 per share on February 9, 2010, and the Company recorded a $275,880 increase in shareholders’ equity reflecting the issuance of 1,021,777 common shares of the Company in exchange for all issued and outstanding shares of CIC.  There were no liabilities recorded in the financial records of CIC as of the date of acquisition.  Further, the Company acquired all the issued and outstanding shares of CIC, resulting in the absence of non-controlling interests in the acquiree yielding a bargain purchase price of $238,645 that has been recorded as Other Income in the Company’s Consolidated Statements of Operations and Comprehensive Loss.  Costs incurred in connection with the acquisition were expensed.

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

An update of the independent appraisal indicated the fair value of the quarry leases was unchanged as of the date of the financial statements.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

13.	Fair Value of Financial Instruments

The fair values of financial assets measured in the balance sheet as of June 30, 2011 are as follows:

Balance sheet classification and nature	Carrying Amount $	Quoted prices in active markets for identical assets (Level 1) $	Significant observable inputs (Level 2) $	Unobservable inputs (Level 3) $

Assets
Cash and cash equivalents	317,912	317,912
Short term investments	83,604	83,604
Marketable securities	68,429	68,429
Restricted Cash	82,500	82,500

The fair values of financial assets measured in the balance sheet as of June 30, 2010 are as follows:

Balance sheet classification and nature	Carrying Amount $	Quoted prices in actice markets for identical assets (Level 1) $	Significant observable inputs (Level 2) $	Unobservable inputs (Level 3) $

Assets
Cash and cash equivalents	1,598,248	1,598,248
Short term investments	586,745	586,745

14.	Deferred Revenue and Marketable Securities

On February 25, 2011, SRC entered into an option and joint venture agreement (the “Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly-owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project Claim Group (the “NL Project”) for total consideration of $350,000 and 1,925,000 shares of IMMC’s common stock (the “Consideration”).  The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47.  Under the terms of the Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period.  As of the date of the financial statements, the Company had received Consideration of $93,429, consisting of 275,000 shares of IMMC with a fair market value of $68,429 that is recorded as Marketable Securities in the Company’s Consolidated Balance Sheets and $25,000 in cash.  Because IMMI’s interest in the NL Project vests at the end of the five-year period, this Consideration is accounted for in the Consolidated Balance Sheets as Deferred Revenue, a non-current liability.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

15.	Restricted Cash

Amounts reflected as Restricted Cash represent collateral pledged toward reclamation liabilities assessed by the BLM.  Periodically, the BLM may require the Company to pledge additional cash collateral or the Company may be allowed to remove restrictions on this cash by completing its reclamation obligations, as the case may be. Prior year amounts were reclassified for comparability.

16.	Reclamation Deposit

The Company posted a reclamation bond of $240,805 pursuant to the Plan of Operations for its Blue Nose limestone project, as required by the BLM to secure remediation costs if the project is abandoned or closed. The Company must complete certain reclamation work for these funds to be released, but may leave the bond in place for future exploration programs, even if such reclamation work is completed.

17.	Asset Retirement Obligation

The Company is required to recognize a liability for its legal obligation to perform reclamation and disturbance monitoring activities once any of its projects are abandoned or closed. Although these activities are conditional upon future events, the Company is required to make a reasonable estimate of the fair value of the liability. Based on the existing level of ground disturbance and monitoring requirements, the discounted asset retirement obligations ("ARO's") were estimated to be $22,455 as of June 30, 2011, assuming payments made over a three-year period.

Determination of the undiscounted ARO and the timing of these obligations were based on internal estimates using information currently available and existing regulations.

At the end of each reporting period, ARO’s are equal to the present value of all estimated future costs required to remediate any ground disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. A liability for an asset retirement obligation may be incurred over more than one reporting period if the events that create the obligation occur over more than one reporting period. Any incremental liability incurred in a subsequent reporting period shall be considered to be an additional layer of the original liability. Each layer shall be initially measured at fair value. Included in this liability are the costs of reclamation and monitoring and maintenance costs. Discount rates typically range between 10% and 12%. The Company’s entire 2011 ARO as of June 30, 2011 relates to the Blue Nose project.

18.	Redeemable Preferred Stock

Redeemable preferred stock represents preferred stock that is either redeemable for cash on a specific date or contingently redeemable for cash for events that are not within the control of management. Preferred stock where redemption for cash is certain to occur is classified in liabilities. The Company currently has no preferred stock classified in liabilities. The Company’s Series A Convertible Preferred Stock is redeemable preferred stock and is required to be classified outside of stockholders’ equity (in the mezzanine section). Redeemable preferred stock as of June 30, 2011 equals $300,000.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

18.	Redeemable Preferred Stock – Cont’d

Terms, Features and Conditions of the Company’s Series A Redeemable Preferred Stock:

Series	Date of Designation	Number of Shares	Par Value	Stated Value	Conversion
A	6/1/2011	2,608,696	$0.0001	$0.115	$0.115

The Company’s Series A Convertible Preferred Stock has voting rights equal to the if-converted number of common shares.

Series A Convertible Preferred Stock

On June 1, 2011, the Company entered into a subscription agreement pursuant to which 2,608,696 shares of the Company’s newly designated Series A Convertible Preferred Stock (“Series A Preferred Stock”), par value $0.0001, were purchased at a price of $0.115 per share (the “Purchase Price”) for an aggregate purchase price of $300,000. The Series A Preferred Stock provides for dividends only if and when declared by the Board. Each holder of Series A Preferred Stock has the right to vote equal to the number of conversion shares issuable upon conversion of the Preferred Stock in all matters as to which shareholders are required or permitted to vote.

The Purchase Price was based on the weighted average trading price of the Company’s Common Shares on the OTC Bulletin Board for the fifteen trading days prior to June 1, 2011, the date of the Subscription Agreement.  The sole purchaser (the “Purchaser”) participating in the subscription agreement was a non-U.S. corporation that is controlled by Todd D. Montgomery, the Company’s Chief Executive Officer and a member of its Board of Directors.  The issuance of the Series A Preferred Stock was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.  The Purchaser and Mr. Montgomery are not “U.S. Person(s)” as that term is defined in Regulation S.

The Company evaluated the Series A Preferred Stock for classification. The Series A Preferred Stock is redeemable at any time on or after the first anniversary of the closing absent the Company’s ability to net share settle. This term and feature does not rise to the level of “unconditionally” redeemable for purposes of liability classification. The Company then evaluated the conversion feature embedded in the Series A Preferred Stock, and certain other features (i.e. the contingent redemption elements) for classification and measurement. Generally, embedded terms and features that both (i) meet the definition of derivatives and (ii) are clearly and closely related to the host contract in terms of risks, do not require bifurcation and separate measurement. In order to develop these conclusions, the Company first evaluated the hybrid contract to determine if the hybrid contract, with all features included, was more akin to an equity instrument or a debt instrument. Significant indicators of equity were that the instrument does not have a term or a maturity date; it is a perpetual financial instrument, the non-existence of a cumulative dividend feature and the existence of voting rights based upon the if-converted number of common shares. The sole indicator of debt was the Holder’s ability to redeem the preferred stock upon the occurrence of a specific event. The weight of these indicators led the Company to the conclusion that the hybrid contract was more akin to an equity instrument. Accordingly, the conversion option does not require bifurcation because its risks and the risks of the hybrid are clearly and closely related.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

18.	Redeemable Preferred Stock – Cont’d

Further consideration of the classification of the Series A Preferred Stock as either equity or mezzanine was required. Generally, redeemable instruments, where redemption is either stated or outside the control of management, require classification outside of stockholders’ equity. Because the instrument is redeemable at any time on or after the first anniversary of the closing absent the Company’s ability to net share settle, the instrument is required to be classified outside of stockholders’ equity in the mezzanine.

On September 29, 2011, all of the Company’s Series A Preferred stock was converted to Common Shares. Also See Note 19, Subsequent Events.

19.	Subsequent Events

Based on a review of all of the Company’s mineral claims, on August 30, 2011 the Company abandoned certain limestone mineral claims held by IMC US that it determined are not in the Company’s best interests to retain.

•	5 of the 9 Buffalo Mountain mineral claims were retained and 4 mineral claims were abandoned.
•	13 of the 25 Burnt Springs mineral claims were retained and 12 mineral claims were abandoned.
•	44 of the 87 Jumbled Mountain mineral claims were retained and 43 mineral claims were abandoned.
•	31 of the 53 MM mineral claims were retained and 22 mineral claims were abandoned.
•	19 of the 35 Pequop mineral claims were retained and 16 mineral claims were abandoned.
•	23 of the 45 Ragged Top mineral claims were retained and 22 mineral claims were abandoned.
•	7 of the 12 Rock Hill mineral claims were retained and 5 mineral claims were abandoned.

The Company held an annual meeting of shareholders on July 29, 2011. At the meeting, the shareholders of the Company elected all five (5) of the Company’s director nominees, approved and adopted an amendment increasing the number of authorized Common Shares to 500,000,000, ratified the appointment of Schwartz Levitsky Feldman LLP as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2011, and approved the adoption of the Company’s new stock option plan (the “New Plan”). The New Plan replaces the Company’s 2006 Stock Option Plan. The terms of the New Plan include, among others, that (a) the Company may issue options in a number up to a maximum of 10% of the outstanding Common Shares, and (b) outstanding stock options previously granted pursuant to the 2006 Stock Option Plan will remain in effect and be exercisable in accordance with, and be deemed to be issued under, the terms of the New Plan.

On August 1, 2011 the Company filed with the Secretary of State of the State of Delaware a certificate of amendment (the “Amendment”) to the Company’s certificate of incorporation containing the change in the number of authorized Common Shares approved by shareholders on July 29, 2011. The Amendment increased from 100,000,000 to 500,000,000 the number of authorized Common Shares, par value $0.0001.

As of August 24, 2011, the Company borrowed $100,000 from Mont Strategies Inc., a corporation that is owned and controlled by Todd D. Montgomery, the Company’s Chief Executive Officer.  The loan was made pursuant to a promissory note that calls for all principal and interest to be paid on the second anniversary of such promissory note (August 24, 2013).  The principal amount of the promissory note bears interest at four percent (4%) per annum and may be prepaid by the Company at any time without penalty.  The Company intends to use the proceeds of the promissory note for working capital.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Amounts expressed in US Dollars)

19.	Subsequent Events – Cont’d

On August 24, 2011, the Company’s wholly-owned subsidiary, SRC, entered into an option agreement dated as of August 19, 2011 (the “Option Agreement”) with MGold Resources Inc. (“MGold”), pursuant to which MGold will have an option (the “Option) to earn a 50% interest in each of  SRC’s Silver Queen Claim Group (the “Silver Queen Property”) and Klondyke Claim Group (the “Klondyke Property”) after expenditure of certain Option Costs and the full payment of the Cash Consideration, as defined below. The Silver Queen Property consists of 147 mineral claims and the Klondyke Property consists of 118 mineral claims, with both Properties located in Esmeralda County, Nevada. The Option Agreement was preceded by a Letter of Intent between SRC and MGold dated as of June 8, 2011. Under the terms of the Option Agreement, MGold is required to advance exploration expenditures totaling CDN$4,000,000 with regards to the Silver Queen Property and CDN$1,350,000 with regards to the Klondyke Property (together, the “Option Costs”).  MGold also will make total cash payments to SRC of CDN$2,000,000 for the Silver Queen Property and CDN$265,000 for the Klondyke Property (together, the “Cash Consideration”). The Option Costs are to be made over a period of 30 months, and the Cash Consideration is to be paid over a period of 33 months.  Upon full expenditure of the Option Costs and payment of the total Cash Consideration, the Option can be exercised and MGold will hold a 50% equity interest in each of the Silver Queen Property and Klondyke Property.  Following exercise of the Option, SRC and MGold will enter into a joint venture with regards to the operation of the properties.  During the period prior to the exercise of the Option, MGold has the right to discontinue its Option with respect to either property and retain its Option with respect to the other property. On September 26, 2011, the Company received CDN$180,000 from MGold representing the first Cash Consideration payment.

On September 1, 2011, SRC engaged Tetra Tech, Inc. to complete the exploration permitting activities for its Silver Queen property near Silver Peak, Nevada.  The estimated total consideration to be paid under the agreement is $68,900.

On August 31, 2011 250,000 options that were not granted pursuant to the Company’s 2006 Stock Option Plan expired.

On September 2, 2011, the Company received $35,000 and 300,000 shares of IMMC’s common stock pursuant to the option agreement between SRC and IMMI, IMMC’s wholly-owned subsidiary, as further described in Note 7, Commitments and Contingencies.

On September 29, 2011, 2,608,696 outstanding shares of the Company’s Series A Convertible Preferred stock were converted to 2,608,696 Common Shares, which results in an increase of $261 and $299,739 to common stock and additional paid-in capital, respectively.