Form 10-Q
period 2011-09-30
INFRASTRUCTURE MATERIALS CORP.
filed 2011-11-14
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X]       No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]       No [X]

The number of shares of registrant’s common stock outstanding as of October 31, 2011 was 72,935,486.

INFRASTRUCTURE MATERIALS CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

CONTENTS

Interim Consolidated Balance Sheets as of September 30, 2011 (unaudited) and June 30, 2011 (audited)	4
Interim Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2011 and September 30, 2010, and for the period from inception to September 30, 2011	5
Interim Consolidated Statements of Changes in Stockholders' Equity for the three months ended September 30, 2011 and for the period from inception to September 30, 2011	6
Interim Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and September 30, 2010, and for the period from inception to September 30, 2011	7
Condensed Notes to Interim Consolidated Financial Statements	8 - 25

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Balance Sheets as at
September 30, 2011 and June 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	September 30,	June 30,
	2011	2011
	$	$
	(unaudited)	(audited)
ASSETS
Current
Cash and cash equivalents	262,226	317,912
Short term investments	33,643	83,604
Marketable securities (Note 10)	85,025	68,429
Prepaid expenses and other receivables	180,933	103,807

Total Current Assets	561,827	573,752

Restricted Cash (Note 5)	82,500	82,500
Reclamation Deposit (Note 6)	240,805	240,805

Plant and Equipment, net (Note 7)	797,815	828,905
Mineral Property Interests (Note 8)	514,525	514,525

Total Assets	2,197,472	2,240,487

LIABILITIES
Current
Accounts payable	34,229	52,197
Accrued liabilities	137,732	103,903
Note Payable (Note 9)	100,416	-

Total Current Liabilities	272,377	156,100

Deferred Revenue (Note 10)	368,643	93,429
Asset Retirement Obligation (Note 11)	23,016	22,455

Total Liabilities	664,036	271,984

Going Concern (Note 2)
Commitments and Contingencies (Note 15)
Related Party Transactions (Note 16)
Subsequent Event (Note 17)

Redeemable Preferred Stock (Note 12)	-	300,000

STOCKHOLDERS' EQUITY
Capital Stock (Note 13)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding (June 30, 2011 – 2,608,696) (Note 12)	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 72,935,486 issued and outstanding (June 30, 2011 – 70,326,790)	7,294	7,033
Additional Paid-in Capital	21,419,986	21,120,247
Accumulated Other Comprehensive Loss	(48,568)	-
Deficit Accumulated During the Exploration Stage	(19,845,276)	(19,458,777)

Total Stockholders' Equity	1,533,436	1,668,503

Total Liabilities and Stockholders' Equity	2,197,472	2,240,487

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Operations and Comprehensive Loss
For the three months ended September 30, 2011 and September 30, 2010 and the Period from Inception (June 3, 1999) to September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the
		three months	three months
	Cumulative	ended	ended
	since	September 30,	September 30,
	inception	2011	2010
	$	$	$
Operating Expenses

General and administration	9,294,225	216,087	198,759
Project expenses	10,018,542	139,057	1,093,390
Depreciation	1,066,952	31,090	36,787

Total Operating Expenses	20,379,719	386,234	1,328,936

Loss from Operations	(20,379,719)	(386,234)	(1,328,936)
Other income-interest	386,667	151	1,014
Other income-gain on bargain purchase (Note 8)	238,645	-	-
Interest Expense	(90,869)	(416)	-

Loss before Income Taxes	(19,845,276)	(386,499)	(1,327,922)

Provision for income taxes	-	-	-

Net Loss	(19,845,276)	(386,499)	(1,327,922)

Unrealized loss on marketable securities (Note 10)		(48,568)	-

Comprehensive Loss		(435,067)	(1,327,922)

Loss per Weighted Average Number of Shares Outstanding
-Basic and Fully Diluted		(0.01)	(0.02)

Weighted Average Number of Shares Outstanding During the Periods
-Basic and Fully Diluted		70,383,501	68,194,000

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Financial Statements of Changes in Stockholders’ Equity
From Inception (June 3, 1999) to September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

					Deficit
					Accumulated	Accumulated
	Common Stock		Additional	Deferred	during the	Other	Total
	Number		Paid-in	Stock	Exploration	Comprehensive	Stockholders'
	of Shares	Amount	Capital	Compensation	Stage	Loss	Equity
		$	$	$	$	$	$
For the period from inception (June 3, 1999) through July 1, 2004	1	-	5,895		(5,895)		-
Net (loss)	-	-	910		(910)		-
Balance June 30, 2005 (audited)	1	-	6,805	-	(6,805)		-
Contribution to additional paid-in capital	-	-	3,024				3,024
Cancelled shares	(1)	-	(1)				(1)
Common shares issued for nil consideration	14,360,000	1,436	(1,436)		-		-
Common shares issued for cash	2,050,000	205	414,795		-		415,000
Subscription for stock			300,000		-		300,000
Stock issuance cost	-	-	(24,500)		-		(24,500)
Net loss for the year	-	-	-		(87,574)		(87,574)
Balance June 30, 2006 (audited)	16,410,000	1,641	698,687	-	(94,379)		605,949

Common shares issued for cash	3,395,739	340	548,595		-		548,935
Common shares issued to agents in lieu of commission for placement of common shares and convertible debentures	1,064,000	106	265,894		-		266,000
Common shares issued for acquisition of interests in mineral claims	3,540,600	354	884,796		-		885,150
Common shares issued for acquisition of interests in mineral claims	1,850,000	185	462,315		-		462,500
Common shares issued for acquisition interests in a refinery	88,500	9	22,116		-		22,125
Common shares issued for purchase of a mill with capital equipments	6,975,000	697	1,743,053		-		1,743,750
Stock issuance cost			(59,426)				(59,426)
Stock based compensation			30,026				30,026
Net loss for the year		-	-	-	(2,845,424)		(2,845,424)
Balance June 30, 2007 (audited)	33,323,839	3,332	4,596,056	-	(2,939,803)		1,659,585

Common stock issued to consultants	3,000,000	300	2,249,700	(1,875,000)	-		375,000
Stock based compensation		-	139,272		-		139,272
Warrant modification expense			844,423				844,423
Conversion of convertible debentures with accrued interest	7,186,730	719	3,590,801	-	-		3,591,520
Common shares issued for acquisition of interests in mineral claims	175,000	18	104,982				105,000
Common stock issued to a consultant	100,000	10	57,990				58,000
Amortization of deferred stock compensation				562,500			562,500
Net loss for the year					(4,635,465)		(4,635,465)
Balance June 30, 2008 (audited)	43,785,569	4,379	11,583,224	(1,312,500)	(7,575,268)		2,699,835

Common shares issued for cash (net)	7,040,000	704	3,372,296	-	-		3,373,000
Common stock issued to a consultant	75,000	7	43,493	-	-		43,500
Common stock issued on acquisition of a subsidiary	397,024	40	31,722	-	-		31,762
Common shares issued on warrant exercises	8,900,907	890	2,224,337	-	-		2,225,227
Stock based compensation			814,050				814,050
Warrant modification expense			346,673				346,673
Amortization of deferred stock compensation				1,125,000			1,125,000
Net loss for the year					(6,045,477)		(6,045,477)
Balance June 30, 2009 (audited)	60,198,500	6,020	18,415,795	(187,500)	(13,620,745)		4,613,570

Common shares issued for cash	6,973,180	697	1,603,134				1,603,831
Common stock issued on acquisition of a subsidiary	1,021,777	102	275,778				275,880
Stock based compensation			216,751				216,751
Amortization of deferred stock compensation				187,500			187,500
Net loss for the year					(3,314,953)		(3,314,953)
Balance June 30, 2010 (audited)	68,193,457	6,819	20,511,458	-	(16,935,698)		3,582,579

Common shares issued for cash	2,083,333	209	499,791				500,000
Stock based compensation			101,503				101,503
Common stock options exercised	50,000	5	7,495				7,500
Net loss for the year					(2,523,079)		(2,523,079)
Balance June 30, 2011 (audited)	70,326,790	7,033	21,120,247	-	(19,458,777)		1,668,503

Preferred shares converted to common shares	2,608,696	261	299,739				300,000
Unrealized loss on marketable securities						(48,568)	(48,568)
Net loss for the period					(386,499)		(386,499)
Balance September 30, 2011 (unaudited)	72,935,486	7,294	21,419,986	-	(19,845,276)	(48,568)	1,533,436

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Cash Flows
For the three months ended September 30, 2011 and September 30, 2010 and for the period from Inception (June 3, 1999) to September 30, 2011.
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Cumulative	For the three	For the three
	Since	months ended	months ended
	Inception	September 30, 2011	September 30, 2010
	$	$	$
Cash Flows from Operating Activities
Net loss	(19,845,276)	(386,499)	(1,327,922)
Adjustment for:
Depreciation	1,066,952	31,090	36,787
Amortization of debt issuance cost	247,490	-	-
Loss on disposal of plant and equipment	10,524	-	-
Gain on Bargain Purchase (Note 8)	(238,645)	-	-
Stock based compensation	1,301,602	-	27,119
Warrant modification expense	1,191,096	-	-
Shares issued for mineral claims, as part of project expenses	1,452,650	-	-
Shares issued for consultant services expensed	2,351,500	-	-
Shares issued on acquisition of subsidiary	31,762	-	-
Accretion of Asset Retirement Obligation (Note 11)	23,016	561	-
Interest accrued on promissory note	416	416	-
Interest on convertible debentures	90,453	-	-
Changes in non-cash working capital
Prepaid expenses	(180,933)	(77,126)	(56,396)
Accounts payable	34,229	(17,968)	338,826
Accrued liabilities	138,173	33,829	(11,937)

Net cash used in operating activities	(12,324,991)	(415,697)	(993,523)

Cash Flows from Investing Activities
Decrease (Increase) in Short-term investments	(33,643)	49,961	(820)
Increase in Reclamation Deposit	(240,805)	-	-
Increase in Restricted Cash	(82,500)	-	-
Cash received for option on claims and included in Deferred revenue (Note 10)*	235,050	210,050	-
Acquisition of plant and equipment for cash	(111,750)	-	-
Proceeds from sale of plant and equipment	2,500	-	-

Net cash provided (used) in investing activities	(231,148)	260,011	(820)

Cash Flows from Financing Activities
Issuance of common shares for cash	6,894,571	-	-
Issuance of preferred shares for cash	300,000	-	-
Issuance of common shares for option exercise	7,500	-	7,500
Issuance of common shares for warrant exercises	2,225,227	-	-
Issuance of promissory note	100,000	100,000	-
Issuance of convertible debentures subsequently converted to cash	3,501,067	-	-
Stock and debenture placement commissions paid in cash	(210,000)	-	-

Net cash provided by financing activities	12,818,365	100,000	7,500

Net Change in Cash	262,226	(55,686)	(986,843)

Cash- beginning of period	-	317,912	1,598,248

Cash - end of period	262,226	262,226	611,405

Supplemental Cash Flow Information

Interest Paid	-	-	-

Income taxes paid	-	-	-

* Excludes receipt of marketable securities for $133,593, being a non-cash item included in Deferred Revenue

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Infrastructure Materials Corp. (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (GAAP); however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at September 30, 2011 and June 30, 2011, the results of its operations for the three-month periods ended September 30, 2011 and September 30, 2010, and its cash flows for the three-month periods ended September 30, 2011 and September 30, 2010. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three-month period ended September 30, 2011 are not necessarily indicative of results to be expected for the full year.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Infrastructure Materials Corp US (“IMC US”), Silver Reserve Corp. (“SRC” or “Silver Reserve”) and Canadian Infrastructure Corp. (“CIC”). All material inter-company accounts and transactions have been eliminated.

2.	Going Concern

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $19,845,276 from inception to September 30, 2011. The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no source of operating revenue and expects to incur significant expenses before establishing operating revenue. Due to continuing operating losses and cash outflows from continuing operations, the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. In the event that the Company is unable to raise additional capital, as to which there is no assurance, the Company will not be able to continue doing business. The Company’s future success is dependent upon its continued ability to raise sufficient capital, not only to finance its operating expenses, but to continue its exploration activities and its assessments of the commercial viability of its claims. There is no assurance that such capital will be available on acceptable terms, if at all, or that the Company will attain profitable levels of operation.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

2.	Going Concern – Cont’d

The Company has funded operations primarily through the issuance of capital stock, convertible debentures and redeemable preferred stock. In May and June of 2006, the Company closed a private placement of its common stock for gross proceeds of $415,000. During the year ended June 30, 2007 the Company raised $848,935 (including $300,000 received in the prior year as stock subscriptions) through private placement of its common stock for cash. The Company also issued Convertible Debentures in the amount of $1,020,862 during the year ended June 30, 2006 and issued Convertible Debentures in the amount of $2,480,205 during the year ended June 30, 2007. During the fiscal year ended June 30, 2009, the Company completed private placements of common stock for proceeds of $3,373,000 net of cash expenses and issued common stock as a result of warrant exercises for proceeds of $2,225,227. In June 2010 and February 2011 the Company completed private placements of its common stock for gross proceeds of $1,603,831 and $500,000, respectively. In June 2011 the Company completed a private placement of redeemable preferred stock for gross proceeds of $300,000. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from production of minerals or metals on its properties, if feasible.

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

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as the FASB Emerging Issues Task Force ("EITF") Issue 04-2. The Company assesses the carrying costs for impairment under ASC 930 at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. The Company has determined that, except for the amount capitalized as Mineral Property Interests for $514,525 (See Note 8, Mineral Property Interests), all property payments are impaired and accordingly the Company has written off the acquisition costs to project expenses. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

To date, mineral property exploration costs have been expensed as incurred. To date the Company has not established any proven or probable reserves on its mineral properties.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

3.	Nature of Operations – Cont’d

The Company’s limestone subsidiary, IMC US, controls 12 limestone Projects in Nevada, made up of 658 mineral claims covering approximately 13,594 acres on land owned or controlled by the United States Department of Interior Bureau of Land Management (“BLM”). IMC US has acquired 100% of the Mineral Rights on an additional 1,120 acres, 50% of the Mineral Rights on 7,400 acres, and 25% of the Mineral Rights on 160 acres. IMC US also holds 14 mineral exploration permits covering approximately 7,939 acres at two projects in the state of Arizona.

On December 18, 2008, the Company incorporated a second wholly owned subsidiary in the state of Delaware under its former name, “Silver Reserve Corp.” The Company assigned all fourteen of its silver/base metal projects in Nevada to this subsidiary. As of June 1, 2010, SRC terminated its interests in one of the projects. SRC’s remaining thirteen claim groups contain 416 mineral claims covering approximately 8,553 acres and 10 patented claims and 2 leased patented claims covering approximately 238 acres. SRC also has a milling facility located in Mina, Nevada on six mill site claims covering approximately 30 acres.

In December 2009, the Company further expanded its limestone exploration activities by acquiring CIC, its wholly-owned Canadian subsidiary, which controlled 95 limestone quarry leases issued by the province of Manitoba, Canada, covering 6090 hectares (15,049 acres). The Company acquired CIC pursuant to a Share Exchange Agreement (the “CIC Agreement”) between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009. Mr. Montgomery was the sole shareholder of CIC. Because Mr. Montgomery is also the Company’s Chief Executive Officer and a member of its Board of Directors, the CIC Agreement was approved by the disinterested members of the Company’s Board of Directors on November 27, 2009, after obtaining an independent appraisal and market study for the properties. Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 shares of the Company. The CIC Agreement closed on February 9, 2010. Also see Note 8, Mineral Property Interests. In January 2011 and May 2011, the Company decided to forfeit a total of 60 quarry leases covering approximately 3,709 hectares (9,166 acres). As of September 30, 2011, CIC controls 35 quarry leases covering 2,381 hectares (5,883 acres).

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

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.	Fair Value of Financial Instruments

The fair values of financial assets measured in the balance sheet as of September 30, 2011 are as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	262,226	262,226
Short term investments	33,643	33,643
Marketable securities	85,025	85,025
Restricted Cash	82,500	82,500

The fair values of financial assets measured in the balance sheet as of June 30, 2011 are as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	317,912	317,912
Short term investments	83,604	83,604
Marketable securities	68,429	68,429
Restricted Cash	82,500	82,500

5.	Restricted Cash

Amounts reflected as Restricted Cash represent collateral pledged toward reclamation liabilities assessed by the BLM. Periodically, the BLM may require the Company to pledge additional cash collateral or the Company may be allowed to remove restrictions on this cash by completing its reclamation obligations, as the case may be.

6.	Reclamation Deposit

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

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Plant and Machinery	15%	declining balance method
Tools	25%	declining balance method
Vehicles	20%	declining balance method
Consumables	50%	declining balance method
Molds	30%	declining balance method
Mobile Equipment	20%	declining balance method
Factory Buildings	5%	declining balance method

	September 30, 2011		June 30, 2011
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Computer equipment	14,448	6,278	14,448	5,615
Office, furniture and fixtures	3,623	2,121	3,623	2,041
Plant and Machinery	1,514,511	848,548	1,514,511	822,601
Tools	11,498	5,217	11,498	4,799
Vehicles	76,928	45,048	76,928	43,371
Consumables	64,197	62,149	64,197	61,857
Molds	900	750	900	738
Mobile Equipment	73,927	49,800	73,927	48,530
Factory Buildings	74,849	17,155	74,849	16,424
	1,834,881	1,037,066	1,834,881	1,005,976

Net carrying amount		797,815		828,905
Depreciation charges		31,090		147,148

8.	Mineral Property Interests

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

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.	Mineral Property Interests – Cont’d

The Company accounted for the acquisition of CIC as a business combination under the acquisition method as discussed in FASB ASC Topic 805. ASC 805 requires acquisition-date fair value measurement of identifiable assets, liabilities assumed and non-controlling interests in the acquiree. The only assets acquired were CIC’S quarry leases having a fair value of $514,525 (CAD $550,000) that were recorded as an asset, “Mineral Property Interests,” on the date of acquisition. The Company obtained an independent appraisal and market study to determine the fair value of the quarry leases acquired. The stock of the Company traded at $0.27 per share on February 9, 2010, and the Company recorded a $275,880 increase in shareholders’ equity reflecting the issuance of 1,021,777 shares of its common stock (“Common Shares” or a “Common Share”) in exchange for all of the issued and outstanding shares of CIC. There were no liabilities assumed by the Company and no non-controlling interests in CIC, yielding a bargain purchase price of $238,645 that was recorded as Other Income in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Costs incurred in connection with the acquisition were expensed.

Amounts recognized as assets as of the acquisition date:

Mineral Property Interests, being quarry leases in the province of Manitoba, Canada at fair value (CAD $ 550,000)	$514,525

Total consideration transferred included the following:

Fair value as of the acquisition date of 1,021,777 Common Shares of the Company issued in exchange for all issued and outstanding shares of CIC	$275,880

Gain on bargain purchase, being the excess of the fair value of net assets acquired over the purchase price, and recognized as Other Income in the Statements of Operations and Comprehensive Loss	$238,645

9.	Note Payable

As of August 24, 2011, the Company borrowed $100,000 from Mont Strategies Inc., a corporation that is owned and controlled by Todd D. Montgomery, the Company’s Chief Executive Officer and a member of its Board of Directors. This demand loan was made pursuant to a promissory note that calls for all principal and interest to be paid no later than the second anniversary of such promissory note (August 24, 2013). The principal amount of the promissory note bears interest at four percent (4%) per annum and may also be prepaid by the Company at any time without penalty. The Company intends to use the proceeds of the promissory note for working capital. For the three month period ended September 30, 2011, the Company accrued interest expense of $416 for the promissory note.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	Deferred Revenue and Marketable Securities

On February 25, 2011, SRC entered into an option and joint venture agreement (the “IMMI Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly-owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project Claim Group (the “NL Project”) for total consideration of $350,000 and 1,925,000 shares of IMMC’s common stock (the “Consideration”). The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47. Under the terms of the IMMI Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period. As of June 30, 2011, the Company had received Consideration of $93,429, consisting of 275,000 shares of IMMC with a fair market value of $68,429 that is recorded as Marketable Securities in the Company’s Consolidated Balance Sheets and $25,000 in cash. On September 2, 2011, the Company received Consideration of $100,164 consisting of 300,000 shares of IMMC with a fair market value of $65,164 and $35,000 in cash. Because IMMI’s interest in the NL Project vests at the end of the five-year period, this Consideration is accounted for in the Consolidated Balance Sheets as Deferred Revenue, a non-current liability. The unrealized loss of $48,568 arising from the reduction in the market value of the Company’s shares of IMMC as of September 30, 2011, is accounted for in the Stockholders’ Equity section of the Consolidated Balance Sheets as Accumulated Other Comprehensive Loss.

On August 24, 2011, SRC entered into an option agreement dated as of August 19, 2011 (the “MGold Option Agreement”) with MGold Resources Inc. (“MGold”), pursuant to which MGold will have an option (the “Option) to earn a 50% interest in each of SRC’s Silver Queen Claim Group (the “Silver Queen Property”) and Klondyke Claim Group (the “Klondyke Property”) after expenditure of certain Option Costs and the full payment of the Cash Consideration, as defined below. The Silver Queen Property consists of 147 mineral claims and the Klondyke Property consists of 118 mineral claims, with both Properties located in Esmeralda County, Nevada. The MGold Option Agreement was preceded by a Letter of Intent between SRC and MGold dated as of June 8, 2011. Under the terms of the MGold Option Agreement, MGold is required to advance exploration expenditures totaling CDN$4,000,000 with regards to the Silver Queen Property and CDN$1,350,000 with regards to the Klondyke Property (together, the “Option Costs”). MGold also will make total cash payments to SRC of CDN$2,000,000 for the Silver Queen Property and CDN$265,000 for the Klondyke Property (together, the “Cash Consideration”). The Option Costs are to be made over a period of 30 months, and the Cash Consideration is to be paid over a period of 33 months. Upon full expenditure of the Option Costs and payment of the total Cash Consideration, the Option can be exercised and MGold will hold a 50% equity interest in each of the Silver Queen Property and Klondyke Property. Following exercise of the Option, SRC and MGold will enter into a joint venture with regards to the operation of the properties. During the period prior to the exercise of the Option, MGold has the right to discontinue its Option with respect to either property and retain its Option with respect to the other property. On September 26, 2011, the Company received $145,875 (CDN$150,000) and $29,175 (CDN$30,000) from MGold representing the first Cash Consideration payments for the Silver Queen Property and the Klondyke Property, respectively. Because MGold’s interests in the Silver Queen and Klondyke Properties vest at the end of the 33-month period, this Cash Consideration is accounted for in the Consolidated Balance Sheets as Deferred Revenue, a non-current liability.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	Deferred Revenue and Marketable Securities – Cont’d

The components of Deferred Revenue are summarized as follows:

	September 30,	June 30,
	2011	2011
	$	$

IMMI	193,593	93,429
MGold	175,050	-

Total	368,643	93,429

11.	Asset Retirement Obligation

The Company is required to recognize a liability for its legal obligation to perform reclamation and disturbance monitoring activities once any of its projects are abandoned or closed. Although these activities are conditional upon future events, the Company is required to make a reasonable estimate of the fair value of the liability. Based on the existing level of ground disturbance and monitoring requirements, the discounted asset retirement obligation ("ARO") was estimated to be $22,455 as of June 30, 2011, assuming payments made over a three-year period. Determination of the undiscounted ARO and the timing of these obligations were based on internal estimates using information currently available and existing regulations.

At the end of each reporting period, ARO’s are equal to the present value of all estimated future costs required to remediate any ground disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. A liability for an asset retirement obligation may be incurred over more than one reporting period if the events that create the obligation occur over more than one reporting period. Any incremental liability incurred in a subsequent reporting period will be considered to be an additional layer of the original liability. Each layer will be initially measured at fair value. Included in this liability are the costs of reclamation and monitoring and maintenance costs. A discount rate of 10% was determined to be applicable. The Company recorded accretion expense of $561 for the three-month period ended September 30, 2011. The Company’s entire ARO as of September 30, 2011 and June 30, 2011 relates to the Company’s Blue Nose limestone project.

Balance as of June 30, 2011	$22,455
Increase in Asset Retirement Obligation	-
Accretion for the period ending September 30, 2011	561

Balance as of September 30, 2011	$23,016

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

12.	Redeemable Preferred Stock

Redeemable preferred stock represents preferred stock that is either redeemable for cash on a specific date or contingently redeemable for cash for events that are not within the control of management. Preferred stock where redemption for cash is certain to occur is classified in liabilities. The Company currently has no preferred stock classified in liabilities. The Company’s Series A Convertible Preferred Stock is redeemable preferred stock and is required to be classified outside of stockholders’ equity (in the mezzanine section). Redeemable preferred stock as of June 30, 2011 equaled $300,000.

Terms, Features and Conditions of the Company’s Series A Redeemable Preferred Stock:

	Date of	Number of	Par	Stated
Series	Designation	Shares	Value	Value	Conversion
A	6/1/2011	2,608,696	$0.0001	$0.115	$0.115

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

The Purchase Price was based on the weighted average trading price of the Company’s Common Shares on the OTC Bulletin Board for the fifteen trading days prior to June 1, 2011, the date of the Subscription Agreement. The sole purchaser (the “Purchaser”) participating in the subscription agreement was a non-U.S. corporation that is controlled by Todd D. Montgomery, the Company’s Chief Executive Officer and a member of its Board of Directors. The issuance of the Series A Preferred Stock was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to an exemption afforded by Regulation S promulgated thereunder (“Regulation S”). The Purchaser and Mr. Montgomery are not “U.S. Person(s)” as that term is defined in Regulation S.

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

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

12.	Redeemable Preferred Stock – Cont’d

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

On September 29, 2011, all of the outstanding shares of the Company’s Series A Preferred Stock were converted to Common Shares. Also see Note 13, Issuance of Common Shares.

13.	Issuance of Common Shares

The Company held an annual meeting of shareholders on July 29, 2011. At the meeting, among other actions, the shareholders of the Company approved and adopted an amendment increasing the number of authorized Common Shares to 500,000,000. On August 1, 2011 the Company filed with the Secretary of State of the State of Delaware a certificate of amendment (the “Amendment”) to the Company’s certificate of incorporation containing the change in the number of authorized Common Shares approved by shareholders on July 29, 2011. The Amendment increased the number of authorized Common Shares, par value $0.0001, from 100,000,000 to 500,000,000.

Three month period ended September 30, 2011

On September 29, 2011, 2,608,696 outstanding shares of the Company’s Series A Preferred Stock were converted to 2,608,696 Common Shares, which results in an increase of $261 and $299,739 to common stock and additional paid-in capital, respectively. Also see Note 12, Redeemable Preferred Stock.

Year ended June 30, 2011

On September 30, 2010, the Company issued 50,000 Common Shares pursuant to the exercise of options granted in accordance with its employee stock option plan (the “2006 Stock Option Plan”). Also see Note 14, Stock Based Compensation.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

13.	Issuance of Common Shares – Cont’d

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

14.	Stock Based Compensation

In April of 2006, the Board of Directors approved the Company’s 2006 Stock Option Plan, the purpose of which was to enhance the Company's stockholder value and financial performance by attracting, retaining and motivating the Company's officers, directors, key employees and consultants and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company's success through stock ownership.

The Company held an annual meeting of shareholders on July 29, 2011. At the meeting, among other actions, the shareholders of the Company approved the amendment and restatement of the 2006 Stock Option Plan resulting in the Company’s Amended Stock Option Plan (the “Amended Plan”). The Amended Plan replaces the Company’s 2006 Stock Option Plan and no further options will be issued under the 2006 Stock Option Plan. The terms of the Amended Plan include, among others, that (a) officers, directors, employees and consultants who provide services to the Company may be granted options to acquire the Company’s Common Shares at the fair market value of the stock on the date of grant, (b) options may have a term of up to 10 years, (c) the Company may issue options in a number up to a maximum of 10% of the outstanding Common Shares, and (d) outstanding stock options previously granted pursuant to the 2006 Stock Option Plan will remain in effect and be exercisable in accordance with, and be deemed to be issued under, the terms of the Amended Plan.

Three month period ended September 30, 2011

No options were granted pursuant to the 2006 Stock Option Plan or the Amended Plan during the three month period ended September 30, 2011.

On August 31, 2011, 250,000 options that were not granted pursuant to the Company’s 2006 Stock Option Plan or the Amended plan expired.

The following table summarizes the options outstanding at September 30, 2011:

Outstanding at June 30, 2011 (audited)	950,000
Granted	-
Expired	(250,000)
Exercised	-
Forfeited	-
Outstanding at September 30, 2011	700,000
Exercisable at September 30, 2011	700,000

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.	Stock Based Compensation – Cont’d

As of September 30, 2011, there was no unrecognized expenses related to non-vested stock-based compensation arrangements granted. There was no stock-based compensation expense for the three-month period ended September 30, 2011.

15.	Commitments and Contingencies

On August 1, 2006, the Company acquired the Pansy Lee Claims Group from Anglo Gold Mining Inc. in exchange for 1,850,000 Common Shares pursuant to an Asset Purchase Agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”). Pursuant to the Pansy Lee Purchase Agreement, a 2% net smelter royalty pertains to 8 of the 30 claims in this group. In the event that any one or more of the 8 claims becomes a producing claim, our revenue is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue. Gross revenue would be calculated after commercial production commences and includes the aggregate of the following amounts: revenue received by the Company from arm’s length purchasers of all mineral products produced from the property, the fair market value of all products sold by the Company to persons not dealing with the Company at arms length and the Company’s share of the proceeds of insurance on products. From such revenue, the Company would be permitted to deduct: sales charges levied by any sales agent on the sale of products; transportation costs for products; all costs, expenses and charges of any nature whatsoever which are either paid or incurred by the Company in connection with the refinement and beneficiation of products after leaving the property and all insurance costs and taxes.

On September 14, 2007, the Company engaged Lumos & Associates, Inc. (“Lumos”) to complete the regulatory permitting process for the Company’s Mill in Mina, Nevada. The estimated total consideration to be paid under the contract was $351,300 and was subsequently increased to $366,800. The permitting process is being carried out in twelve stages. The completion date has not been determined. The Company is required to authorize in writing each stage of the work before the work proceeds. In December 2010 this contract was assigned by Lumos to Tetra Tech, Inc. by mutual agreement of the Company, Lumos, and Tetra Tech, Inc. As of September 30, 2011, the Company had recorded total expenses of $362,060 for this contract (June 30, 2011 - $353,450).

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”). The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years. Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement. As of September 30, 2011, the undertakings described in (1) and (3) above have been completed and (2) above is in progress. The 25 Option Claims together with 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

15.	Commitments and Contingencies – Cont’d

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

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

15.	Commitments and Contingencies – Cont’d

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

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

15.	Commitments and Contingencies – Cont’d

On February 25, 2011, SRC entered into an option and joint venture agreement (the “IMMI Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly-owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project Claim Group (the “NL Project”) for total consideration of $350,000 and 1,925,000 shares of IMMC’s common stock (the “Consideration”). The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47. Under the terms of the IMMI Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period. In the event of early termination, IMMI is not entitled to the return of Consideration previously paid to SRC. If the NL Project is determined to be economically feasible, based upon criteria contained in the IMMI Option Agreement, SRC will be required to fund its portion of an operating budget proposed by IMMI in order to retain its 15% interest in the NL Project and to acquire a 15% interest in IMMI’s Nivloc Mine Project (the NL Project and the Nivloc Mine Project, collectively, the “IMMI Project”). In the event that SRC decides not to fund its portion of the budget, its 15% interest would be forfeited, but SRC would be entitled to a 2% net smelter return royalty if and when the IMMI Project enters the production phase. Upon funding of the operating budget and SRC’s acquisition of a 15% interest in the IMMI Project, SRC and IMMI would enter into a joint venture agreement.

On August 24, 2011, SRC entered into an option agreement dated as of August 19, 2011 (the “MGold Option Agreement”) with MGold Resources Inc. (“MGold”), pursuant to which MGold will have an option (the “Option) to earn a 50% interest in each of SRC’s Silver Queen Claim Group (the “Silver Queen Property”) and Klondyke Claim Group (the “Klondyke Property”) after expenditure of certain Option Costs and the full payment of the Cash Consideration, as defined below. The Silver Queen Property consists of 147 mineral claims and the Klondyke Property consists of 118 mineral claims, with both Properties located in Esmeralda County, Nevada. The MGold Option Agreement was preceded by a Letter of Intent between SRC and MGold dated as of June 8, 2011. Under the terms of the MGold Option Agreement, MGold is required to advance exploration expenditures totaling CDN$4,000,000 with regards to the Silver Queen Property and CDN$1,350,000 with regards to the Klondyke Property (together, the “Option Costs”). MGold also will make total cash payments to SRC of CDN$2,000,000 for the Silver Queen Property and CDN$265,000 for the Klondyke Property (together, the “Cash Consideration”). The Option Costs are to be made over a period of 30 months, and the Cash Consideration is to be paid over a period of 33 months. Upon full expenditure of the Option Costs and payment of the total Cash Consideration, the Option can be exercised and MGold will hold a 50% equity interest in each of the Silver Queen Property and Klondyke Property. Following exercise of the Option, SRC and MGold will enter into a joint venture with regards to the operation of the properties. During the period prior to the exercise of the Option, MGold has the right to discontinue its Option with respect to either property and retain its Option with respect to the other property.

On September 1, 2011, SRC engaged Tetra Tech, Inc. to complete the exploration permitting activities for its Silver Queen property near Silver Peak, Nevada. The estimated total consideration to be paid under the agreement is $68,900. As of September 30, 2011, the Company had recorded no expenses for this contract

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

15.	Commitments and Contingencies – Cont’d

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the three month periods ended September 30, 2011, and September 30, 2010, were $7,995 and $7,708, respectively. As of September 30, 2011, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2012, June 30, 2013, and June 30, 2014, are $9,009, $338, and $0, respectively.

Maintaining Claims in Good Standing

The Company is required to pay to the BLM on or before September 1st of each year, a fee in the amount of $140 per mineral claim held by the Company. The total amount paid on August 30, 2011, was $148,680 for 1,062 claims held by the Company at that date. The BLM fee for the 18 NL Project claims held by the Company were paid by IMMI pursuant to the IMMI Option Agreement described above.

The Company is also required to pay on or before November 1st of each year, annual fees to counties in Nevada in which the claims are held. In September 2011, the Company paid $11,190 to nine counties in Nevada for annual claims-related fees.

The Company also holds 10 patented claims and 2 leased patented claims in Nevada. A patented claim is fee simple title to the property. Patented claims are subject to taxes assessed by the local community based on assessment rates set annually.

As of September 30, 2011, the Company holds 14 mineral exploration permits covering 20 sections or portions of sections in the state of Arizona. Mineral exploration permits have a duration of one year from the date of issuance. The permits can be renewed for up to four additional one-year terms for a total of five years and provide the holder of the permit with an exclusive right to explore for minerals within the state land covered by the permit and to apply for mineral leases to such land. The holder of a permit may remove from the land only the amount of material required for sampling and testing and is responsible for any damage or destruction caused by the holder’s exploration activities. The holder of a permit is entitled to ingress and egress to the covered site along routes approved by the Arizona State Land Department. IMC US has posted a bond required by the state of Arizona to back any reclamation required as a result of work performed. The permit is renewable if the holder has expended not less than $10.00 per acre during each of the first two year-long periods and $20.00 per acre during each of the next three year-long periods. Each permit fee is $500 per year plus $2.00 per acre for the first two years and $1.00 per acre per year for the following three years. Upon termination of a mineral exploration permit, the state of Arizona is entitled to information collected by the permit holder. In the event that a permit holder discovers a valuable mineral deposit, the permit holder may apply to the Arizona State Land Department for a mineral lease having a term of 20 years and renewable for an additional 20 years. A permit holder shall be the preferred recipient of the mineral lease, provided that all applicable requirements are met. A mineral lease entitles the lessee to develop and establish a mine on the leased premises, provided that a mine plan and all necessary approvals are obtained.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

15.	Commitments and Contingencies – Cont’d

Each of the Company’s quarry leases located in Manitoba, Canada is renewable annually upon payment of rent to the province of Manitoba in the amount of CDN$24 per hectare or fraction thereof. During the fiscal year ended June 30, 2011, the Company paid CDN$57,504 in rent for these leases.

16.	Related Party Transactions

There are no amounts owed to or from related parties as of June 30, 2011. As of September 30, 2011, the Company owed $100,416 to a corporation that is owned and controlled by the Company’s Chief Executive Officer who is also a member of its Board of Directors. Also see Note 9, Note Payable.

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the Company and the related parties.

Three months ended September 30, 2011

The Company recorded expenses of $20,000 for legal services rendered and expenses incurred on behalf of the Company by a law firm, a partner of which is also a member of the Company’s Board of Directors.

A corporation owned and operated by the Company’s President who is also a member of the Company’s Board of Directors, received $25,500 for the President’s services.

The Company’s Chief Financial Officer received $4,722 for consulting services provided to the Company.

The Company’s Corporate Secretary received $13,500 for administrative services provided to the Company.

The Company recorded interest expense of $416 pursuant to a promissory note issued to a corporation that is owned and controlled by the Company’s Chief Executive Officer who is also a member of its Board of Directors. Also see Note 9, Note Payable.

Three months ended September 30, 2010

A corporation owned and operated by the Company’s President who is also a member of the Company’s Board of Directors, received $25,500 for the President’s services.

The Company’s Chief Financial Officer received $5,686 for consulting services provided to the Company.

The Company’s Corporate Secretary received $12,875 for administrative services provided to the Company.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

17.	Subsequent Event

As of November 4, 2011, the Company engaged Railroad Industries Incorporated to perform a detailed market study for specific types of cement that could potentially be produced at the Company’s Blue Nose limestone project. The cost of the study is estimated to be between $33,115 and $45,510, depending on the number of hours required.

Item 2.

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

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2011

PLAN OF OPERATIONS

We will require additional capital to implement the further exploration and possible development of our claim groups. We expect to raise this capital through the sale of additional securities, through debt financing or some combination of the foregoing. We have limited assets and no mineral “reserves” in accordance with the definitions adopted by the Securities and Exchange Commission, and there is no assurance that any exploration programs that we undertake will establish reserves.

Discussion of Operations and Financial Condition

Three Month Period ended September 30, 2011

Going Concern

Our financial statements included in this report have been prepared in accordance with United States generally accepted accounting principles applicable to a going concern. Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and satisfy its liabilities and commitments in other than the normal course of business and at amounts different from those in the accompanying financial statements.

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $19,845,276 from inception to September 30, 2011. The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no source of operating revenue and expects to incur significant expenses before establishing operating revenue. Due to continuing operating losses and cash outflows from continuing operations, the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. In the event that the Company is unable to raise additional capital, as to which there is no assurance, the Company will not be able to continue doing business. The Company’s future success is dependent upon its continued ability to raise sufficient capital, not only to finance its operating expenses, but to continue its exploration activities and its assessments of the commercial viability of its claims. There is no assurance that such capital will be available on acceptable terms, if at all, or that the Company will attain profitable levels of operation.

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

Permitting of the Red Rock mill site at Mina, Nevada is close to completion. While exploratory drilling programs are being developed, the Company is also considering joint ventures with third parties to further explore and develop, if warranted, those properties. For more information regarding the Silver Queen and Klondyke properties see "Contract Obligations and Commercial Commitments" herein.

Stock Based Compensation

In April of 2006, the Board of Directors approved the Company’s 2006 Stock Option Plan, the purpose of which was to enhance the Company's stockholder value and financial performance by attracting, retaining and motivating the Company's officers, directors, key employees and consultants and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company's success through stock ownership.

The Company held an annual meeting of shareholders on July 29, 2011. At the meeting, among other actions, the shareholders of the Company approved the amendment and restatement of the 2006 Stock Option Plan resulting in the Company’s Amended Stock Option Plan (the “Amended Plan”). The Amended Plan replaces the Company’s 2006 Stock Option Plan and no further options will be issued under the 2006 Stock Option Plan. The terms of the Amended Plan include, among others, that (a) officers, directors, employees and consultants who provide services to the Company may be granted options to acquire shares of the Company’s common stock (“Common Shares” or a “Common Share”) at the fair market value of the stock on the date of grant, (b) options may have a term of up to 10 years, (c) the Company may issue options in a number up to a maximum of 10% of the outstanding Common Shares, and (d) outstanding stock options previously granted pursuant to the 2006 Stock Option Plan will remain in effect and be exercisable in accordance with, and be deemed to be issued under, the terms of the Amended Plan. It is expected that options issued pursuant to the Amended Plan will not be “qualified” options under the provisions of section 422 of the Internal Revenue Code of 1986 as amended from time to time

No options were granted pursuant to the 2006 Stock Option Plan or the Amended Plan during the three month period ended September 30, 2011.

On August 31, 2011, 250,000 options that were not granted pursuant to the Company’s 2006 Stock Option Plan or the Amended plan expired.

SELECTED FINANCIAL INFORMATION

	Three months	Three months
	ended	ended
	September 30, 2011	September 30, 2010

Revenues	Nil	Nil
Net (Loss)	$(386,499)	$(1,327,922)
(Loss) per share-basic and diluted	($0.01)	($0.02)

	As of	As of
	September 30, 2011	June 30, 2011

Total Assets	$2,197,472	$2,240,487
Total Liabilities	$664,036	$271,984
Cash dividends declared per share	Nil	Nil

Total assets as of September 30, 2011 include cash and cash equivalents of $262,226, short-term investments of $33,643, marketable securities of $85,025, prepaid expenses and other receivables of $180,933, restricted cash of $82,500, reclamation deposits of $240,805, plant and equipment of $797,815, net of depreciation, and mineral property interests of $514,525. As of June 30, 2011, total assets include cash and cash equivalents of $317,912, short-term investments of $83,604, marketable securities of $68,429, prepaid expenses and other receivables of $103,807, restricted cash of $82,500, reclamation deposits of $240,805, plant and equipment of $828,905, net of depreciation, and mineral property interests of $514,525.

Revenues

No revenue was generated by the Company’s operations during the three-month periods ended September 30, 2011 and September 30, 2010. The Company is an exploration stage mining company and has not yet realized any revenue from its operations.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administration Expense

During the three-month period ended September 30, 2011, general and administration expense was $216,087 as compared to $198,759 for the three-month period ended September 30, 2010. General and administration expense consists of professional, consulting, office and general and other miscellaneous costs. General and administration expense represents approximately 56% of the total operating expense for the three-month period ended September 30, 2011 and approximately 15% of the total operating expense for the three-month period ended September 30, 2010. General and administration expense increased by $17,328 in the current three month period, as compared to the similar three month period for the prior year. The increase in this expense is mainly due to an increase in costs relating to the Company’s efforts to raise additional capital being offset only in part by decrease in expenses for investor relations and stock based compensation.

(b) Project Expense

During the three-month period ended September 30, 2011, project expense was $139,057 as compared to $1,093,390 for the three-month period ended September 30, 2010. Project expense represents approximately 36% of the total operating expenses for the three-month period ended September 30, 2011 and approximately 82% of the total operating expenses for the three-month period ended September 30, 2010. Project expense decreased significantly during the three-month period ended September 30, 2011, as the Company pursued additional sources of capital to fund the exploration of its mineral claims.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow and cash in hand for the three-month periods:

	September 30, 2011	September 30, 2010

Cash and cash equivalents	$262,226	$611,405
Working capital	$289,450	$840,258
Cash (used) in operating activities	$(415,697)	$(993,523)
Cash provided/(used) in investing activities	$260,011	$(820)
Cash provided by financing activities	$100,000	$7,500

As of September 30, 2011 the Company had working capital of $289,450 as compared to $840,258 as of September 30, 2010.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2011 and September 30, 2010.

Contractual Obligations and Commercial Commitments

On August 1, 2006, the Company acquired the Pansy Lee Claims Group from Anglo Gold Mining Inc. in exchange for 1,850,000 Common Shares pursuant to an Asset Purchase Agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”). Pursuant to the Pansy Lee Purchase Agreement, a 2% net smelter royalty pertains to 8 of the 30 claims in this group. In the event that any one or more of the 8 claims becomes a producing claim, our revenue is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue. Gross revenue would be calculated after commercial production commences and includes the aggregate of the following amounts: revenue received by the Company from arm’s length purchasers of all mineral products produced from the property, the fair market value of all products sold by the Company to persons not dealing with the Company at arms length and the Company’s share of the proceeds of insurance on products. From such revenue, the Company would be permitted to deduct: sales charges levied by any sales agent on the sale of products; transportation costs for products; all costs, expenses and charges of any nature whatsoever which are either paid or incurred by the Company in connection with the refinement and beneficiation of products after leaving the property and all insurance costs and taxes.

On September 14, 2007, the Company engaged Lumos & Associates, Inc. (“Lumos”) to complete the regulatory permitting process for the Company’s Mill in Mina, Nevada. The estimated total consideration to be paid under the contract was $351,300 and was subsequently increased to $366,800. The permitting process is being carried out in twelve stages. The completion date has not been determined. The Company is required to authorize in writing each stage of the work before the work proceeds. In December 2010 this contract was assigned by Lumos to Tetra Tech, Inc. by mutual agreement of the Company, Lumos, and Tetra Tech, Inc. As of September 30, 2011, the Company had recorded total expenses of $362,060 for this contract (June 30, 2011 - $353,450).

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”). The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years. Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement. As of September 30, 2011, the undertakings described in (1) and (3) above have been completed and (2) above is in progress. The 25 Option Claims together with 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

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

On February 25, 2011, SRC entered into an option and joint venture agreement (the “IMMI Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly-owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project Claim Group (the “NL Project”) for total consideration of $350,000 and 1,925,000 shares of IMMC’s common stock (the “Consideration”). The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47. Under the terms of the IMMI Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period. In the event of early termination, IMMI is not entitled to the return of Consideration previously paid to SRC. If the NL Project is determined to be economically feasible, based upon criteria contained in the IMMI Option Agreement, SRC will be required to fund its portion of an operating budget proposed by IMMI in order to retain its 15% interest in the NL Project and to acquire a 15% interest in IMMI’s Nivloc Mine Project (the NL Project and the Nivloc Mine Project, collectively, the “IMMI Project”). In the event that SRC decides not to fund its portion of the budget, its 15% interest would be forfeited, but SRC would be entitled to a 2% net smelter return royalty if and when the IMMI Project enters the production phase. Upon funding of the operating budget and SRC’s acquisition of a 15% interest in the IMMI Project, SRC and IMMI would enter into a joint venture agreement.

On August 24, 2011, SRC entered into an option agreement dated as of August 19, 2011 (the “MGold Option Agreement”) with MGold Resources Inc. (“MGold”), pursuant to which MGold will have an option (the “Option) to earn a 50% interest in each of SRC’s Silver Queen Claim Group (the “Silver Queen Property”) and Klondyke Claim Group (the “Klondyke Property”) after expenditure of certain Option Costs and the full payment of the Cash Consideration, as defined below. The Silver Queen Property consists of 147 mineral claims and the Klondyke Property consists of 118 mineral claims, with both Properties located in Esmeralda County, Nevada. The MGold Option Agreement was preceded by a Letter of Intent between SRC and MGold dated as of June 8, 2011. Under the terms of the MGold Option Agreement, MGold is required to advance exploration expenditures totaling CDN$4,000,000 with regards to the Silver Queen Property and CDN$1,350,000 with regards to the Klondyke Property (together, the “Option Costs”). MGold also will make total cash payments to SRC of CDN$2,000,000 for the Silver Queen Property and CDN$265,000 for the Klondyke Property (together, the “Cash Consideration”). The Option Costs are to be made over a period of 30 months, and the Cash Consideration is to be paid over a period of 33 months. Upon full expenditure of the Option Costs and payment of the total Cash Consideration, the Option can be exercised and MGold will hold a 50% equity interest in each of the Silver Queen Property and Klondyke Property. Following exercise of the Option, SRC and MGold will enter into a joint venture with regards to the operation of the properties. During the period prior to the exercise of the Option, MGold has the right to discontinue its Option with respect to either property and retain its Option with respect to the other property.

On September 1, 2011, SRC engaged Tetra Tech, Inc. to complete the exploration permitting activities for its Silver Queen property near Silver Peak, Nevada. The estimated total consideration to be paid under the agreement is $68,900. As of September 30, 2011, the Company had recorded no expenses for this contract

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the three month periods ended September 30, 2011, and September 30, 2010, were $7,995 and $7,708, respectively. As of September 30, 2011, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2012, June 30, 2013, and June 30, 2014, are $9,009, $338, and $0, respectively.

Maintaining Claims in Good Standing

The Company is required to pay to the BLM on or before September 1st of each year, a fee in the amount of $140 per mineral claim held by the Company. The total amount paid on August 30, 2011, was $148,680 for 1,062 claims held by the Company at that date. The BLM fee for the 18 NL Project claims held by the Company were paid by IMMI pursuant to the IMMI Option Agreement described above.

The Company is also required to pay on or before November 1st of each year, annual fees to counties in Nevada in which the claims are held. In September 2011, the Company paid $11,190 to nine counties in Nevada for annual claims-related fees.

The Company also holds 10 patented claims and 2 leased patented claims in Nevada. A patented claim is fee simple title to the property. Patented claims are subject to taxes assessed by the local community based on assessment rates set annually.

As of September 30, 2011, the Company holds 14 mineral exploration permits covering 20 sections or portions of sections in the state of Arizona. Mineral exploration permits have a duration of one year from the date of issuance. The permits can be renewed for up to four additional one-year terms for a total of five years and provide the holder of the permit with an exclusive right to explore for minerals within the state land covered by the permit and to apply for mineral leases to such land. The holder of a permit may remove from the land only the amount of material required for sampling and testing and is responsible for any damage or destruction caused by the holder’s exploration activities. The holder of a permit is entitled to ingress and egress to the covered site along routes approved by the Arizona State Land Department. IMC US has posted a bond required by the state of Arizona to back any reclamation required as a result of work performed. The permit is renewable if the holder has expended not less than $10.00 per acre during each of the first two year-long periods and $20.00 per acre during each of the next three year-long periods. Each permit fee is $500 per year plus $2.00 per acre for the first two years and $1.00 per acre per year for the following three years. Upon termination of a mineral exploration permit, the state of Arizona is entitled to information collected by the permit holder. In the event that a permit holder discovers a valuable mineral deposit, the permit holder may apply to the Arizona State Land Department for a mineral lease having a term of 20 years and renewable for an additional 20 years. A permit holder shall be the preferred recipient of the mineral lease, provided that all applicable requirements are met. A mineral lease entitles the lessee to develop and establish a mine on the leased premises, provided that a mine plan and all necessary approvals are obtained.

Each of the Company’s quarry leases located in Manitoba, Canada is renewable annually upon payment of rent to the province of Manitoba in the amount of CDN$24 per hectare or fraction thereof. During the fiscal year ended June 30, 2011, the Company paid CDN$57,504 in rent for these leases.

Cash Requirements

At September 30, 2011, the Company had cash and cash equivalents of $262,226, short-term investments of $33,643, marketable securities of $85,025, and prepaid expenses and other receivables of $180,933 for total current assets of $561,827.

During the twelve month period ending June 30, 2012, the Company expects to incur approximately $500,000 in project expenses in connection with its Blue Nose limestone project and plans to incur additional expenses related to other limestone projects. Our ability to incur Project expenses is subject to permitting programs with the Bureau of Land Management and results of drilling as it progresses. The Company may not be able to incur all of the Project and General and administration expenses planned in the next fiscal year unless further capital is raised.

Subsequent Event

The following event occurred subsequent to September 30, 2011:

As of November 4, 2011, the Company engaged Railroad Industries Incorporated to perform a detailed market study for specific types of cement that could potentially be produced at the Company’s Blue Nose limestone project. The cost of the study is estimated to be between $33,115 and $45,510, depending on the number of hours required.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

CONTROLS AND PROCEDURES

Based on an evaluation, conducted by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of September 30, 2011, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

Changes in Internal Controls

During the quarter ended September 30, 2011, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

further exploration of our properties and the results of that exploration.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $19,845,276 from inception to September 30, 2011, and incurred losses of $386,499 during the three-month period ended September 30, 2011. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; or (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations.

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

12.	GOING CONCERN

The Company has included a “going concern” note in the Interim Consolidated Financial Statements to the effect that we are an exploration stage company and have no established sources of revenue. In the event that we are unable to raise additional capital and/or locate mineral resources that can be economically developed, as to which in each case there can be no assurance, we may not be able to continue our operations. In addition, the existence of the “going concern” qualification in our auditor’s report for the twelve-month period ended June 30, 2011 may make it more difficult for us to obtain additional financing. If we are unable to obtain additional financing you may lose all or part of your investment. See Management’s Discussion and Analysis of Financial Conditions and Results of Operations, herein.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4: REMOVED AND RESERVED

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

INFRASTRUCTURE MATERIALS CORP.

Dated: November 14, 2011	By:/s/Anne Macko
Anne Macko, Secretary