Form 10-Q/A
period 2011-09-30
INFRASTRUCTURE MATERIALS CORP.
filed 2011-12-14
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment #1

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 (the “10-Q”), is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	None.

(b)	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

	32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	Interactive data files pursuant to Rule 405 of Regulation S-T

(c)	In addition, the following are incorporated by reference:

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

INFRASTRUCTURE MATERIALS CORP.

Dated: December 14, 2011	By:/s/Anne Macko
Anne Macko, Secretary