Form 10-Q
period 2011-12-31
INFRASTRUCTURE MATERIALS CORP.
filed 2012-02-17
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Yes [ ]             No [x]

The number of shares of registrant’s common stock outstanding as of January 31, 2012 was 98,935,486.

INFRASTRUCTURE MATERIALS CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011
TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

CONTENTS

Interim Consolidated Balance Sheets as of December 31, 2011 (unaudited) and June 30, 2011 (audited)	4
Interim Consolidated Statements of Operations and Comprehensive Loss for the six-months and three-months ended December 31, 2011 and December 31, 2010, and for the period from inception to December 31, 2011	5
Interim Consolidated Statements of Changes in Stockholders’ Equity for the six-months ended December 31, 2011 and for the period from inception to December 31, 2011	6
Interim Consolidated Statements of Cash Flows for the six-months ended December 31, 2011 and December 31, 2010, and for the period from inception to December 31, 2011	7
Condensed Notes to Interim Consolidated Financial Statements	8 -25

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Balance Sheets as at
December 31, 2011 and June 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	December 31,	June 30,
	2011	2011
	$	$
	(unaudited)	(audited)
ASSETS
Current
Cash and cash equivalents	2,266,211	317,912
Short term investments	33,669	83,604
Marketable securities (Note 10)	79,156	68,429
Prepaid expenses and other receivables	124,431	103,807

Total Current Assets	2,503,467	573,752

Restricted Cash (Note 5)	82,500	82,500
Reclamation Deposit (Note 6)	240,805	240,805

Plant and Equipment, net (Note 7)	767,453	828,905
Mineral Property Interests (Note 8)	514,525	514,525

Total Assets	4,108,750	2,240,487

LIABILITIES
Current
Accounts payable	120,621	52,197
Accrued liabilities	29,946	103,903

Total Current Liabilities	150,567	156,100

Deferred Revenue (Note 10)	368,643	93,429
Asset Retirement Obligation (Note 11)	23,577	22,455

Total Liabilities	542,787	271,984

Commitments and Contingencies (Note 15)
Related Party Transactions (Note 16)

Redeemable Preferred Stock (Note 12)	-	300,000

STOCKHOLDERS’ EQUITY
Capital Stock (Note 13)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and
outstanding (June 30, 2011 – 2,608,696) (Note 12)	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 98,935,486 issued
and outstanding (June 30, 2011 – 70,326,790)	9,894	7,033
Additional Paid -in Capital	23,632,785	21,120,247
Accumulated Other Comprehensive Loss	(54,437)	-
Deficit Accumulated During the Exploration Stage	(20,022,279)	(19,458,777)

Total Stockholders’ Equity	3,565,963	1,668,503

Total Liabilities and Stockholders’ Equity	4,108,750	2,240,487

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Operations and Comprehensive Loss
For the six months and three-months ended December 31, 2011 and December 31, 2010 and the Period from Inception (June 3, 1999) to December 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the	For the	For the
		six months	six months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	December 31,	December 31,	December 31,	December 31,
	inception	2011	2010	2011	2010
	$	$	$	$	$
Operating Expenses

General and administration	9,408,270	330,132	401,272	114,045	202,514
Project expenses	10,049,583	170,098	1,239,746	31,041	146,355
Depreciation	1,098,041	62,179	73,574	31,089	36,787

Total Operating Expenses	20,555,894	562,409	1,714,592	176,175	385,656

Loss from Operations	(20,555,894)	(562,409)	(1,714,592)	(176,175)	(385,656)
Other income-interest	386,804	288	1,608	137	594
Other income-gain on bargain purchase (Note 8)	238,645	-	-	-	-
Interest Expense	(91,834)	(1,381)	-	(965)	-

Loss before Income Taxes	(20,022,279)	(563,502)	(1,712,984)	(177,003)	(385,062)

Provision for income taxes	-	-	-	-	-

Net Loss	(20,022,279)	(563,502)	(1,712,984)	(177,003)	(385,062)

Unrealized loss on marketable securities (Note 10)		(54,437)		(48,568)	-

Comprehensive Loss		(617,939)	(1,712,984)	(225,571)	(385,062)

Loss per Weighted Average Number
of Shares Outstanding
-Basic and Fully Diluted		(0.01)	(0.03)	-	(0.01)

Weighted Average Number of
Shares Outstanding During the Periods
-Basic and Fully Diluted		73,920,363	68,218,729	77,457,225	68,243,457

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Financial Statements of Changes in Stockholders’ Equity
From Inception (June 3, 1999) to December 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

					Deficit
					Accumulated	Accumulated
	Common Stock		Additional	Deferred	during the	Other	Total
	Number		Paid-in	Stock	Exploration	Comprehensive	Stockholders’
	of Shares	Amount	Capital	Compensation	Stage	Loss	Equity
		$	$	$	$	$	$
For the period from inception (June 3, 1999) through July 1, 2004	1	-	5,895		(5,895)		-
Net (loss)	-	-	910		(910)		-
Balance June 30, 2005 (audited)	1	-	6,805	-	(6,805)		-
Contribution to additional paid-in capital	-	-	3,024				3,024
Cancelled shares	(1)	-	(1)				(1)
Common shares issued for nil consideration	14,360,000	1,436	(1,436)		-		-
Common shares issued for cash	2,050,000	205	414,795		-		415,000
Subscription for stock			300,000		-		300,000
Stock issuance cost	-	-	(24,500)		-		(24,500)
Net loss for the year	-	-	-		(87,574)		(87,574)
Balance June 30, 2006 (audited)	16,410,000	1,641	698,687	-	(94,379)		605,949
Common shares issued for cash	3,395,739	340	548,595		-		548,935
Common shares issued to agents in lieu of commission for placement of common shares and convertible debentures	1,064,000	106	265,894		-		266,000
Common shares issued for acquisition of interests in mineral claims	3,540,600	354	884,796		-		885,150
Common shares issued for acquisition of interests in mineral claims	1,850,000	185	462,315		-		462,500
Common shares issued for acquisition interests in a refinery	88,500	9	22,116		-		22,125
Common shares issued for purchase of a mill with capital equipments	6,975,000	697	1,743,053		-		1,743,750
Stock issuance cost			(59,426)				(59,426)
Stock based compensation			30,026				30,026
Net loss for the year		-	-	-	(2,845,424)		(2,845,424)
Balance June 30, 2007 (audited)	33,323,839	3,332	4,596,056	-	(2,939,803)		1,659,585
Common stock issued to consultants	3,000,000	300	2,249,700	(1,875,000)	-		375,000
Stock based compensation		-	139,272		-		139,272
Warrant modification expense			844,423				844,423
Conversion of convertible debentures with accrued interest	7,186,730	719	3,590,801	-	-		3,591,520
Common shares issued for acquisition of interests in mineral claims	175,000	18	104,982				105,000
Common stock issued to a consultant	100,000	10	57,990				58,000
Amortization of deferred stock compensation				562,500			562,500
Net loss for the year					(4,635,465)		(4,635,465)
Balance June 30, 2008 (audited)	43,785,569	4,379	11,583,224	(1,312,500)	(7,575,268)		2,699,835
Common shares issued for cash (net)	7,040,000	704	3,372,296	-	-		3,373,000
Common stock issued to a consultant	75,000	7	43,493	-	-		43,500
Common stock issued on acquisition of a subsidiary	397,024	40	31,722	-	-		31,762
Common shares issued on warrant exercises	8,900,907	890	2,224,337	-	-		2,225,227
Stock based compensation			814,050				814,050
Warrant modification expense			346,673				346,673
Amortization of deferred stock compensation				1,125,000			1,125,000
Net loss for the year					(6,045,477)		(6,045,477)
Balance June 30, 2009 (audited)	60,198,500	6,020	18,415,795	(187,500)	(13,620,745)		4,613,570
Common shares issued for cash	6,973,180	697	1,603,134				1,603,831
Common stock issued on acquisition of a subsidiary	1,021,777	102	275,778				275,880
Stock based compensation			216,751				216,751
Amortization of deferred stock compensation				187,500			187,500
Net loss for the year					(3,314,953)		(3,314,953)
Balance June 30, 2010 (audited)	68,193,457	6,819	20,511,458	-	(16,935,698)		3,582,579
Common shares issued for cash	2,083,333	209	499,791				500,000
Stock based compensation			101,503				101,503
Common stock options exercised	50,000	5	7,495				7,500
Net loss for the year					(2,523,079)		(2,523,079)
Balance June 30, 2011 (audited)	70,326,790	7,033	21,120,247	-	(19,458,777)		1,668,503
Common shares issued for cash (net)	26,000,000	2,600	2,212,799	-	-		2,215,399
Preferred shares converted to common shares	2,608,696	261	299,739				300,000
Unrealized loss on marketable securities						(54,437)	(54,437)
Net loss for the period					(563,502)		(563,502)
Balance December 31, 2011 (unaudited)	98,935,486	9,894	23,632,785	-	(20,022,279)	(54,437)	3,565,963

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Cash Flows
For the six months ended December 31, 2011 and December 31, 2010 and for the period from Inception (June 3, 1999) to December 31, 2011.
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Cumulative	For the six	For the six
	Since	months ended	months ended
	Inception	December 31, 2011	December 31, 2010
	$	$	$
Cash Flows from Operating Activities
Net loss	(20,022,279)	(563,502)	(1,712,984)
Adjustment for:
Depreciation	1,098,041	62,179	73,574
Amortization of debt issuance cost	247,490	-	-
Loss on disposal of plant and equipment	10,524	-	-
Gain on Bargain Purchase (Note 8)	(238,645)	-	-
Stock based compensation	1,301,602	-	60,926
Warrant modification expense	1,191,096	-	-
Shares issued for mineral claims, as part of project expenses	1,452,650	-	-
Shares issued for consultant services expensed	2,351,500	-	-
Shares issued on acquisition of subsidiary	31,762	-	-
Accretion of Asset Retirement Obligation (Note 11)	23,577	1,122	-
Interest on convertible debentures	90,453	-	-
Changes in non-cash working capital
Prepaid expenses and other receivables	(124,431)	(20,624)	(52,094)
Accounts payable	120,621	68,424	(28,589)
Accrued liabilities	30,387	(73,957)	(45,270)

Net cash used in operating activities	(12,435,652)	(526,358)	(1,704,437)

Cash Flows from Investing Activities
Decrease (Increase) in Short-term investments	(33,669)	49,935	198,653
Increase in Reclamation Deposit	(240,805)	-	-
Increase in Restricted Cash	(82,500)	-	-
Cash received for option on claims and included in Deferred revenue (Note 10)*	235,050	210,050	-
Acquisition of plant and equipment for cash	(112,477)	(727)	-
Proceeds from sale of plant and equipment	2,500	-	-

Net cash provided (used) in investing activities	(231,901)	259,258	198,653

Cash Flows from Financing Activities
Issuance of common shares for cash (net)	9,109,970	2,215,399	-
Issuance of preferred shares for cash	300,000	-	-
Issuance of common shares for option exercise	7,500	-	7,500
Issuance of common shares for warrant exercises	2,225,227	-	-
Issuance of promissory note	100,000	100,000	-
Repayment of promissory note	(100,000)	(100,000)	-
Issuance of convertible debentures subsequently converted to cash	3,501,067	-	-
Stock and debenture placement commissions paid in cash	(210,000)	-	-

Net cash provided by financing activities	14,933,764	2,215,399	7,500

Net Change in Cash	2,266,211	1,948,299	(1,498,284)

Cash- beginning of period	-	317,912	1,598,248

Cash - end of period	2,266,211	2,266,211	99,964

Supplemental Cash Flow Information

Interest Paid	1,381	1,381	-

Income taxes paid	-	-	-

* Excludes receipt of marketable securities for $133,593, being a non-cash item included in Deferred Revenue

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Infrastructure Materials Corp. (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (GAAP); however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at December 31, 2011 and June 30, 2011, the results of its operations for the three and six-month periods ended December 31, 2011 and December 31, 2010, and its cash flows for the six-month periods ended December 31, 2011 and December 31, 2010. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six-month period ended December 31, 2011 are not necessarily indicative of results to be expected for the full year.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Infrastructure Materials Corp US (“IMC US”), Silver Reserve Corp. (“SRC” or “Silver Reserve”) and Canadian Infrastructure Corp. (“CIC”). All material inter-company accounts and transactions have been eliminated.

2.	Exploration Stage Activities

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $20,022,279 from inception to December 31, 2011. The Company has funded operations primarily through the issuance of capital stock, convertible debentures and redeemable preferred stock. In May and June of 2006, the Company closed a private placement of shares of its common stock (“Common Shares” or a “Common Share”) for gross proceeds of $415,000. During the year ended June 30, 2007 the Company raised $848,935 (including $300,000 received in the prior year as stock subscriptions) through private placement of Common Shares for cash. The Company also issued Convertible Debentures in the amount of $1,020,862 during the year ended June 30, 2006 and issued Convertible Debentures in the amount of $2,480,205 during the year ended June 30, 2007. During the fiscal year ended June 30, 2009, the Company completed private placements of Common Shares for proceeds of $3,373,000 net of cash expenses and issued Common Shares as a result of warrant exercises for proceeds of $2,225,227. In June 2010 and February 2011 the Company completed private placements of Common Shares for gross proceeds of $1,603,831 and $500,000, respectively. In June 2011 the Company completed a private placement of redeemable preferred stock for gross proceeds of $300,000. In December 2011 the Company completed a public offering in Canada of its common stock for gross proceeds of $2,507,180 (CDN$2,600,000).

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

2.	Exploration Stage Activities – Cont’d

Management’s plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from production of minerals or metals on its properties, if feasible.

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

On December 18, 2008, the Company incorporated a second wholly owned subsidiary in the state of Delaware under its former name, “Silver Reserve Corp.” The Company assigned all fourteen of its silver/base metal projects in Nevada to SRC. As of June 1, 2010, SRC terminated its interest in one of the projects. SRC’s remaining thirteen claim groups contain 472 mineral claims covering approximately 9,710 acres and 10 patented claims and 2 leased patented claims covering approximately 238 acres. SRC also has a milling facility located in Mina, Nevada on six mill site claims covering approximately 30 acres.

In December 2009, the Company further expanded its limestone exploration activities by acquiring CIC, a Canadian corporation, as its wholly-owned subsidiary. At the time of its acquisition by the Company, CIC controlled 95 limestone quarry leases issued by the province of Manitoba, Canada, covering 6090 hectares (15,049 acres). The Company acquired CIC pursuant to a Share Exchange Agreement (the “CIC Agreement”) between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

3.	Nature of Operations – Cont’d

Mr. Montgomery was the sole shareholder of CIC. Because Mr. Montgomery is also the Company’s Chief Executive Officer and a member of its Board of Directors, the CIC Agreement was approved by the disinterested members of the Company’s Board of Directors on November 27, 2009, after obtaining an independent appraisal and market study for the properties. Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 shares of the Company’s common stock. The CIC Agreement closed on February 9, 2010. Also see Note 8, Mineral Property Interests. In January 2011 and May 2011, the Company decided to forfeit a total of 60 quarry leases covering approximately 3,709 hectares (9,166 acres). As of December 31, 2011, CIC controls 35 quarry leases covering 2,381 hectares (5,883 acres).

The Company has not yet determined that any of its claims, mineral rights, mineral exploration permits or quarry leases can be economically developed and has expensed related costs to project expense. The Company’s assessment of the claims, mineral exploration permits, mineral rights and quarry leases may change after further exploration.

4.	Fair Value of Financial Instruments

The fair values of financial assets measured in the balance sheet as of December 31, 2011 are as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	2,266,211	2,266,211
Short term investments	33,669	33,669
Marketable securities	79,156	79,156
Restricted Cash	82,500	82,500

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.	Fair Value of Financial Instruments – Cont’d

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
December 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Plant and Machinery	15%	declining balance method
Tools	25%	declining balance method
Vehicles	20%	declining balance method
Consumables	50%	declining balance method
Molds	30%	declining balance method
Mobile Equipment	20%	declining balance method
Factory Buildings	5%	declining balance method

	December 31, 2011		June 30, 2011
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Computer equipment	15,175	6,940	14,448	5,615
Office, furniture and fixtures	3,623	2,200	3,623	2,041
Plant and Machinery	1,514,511	874,494	1,514,511	822,601
Tools	11,498	5,636	11,498	4,799
Vehicles	76,928	46,726	76,928	43,371
Consumables	64,197	62,442	64,197	61,857
Molds	900	762	900	738
Mobile Equipment	73,927	51,070	73,927	48,530
Factory Buildings	74,849	17,885	74,849	16,424
	1,835,608	1,068,155	1,834,881	1,005,976

Net carrying amount		767,453		828,905
Depreciation charges		62,179		147,148

8.	Mineral Property Interests

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
December 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.	Mineral Property Interests – Cont’d

The Company accounted for the acquisition of CIC as a business combination under the acquisition method as discussed in FASB ASC Topic 805. ASC 805 requires acquisition-date fair value measurement of identifiable assets, liabilities assumed and non-controlling interests in the acquiree. The only assets acquired were CIC’S quarry leases having a fair value of $514,525 (CAD $550,000) that were recorded as an asset, “Mineral Property Interests,” on the date of acquisition. The Company obtained an independent appraisal and market study to determine the fair value of the quarry leases acquired. The stock of the Company traded at $0.27 per share on February 9, 2010, and the Company recorded a $275,880 increase in shareholders’ equity reflecting the issuance of 1,021,777 Common Shares in exchange for all of the issued and outstanding shares of CIC. There were no liabilities assumed by the Company and no non-controlling interests in CIC, yielding a bargain purchase price of $238,645 that was recorded as Other Income in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Costs incurred in connection with the acquisition were expensed.

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

As of August 24, 2011, the Company borrowed $100,000 from Mont Strategies Inc., a corporation that is owned and controlled by Todd D. Montgomery, the Company’s Chief Executive Officer and a member of its Board of Directors. The loan was made pursuant to a demand promissory note that bore interest at a rate of four percent (4%) per annum and had a maturity date of August 24, 2013, the second anniversary of such promissory note. On December 27, 2011, the Company retired the promissory note by paying Mont Strategies Inc. the principal amount of the note along with accrued interest. For the six-month period ended December 31, 2011, the Company recorded interest expense of $1,381 for the promissory note.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	Deferred Revenue and Marketable Securities

On February 25, 2011, SRC entered into an option and joint venture agreement (the “IMMI Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly-owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project Claim Group (the “NL Project”) for total consideration of $350,000 and 1,925,000 shares of IMMC’s common stock (the “Consideration”). The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47. Under the terms of the IMMI Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period. As of June 30, 2011, the Company had received Consideration of $93,429, consisting of 275,000 shares of IMMC’s common stock with a fair market value of $68,429 that was recorded as Marketable Securities in the Company’s Consolidated Balance Sheets and $25,000 in cash. On September 2, 2011, the Company received Consideration of $100,164 consisting of 300,000 shares of IMMC’s common stock with a fair market value of $65,164 and $35,000 in cash. Because IMMI’s interest in the NL Project vests at the end of the five-year period, this Consideration is accounted for in the Consolidated Balance Sheets as Deferred Revenue, a non-current liability. The unrealized loss of $54,437 arising from the reduction in the market value of the Company’s shares of IMMC’s common stock as of December 31, 2011, is accounted for in the Stockholders’ Equity section of the Consolidated Balance Sheets as Accumulated Other Comprehensive Loss.

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

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	Deferred Revenue and Marketable Securities – Cont’d

The components of Deferred Revenue are summarized as follows:

	December 31,	June 30,
	2011	2011
	$	$

IMMI	193,593	93,429
MGold	175,050	-

Total	368,643	93,429

11.	Asset Retirement Obligation

The Company is required to recognize a liability for its legal obligation to perform reclamation and disturbance monitoring activities once any of its projects are abandoned or closed. Although these activities are conditional upon future events, the Company is required to make a reasonable estimate of the fair value of the liability. Based on the existing level of ground disturbance and monitoring requirements, the discounted asset retirement obligation ("ARO") was estimated to be $22,455 as of June 30, 2011, assuming payments made over a three year period. Determination of the undiscounted ARO and the timing of these obligations were based on internal estimates using information currently available and existing regulations.

At the end of each reporting period, ARO’s are equal to the present value of all estimated future costs required to remediate any ground disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. A liability for an asset retirement obligation may be incurred over more than one reporting period if the events that create the obligation occur over more than one reporting period. Any incremental liability incurred in a subsequent reporting period will be considered to be an additional layer of the original liability. Each layer will be initially measured at fair value. Included in this liability are the costs of reclamation and monitoring and maintenance costs. A discount rate of 10% was determined to be applicable. The Company recorded accretion expense of $1,122 for the six-month period ended December 31, 2011. The Company’s entire ARO as of December 31, 2011 and June 30, 2011 relates to the Company’s Blue Nose limestone project.

Balance as of June 30, 2011	$22,455
Increase in Asset Retirement
Obligation	-
Accretion for the period ending
December 31, 2011	1,122

Balance as of December 31, 2011	$23,577

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

12.	Redeemable Preferred Stock

Redeemable preferred stock represents preferred stock that is either redeemable for cash on a specific date or contingently redeemable for cash for events that are not within the control of management. Preferred stock where redemption for cash is certain to occur is classified in liabilities. The Company currently has no preferred stock classified in liabilities. The Company’s Series A Convertible Preferred Stock was redeemable preferred stock and was required to be classified outside of stockholders’ equity (in the mezzanine section). Redeemable preferred stock as of June 30, 2011 equaled $300,000.

Terms, Features and Conditions of the Company’s Series A Redeemable Preferred Stock:

	Date of	Number of	Par	Stated
Series	Designation	Shares	Value	Value	Conversion
A	6/1/2011	2,608,696	$ 0.0001	$ 0.115	$ 0.115

The Company’s Series A Convertible Preferred Stock had voting rights equal to the if-converted number of Common Shares.

Series A Convertible Preferred Stock

On June 1, 2011, the Company entered into a subscription agreement pursuant to which 2,608,696 shares of the Company’s newly designated Series A Convertible Preferred Stock (“Series A Preferred Stock”), par value $0.0001, were purchased at a price of $0.115 per share (the “Purchase Price”) for an aggregate purchase price of $300,000. The Series A Preferred Stock provided for dividends only if and when declared by the Board. Each holder of Series A Preferred Stock had the right to vote equal to the number of conversion shares issuable upon conversion of the Preferred Stock in all matters as to which shareholders were required or permitted to vote.

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

The Company evaluated the Series A Preferred Stock for classification. The Series A Preferred Stock was redeemable at any time on or after the first anniversary of the closing absent the Company’s ability to net share settle. This term and feature does not rise to the level of “unconditionally” redeemable for purposes of liability classification. The Company then evaluated the conversion feature embedded in the Series A Preferred Stock, and certain other features (i.e. the contingent redemption elements) for classification and measurement. Generally, embedded terms and features that both (i) meet the definition of derivatives and (ii) are clearly and closely related to the host contract in terms of risks, do not require bifurcation and separate measurement. In order to develop these conclusions, the Company first evaluated the hybrid contract to determine if the hybrid

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

12.	Redeemable Preferred Stock – Cont’d

contract, with all features included, was more akin to an equity instrument or a debt instrument. Significant indicators of equity were that the instrument did not have a term or a maturity date; it was a perpetual financial instrument, the non-existence of a cumulative dividend feature and the existence of voting rights based upon the if-converted number of Common Shares. The sole indicator of debt was the Holder’s ability to redeem the preferred stock upon the occurrence of a specific event. The weight of these indicators led the Company to the conclusion that the hybrid contract was more akin to an equity instrument. Accordingly, the conversion option does not require bifurcation because its risks and the risks of the hybrid are clearly and closely related.

Further consideration of the classification of the Series A Preferred Stock as either equity or mezzanine was required. Generally, redeemable instruments, where redemption is either stated or outside the control of management, require classification outside of stockholders’ equity. Because the instrument was redeemable at any time on or after the first anniversary of the closing absent the Company’s ability to net share settle, the instrument was required to be classified outside of stockholders’ equity in the mezzanine.

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

Six-month period ended December 31, 2011

On September 29, 2011, 2,608,696 outstanding shares of the Company’s Series A Preferred Stock were converted to 2,608,696 Common Shares, which results in an increase of $261 and $299,739 to common stock and additional paid-in capital, respectively. Also see Note 12, Redeemable Preferred Stock.

On December 16, 2011, the Company completed the sale of 26,000,000 Common Shares to the public in Canada at a price of $0.096 (CDN$0.10) per share to raise gross proceeds of $2,507,180 (CDN$2,600,000). The shares were sold pursuant to a long form prospectus filed in the Canadian provinces of Alberta, Saskatchewan, British Columbia and Ontario. PI Financial Corp. (“PI Financial”) acted as lead agent and received a corporate finance fee of $14,464 (CDN$15,000), was reimbursed $127,529 (CDN$132,250) for its expenses, was paid cash commissions $20,236 (CDN$20,985) and received non-transferable agent’s options valued at $14,644 entitling PI Financial to acquire 209,850 Common Shares at a price of $0.096 (CDN$0.10) per share exercisable for 24 months. The fair value of the agent’s options was determined using the Black-Scholes option pricing model with the following assumptions: risk-free rate of 1.63%, expected dividend yield of 0%, annualized volatility of 142.45% and expected life of two years. In connection with the offering, in addition to payments made to PI Financial, the Company incurred legal and other direct expenses, which resulted in net proceeds from the offering of $2,215,399.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

13.	Issuance of Common Shares – Cont’d

The foregoing sale of securities was made entirely outside the United States pursuant to an exemption afforded by Regulation S promulgated under the Securities Act. Following the sale of our securities in Canada, the Company’s Common Shares were listed for trading on the TSX-V exchange under the symbol “IFM.” The Company’s Common Shares continue to be traded in the United States on the OTC Bulletin Board under the symbol “IFAM.”

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

In April of 2006, the Board of Directors approved the Company’s 2006 Stock Option Plan, the purpose of which was to enhance the Company’s stockholder value and financial performance by attracting, retaining and motivating the Company’s officers, directors, key employees and consultants and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company’s success through stock ownership.

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

Six-month period ended December 31, 2011

No options were granted pursuant to the 2006 Stock Option Plan or the Amended Plan during the six-month period ended December 31, 2011.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.	Stock Based Compensation – Cont’d

On August 31, 2011, 250,000 options that were not granted pursuant to the Company’s 2006 Stock Option Plan or the Amended Plan expired.

On December 16, 2011, in connection with the sale in Canada of 26,000,000 Common Shares (See Note 13, Issuance of Common Shares), the Company issued 209,850 non-transferable Agent’s Options valued at $14,644 to PI Financial, the lead agent in the Canadian offering. Each Agent’s Option entitles PI Financial to acquire one Common Share at a price of $0.096 (CDN$0.10) per share and is exercisable for a period of 24 months. The fair value of the agent’s options was determined using the Black-Scholes option pricing model with the following assumptions: risk-free rate of 1.63%, expected dividend yield of 0%, annualized volatility of 142.45% and expected life of two years. These Agent’s Options were not granted pursuant to the Company’s 2006 Stock Option Plan or the Amended Plan.

The following table summarizes the options outstanding at December 31, 2011:

Outstanding at June 30, 2011 (audited)	950,000
Granted	209,850
Expired	(250,000)
Exercised	-
Forfeited	-
Outstanding at December 31, 2011	909,850
Exercisable at December 31, 2011	909,850

As of December 31, 2011, there was no unrecognized expenses related to non-vested stock-based compensation arrangements granted. There was no stock-based compensation expense for the six-month period ended December 31, 2011.

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
December 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

15.	Commitments and Contingencies – Cont’d

On September 14, 2007, the Company engaged Lumos & Associates, Inc. (“Lumos”) to complete the regulatory permitting process for the Company’s Mill in Mina, Nevada. The estimated total consideration to be paid under the contract was $351,300 and was subsequently increased to $366,800. The permitting process is being carried out in twelve stages. The completion date has not been determined. The Company is required to authorize in writing each stage of the work before the work proceeds. In December 2010 this contract was assigned by Lumos to Tetra Tech, Inc. by mutual agreement of the Company, Lumos, and Tetra Tech, Inc. As of December 31, 2011, the Company had recorded total expenses of $364,795 for this contract (June 30, 2011 -$353,450).

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”). The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years. Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement. As of December 31, 2011, the undertakings described in (1) and (3) above have been completed and (2) above is in progress. The 25 Option Claims together with 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

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
December 31, 2011
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
December 31, 2011
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
December 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

15.	Commitments and Contingencies – Cont’d

On September 1, 2011, SRC engaged Tetra Tech, Inc. to complete the exploration permitting activities for its Silver Queen property near Silver Peak, Nevada. The estimated total consideration to be paid under the agreement is $68,900. As of December 31, 2011, the Company had recorded total expenses of $7,854 for this contract.

As of November 4, 2011, the Company engaged Railroad Industries Incorporated to perform a detailed market study for specific types of cement that could potentially be produced at the Company’s Blue Nose limestone project. The cost of the study is estimated to be between $33,115 and $45,510, depending on the number of hours required. As of December 31, 2011, the Company had recorded total expenses of $33,624 for this contract.

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the six-month periods ended December 31, 2011, and December 31, 2010, were $15,467 and $15,863, respectively. As of December 31, 2011, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2012, June 30, 2013, and June 30, 2014, are $12,414, $23,138, and $9,500, respectively.

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
December 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

15.	Commitments and Contingencies – Cont’d

As of December 31, 2011, the Company holds 14 mineral exploration permits covering 20 sections or portions of sections in the state of Arizona. Mineral exploration permits have a duration of one year from the date of issuance. The permits can be renewed for up to four additional one-year terms for a total of five years and provide the holder of the permit with an exclusive right to explore for minerals within the state land covered by the permit and to apply for mineral leases to such land. The holder of a permit may remove from the land only the amount of material required for sampling and testing and is responsible for any damage or destruction caused by the holder’s exploration activities. The holder of a permit is entitled to ingress and egress to the covered site along routes approved by the Arizona State Land Department. IMC US has posted a bond required by the state of Arizona to back any reclamation required as a result of work performed. The permit is renewable if the holder has expended not less than $10.00 per acre during each of the first two year-long periods and $20.00 per acre during each of the next three year-long periods. Each permit fee is $500 per year plus $2.00 per acre for the first two years and $1.00 per acre per year for the following three years. Upon termination of a mineral exploration permit, the state of Arizona is entitled to information collected by the permit holder. In the event that a permit holder discovers a valuable mineral deposit, the permit holder may apply to the Arizona State Land Department for a mineral lease having a term of 20 years and renewable for an additional 20 years. A permit holder shall be the preferred recipient of the mineral lease, provided that all applicable requirements are met. A mineral lease entitles the lessee to develop and establish a mine on the leased premises, provided that a mine plan and all necessary approvals are obtained.

Each of the Company’s quarry leases located in Manitoba, Canada is renewable annually upon payment of rent to the province of Manitoba in the amount of CDN$24 per hectare or fraction thereof. During the fiscal year ended June 30, 2011, the Company paid CDN$57,504 in rent for these leases.

16.	Related Party Transactions

There are no amounts owed to or from related parties as of December 31, 2011, or June 30, 2011.

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the Company and the related parties.

Six-months ended December 31, 2011

A corporation owned and operated by the Company’s President who is also a member of the Company’s Board of Directors, received $51,000 for the President’s services.

The Company recorded expenses of $20,553 for legal services rendered and expenses incurred on behalf of the Company by a law firm, a partner of which is also a member of the Company’s Board of Directors. In addition the same law firm was paid $70,853 for legal services rendered and expenses incurred on behalf of the Company that were capitalized as costs for raising capital.

The Company’s Chief Financial Officer received $12,382 for consulting services provided to the Company.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

16.	Related Party Transactions – Cont’d

The Company’s Corporate Secretary received $28,500 for administrative services provided to the Company.

The Company recorded interest expense of $1,381 pursuant to a promissory note issued to a corporation that is owned and controlled by the Company’s Chief Executive Officer who is also a member of its Board of Directors. Also see Note 9, Note Payable.

Six-months ended December 31, 2010

A corporation owned and operated by the Company’s President who is also a member of the Company’s Board of Directors, received $51,000 for the President’s services.

The Company’s Chief Financial Officer received $11,758 for consulting services provided to the Company.

The Company’s Corporate Secretary received $27,575 for administrative services provided to the Company.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

FOR THE SIX-MONTH AND THREE-MONTH PERIODS ENDED DECEMBER 31, 2011

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

Discussion of Operations and Financial Condition

Six-Month and Three-Month Periods ended December 31, 2011

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $20,022,279 from inception to December 31, 2011. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional capital. We are continuing our efforts to raise additional capital and are moving forward with exploration of our projects.

Public Offering of Securities Outside the U.S.

On December 16, 2011, the Company completed the sale of 26,000,000 shares of its common stock (“Common Shares” or a “Common Share”) to the public in Canada at a price of $0.096 (CDN$0.10) per share to raise gross proceeds of $2,507,180 (CDN$2,600,000). The shares were sold pursuant to a long form prospectus filed in the Canadian provinces of Alberta, Saskatchewan, British Columbia and Ontario. PI Financial Corp. (“PI Financial”) acted as lead agent and received a corporate finance fee of $14,464 (CDN$15,000), was reimbursed $127,529 (CDN$132,250) for its expenses, was paid cash commissions $20,236 (CDN$20,985) and received non-transferable agent’s options entitling PI Financial to acquire 209,850 Common Shares at a price of $0.096 (CDN$0.10) per share exercisable for 24 months. In connection with the offering, in addition to payments made to PI Financial, the Company incurred legal and other direct expenses, which resulted in net proceeds from the offering of $2,215,399. The Company intends to use a portion of these proceeds to continue exploration activities at its Blue Nose cement grade limestone property (see below).

The foregoing sale of securities was made entirely outside the United States pursuant to an exemption afforded by Regulation S promulgated under the Securities Act. Following the sale of our securities in Canada, the Company’s Common Shares were listed for trading on the TSX-V exchange under the symbol “IFM.” The Company’s Common Shares continue to be traded in the United States on the OTC Bulletin Board under the symbol “IFAM.”

Corporate Structure

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

We have continued to raise capital and are moving forward with exploration on our Projects. The Company intends to continue to acquire, explore for and, if warranted, develop cement grade limestone properties in strategic locations with a view to filling an anticipated increased demand for cement in the United States and Canada, with a focus on the States of Nevada, California, Utah, Idaho and Arizona as well as the Provinces of Saskatchewan and Manitoba. Based on our evaluation of our 17 Limestone Projects completed to date, we have determined that the Blue Nose and Morgan Hill Projects currently provide the best opportunity for development of resources that could go to production. Further exploration efforts will be concentrated on the development of the Blue Nose Property which shows the highest potential for development of a substantial cement grade limestone resource.

The Company is also continuing its evaluation of the silver/base metal projects and milling facility held by SRC. The Company has determined that the Silver Queen, Klondyke and Kope Scheelite Projects currently provide the best opportunity for development of resources that could go to production. Permitting of the Red Rock mill site at Mina, Nevada is close to completion. While exploratory drilling programs are being developed, the Company is also considering joint ventures with third parties to further explore and develop, if warranted, those properties. For more information regarding the Silver Queen and Klondyke properties, see “Contractual Obligations and Commercial Commitments” herein.

Stock Based Compensation

In April of 2006, the Board of Directors approved the Company’s 2006 Stock Option Plan, the purpose of which was to enhance the Company’s stockholder value and financial performance by attracting, retaining and motivating the Company’s officers, directors, key employees and consultants and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company’s success through stock ownership.

The Company held an annual meeting of shareholders on July 29, 2011. At the meeting, among other actions, the shareholders of the Company approved the amendment and restatement of the 2006 Stock Option Plan resulting in the Company’s Amended Stock Option Plan (the “Amended Plan”). The Amended Plan replaces the Company’s 2006 Stock Option Plan and no further options will be issued under the 2006 Stock Option Plan. The terms of the Amended Plan include, among others, that (a) officers, directors, employees and consultants who provide services to the Company may be granted options to acquire shares of the Company’s Common Shares at the fair market value of the stock on the date of grant, (b) options may have a term of up to 10 years, (c) the Company may issue options in a number up to a maximum of 10% of the outstanding Common Shares, and (d) outstanding stock options previously granted pursuant to the 2006 Stock Option Plan will remain in effect and be exercisable in accordance with, and be deemed to be issued under, the terms of the Amended Plan. It is expected that options issued pursuant to the Amended Plan will not be “qualified” options under the provisions of section 422 of the Internal Revenue Code of 1986 as amended from time to time

No options were granted pursuant to the 2006 Stock Option Plan or the Amended Plan during the six-month period ended December 31, 2011.

On August 31, 2011, 250,000 options that were not granted pursuant to the Company’s 2006 Stock Option Plan or the Amended Plan expired.

On December 16, 2011, in connection with the sale in Canada of 26,000,000 Common Shares, the Company issued 209,850 non-transferable Agent’s Options to PI Financial, the lead agent in the Canadian offering. Each Agent’s Option entitles PI Financial to acquire one Common Share at a price of $0.096 (CDN$0.10) per share and is exercisable for a period of 24 months. These Agent’s Options were not granted pursuant to the Company’s 2006 Stock Option Plan or the Amended Plan.

SELECTED FINANCIAL INFORMATION

	Three months	Three months
	ended	ended
	December 31, 2011	December 31, 2010

Revenues	Nil	Nil
Net (Loss)	$(177,003)	$(385,062)
(Loss) per share-basic and diluted	-	$(0.01)

	Six months	Six months
	ended	ended
	December 31, 2011	December 31, 2010

Revenues	Nil	Nil
Net (Loss)	$(563,502)	$(1,712,984)
(Loss) per share-basic and diluted	$(0.01)	$(0.03)

	As of	As of
	December 31, 2011	June 30, 2011

Total Assets	$4,108,750	$2,240,487
Total Liabilities	$542,787	$271,984
Cash dividends declared per share	Nil	Nil

Total assets as of December 31, 2011 include cash and cash equivalents of $2,266,211, short-term investments of $33,669, marketable securities of $79,156, prepaid expenses and other receivables of $124,431, restricted cash of $82,500, reclamation deposits of $240,805, plant and equipment of $767,453, net of depreciation, and mineral property interests of $514,525. As of June 30, 2011, total assets include cash and cash equivalents of $317,912, short-term investments of $83,604, marketable securities of $68,429, prepaid expenses and other receivables of $103,807, restricted cash of $82,500, reclamation deposits of $240,805, plant and equipment of $828,905, net of depreciation, and mineral property interests of $514,525.

The revenues and net loss (unaudited) of the Corporation for the quarter ended December 31, 2011 as well as the seven quarterly periods completed immediately prior thereto are set out below:

	For the	For the	For the	For the	For the	For the	For the	For the
	three months	three months	three months	three months	three months	three months	three months	three months
	ended	ended	ended	ended	ended	ended	ended	ended
	December 31	September 30	June 30	March 31,	December 31	September 30	June 30	March 31,
	2011	2011	2011	2011	2010	2010	2010	2010
	$	$	$	$	$	$	$	$

Revenues	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Net Loss	(177,003)	(386,499)	(265,364)	(544,731)	(385,062)	(1,327,922)	(601,518)	(423,555)

Loss per Weighted Average
Number of Shares
Outstanding
-Basic and Fully Diluted	Nil	(0.01)	Nil	(0.01)	(0.01)	(0.02)	(0.01)	(0.01)

Revenues

No revenue was generated by the Company’s operations during the three-month and six-month periods ended December 31, 2011 and December 31, 2010. The Company is an exploration stage mining company and has not yet realized any revenue from its operations.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administration Expense

Included in operating expenses for the three-month period ended December 31, 2011 is general and administration expense of $114,045 as compared with $202,514 for the three-month period ended December 31, 2010. During the six-month period ended December 31, 2011, general and administration expense was $330,132 as compared to $401,272 for the six-month period ended December 31, 2010. General and administration expense consists of professional, consulting, office and general and other miscellaneous costs. General and administration expense represents approximately 59% of the total operating expense for the six-month period ended December 31, 2011 and approximately 23% of the total operating expense for the six-month period ended December 31, 2010. General and administration expense decreased by $71,140 in the current six-month period, as compared to the similar six-month period for the prior year. The decrease in this expense is mainly due to decreases in expenses for investor relations and stock based compensation being offset only in part by the cost of a market study for specific types of cement relating to the Company’s Blue Nose limestone property.

(b) Project Expense

During the three-month period ended December 31, 2011, project expense was $31,041 as compared to $146,355 for the three-month period ended December 31, 2010. During the six-month period ended December 31, 2011, project expense was $170,098 as compared to $1,239,746 for the six-month period ended December 31, 2010. Project expense represents approximately 30% of the total operating expenses for the six-month period ended December 31, 2011 and approximately 72% of the total operating expenses for the six-month period ended December 31, 2010. Project expense decreased significantly during the three and six-month periods ended December 31, 2011, as the Company pursued additional sources of capital to fund the exploration of its mineral claims.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow and cash in hand for the six-month periods:

	December 31, 2011	December 31, 2010

Cash and cash equivalents	$2,266,211	$99,964
Working capital	$2,352,900	$525,790
Cash (used) in operating activities	$(526,358)	$(1,704,437)
Cash provided in investing activities	$259,258	$198,653
Cash provided by financing activities	$2,215,399	$7,500

As of December 31, 2011 the Company had working capital of $2,352,900 as compared to $525,790 as of December 31, 2010.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2011 and December 31, 2010.

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

On September 14, 2007, the Company engaged Lumos & Associates, Inc. (“Lumos”) to complete the regulatory permitting process for the Company’s Mill in Mina, Nevada. The estimated total consideration to be paid under the contract was $351,300 and was subsequently increased to $366,800. The permitting process is being carried out in twelve stages. The completion date has not been determined. The Company is required to authorize in writing each stage of the work before the work proceeds. In December 2010 this contract was assigned by Lumos to Tetra Tech, Inc. by mutual agreement of the Company, Lumos, and Tetra Tech, Inc. As of December 31, 2011, the Company had recorded total expenses of $364,795 for this contract (June 30, 2011 -$353,450).

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”). The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years. Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement. As of December 31, 2011, the undertakings described in (1) and (3) above have been completed and (2) above is in progress. The 25 Option Claims together with 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

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

On September 1, 2011, SRC engaged Tetra Tech, Inc. to complete the exploration permitting activities for its Silver Queen property near Silver Peak, Nevada. The estimated total consideration to be paid under the agreement is $68,900. As of December 31, 2011, the Company had recorded total expenses of $7,854 for this contract.

As of November 4, 2011, the Company engaged Railroad Industries Incorporated to perform a detailed market study for specific types of cement that could potentially be produced at the Company’s Blue Nose limestone project. The cost of the study is estimated to be between $33,115 and $45,510, depending on the number of hours required. As of December 31, 2011, the Company had recorded total expenses of $33,624 for this contract.

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the six-month periods ended December 31, 2011, and December 31, 2010, were $15,467 and $15,863, respectively. As of December 31, 2011, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2012, June 30, 2013, and June 30, 2014, are $12,414, $23,138, and $9,500, respectively.

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

As of December 31, 2011, the Company holds 14 mineral exploration permits covering 20 sections or portions of sections in the state of Arizona. Mineral exploration permits have a duration of one year from the date of issuance. The permits can be renewed for up to four additional one-year terms for a total of five years and provide the holder of the permit with an exclusive right to explore for minerals within the state land covered by the permit and to apply for mineral leases to such land. The holder of a permit may remove from the land only the amount of material required for sampling and testing and is responsible for any damage or destruction caused by the holder’s exploration activities. The holder of a permit is entitled to ingress and egress to the covered site along routes approved by the Arizona State Land Department. IMC US has posted a bond required by the state of Arizona to back any reclamation required as a result of work performed. The permit is renewable if the holder has expended not less than $10.00 per acre during each of the first two year-long periods and $20.00 per acre during each of the next three year-long periods. Each permit fee is $500 per year plus $2.00 per acre for the first two years and $1.00 per acre per year for the following three years. Upon termination of a mineral exploration permit, the state of Arizona is entitled to information collected by the permit holder. In the event that a permit holder discovers a valuable mineral deposit, the permit holder may apply to the Arizona State Land Department for a mineral lease having a term of 20 years and renewable for an additional 20 years. A permit holder shall be the preferred recipient of the mineral lease, provided that all applicable requirements are met. A mineral lease entitles the lessee to develop and establish a mine on the leased premises, provided that a mine plan and all necessary approvals are obtained.

Each of the Company’s quarry leases located in Manitoba, Canada is renewable annually upon payment of rent to the province of Manitoba in the amount of CDN$24 per hectare or fraction thereof. During the fiscal year ended June 30, 2011, the Company paid CDN$57,504 in rent for these leases.

Cash Requirements

At December 31, 2011, the Company had cash and cash equivalents of $2,266,211, short-term investments of $33,669, marketable securities of $79,156, and prepaid expenses and other receivables of $124,431 for total current assets of $2,503,467.

During the twelve month period ending June 30, 2012, the Company expects to incur approximately $500,000 in project expenses in connection with its Blue Nose limestone project and plans to incur additional expenses related to other limestone projects. Our ability to incur Project expenses is subject to permitting programs with the Bureau of Land Management and results of drilling as it progresses. As of the date of this report, the Company expects to be able to incur all of the Project and General and administration expenses planned in the current fiscal year without raising additional capital.

Subsequent Events

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

CONTROLS AND PROCEDURES

Based on an evaluation, conducted by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of December 31, 2011, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

1.	recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and

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

Changes in Internal Controls

During the quarter ended December 31, 2011, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $20,022,279 from inception to December 31, 2011, and incurred losses of $563,502 during the six-month period ended December 31, 2011. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; or (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations.

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

Current Report on Form 8-K “Item 3.02 Sale of Unregistered Securities”, dated December 16, 2011

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INFRASTRUCTURE MATERIALS CORP.

Dated: February 16, 2012	By:/s/Anne Macko
Anne Macko, Secretary