Form 10-Q
period 2012-03-31
INFRASTRUCTURE MATERIALS CORP.
filed 2012-05-09
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [X]     No [   ]

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

Yes [   ]     No [X]

The number of shares of registrant’s common stock outstanding as of April 30, 2012 was 98,935,486.

INFRASTRUCTURE MATERIALS CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2012
TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1.              Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

CONTENTS

Interim Consolidated Balance Sheets as of March 31, 2012 (unaudited) and June 30, 2011 (audited)	4

Interim Consolidated Statements of Operations and Comprehensive Loss for the nine-months and three-months ended March 31, 2012 and March 31, 2011, and for the period from inception to March 31, 2012	5

Interim Consolidated Statements of Changes in Stockholders’ Equity for the nine-months ended March 31, 2012 and for the period from inception to March 31, 2012	6

Interim Consolidated Statements of Cash Flows for the nine-months ended March 31, 2012 and March 31, 2011, and for the period from inception to March 31, 2012	7

Condensed Notes to Interim Consolidated Financial Statements	8 - 26

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Balance Sheets as at
March 31, 2012 and June 30, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	March 31,	June 30,
	2012	2011
	$	$
	(unaudited)	(audited)
ASSETS
Current
Cash and cash equivalents	1,951,935	317,912
Short term investments	33,693	83,604
Marketable securities (Note 10)	63,408	68,429
Prepaid expenses and other receivables	32,800	103,807

Total Current Assets	2,081,836	573,752

Restricted Cash (Note 5)	82,500	82,500
Reclamation Deposit (Note 6)	240,805	240,805

Plant and Equipment, net (Note 7)	745,414	828,905
Mineral Property Interests (Note 8)	514,525	514,525

Total Assets	3,665,080	2,240,487

LIABILITIES
Current
Accounts payable	53,027	52,197
Accrued liabilities	29,418	103,903

Total Current Liabilities	82,445	156,100

Deferred Revenue (Note 10)	368,643	93,429
Asset Retirement Obligation (Note 11)	24,138	22,455

Total Liabilities	475,226	271,984

Exploration Stage Activities (Note 2)
Commitments and Contingencies (Note 15)
Related Party Transactions (Note 16)
Subsequent Events (Note 17)

Redeemable Preferred Stock (Note 12)	-	300,000

STOCKHOLDERS’ EQUITY
Capital Stock (Note 13)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding (June 30, 2011 – 2,608,696) (Note 12)	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 98,935,486 issued and outstanding (June 30, 2011 – 70,326,790)	9,894	7,033
Additional Paid-in Capital	23,632,785	21,120,247
Accumulated Other Comprehensive Loss	(70,185)	-
Deficit Accumulated During the Exploration Stage	(20,382,640)	(19,458,777)

Total Stockholders’ Equity	3,189,854	1,668,503

Total Liabilities and Stockholders’ Equity	3,665,080	2,240,487

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Operations and Comprehensive Loss
For the nine-months and three-months ended March 31, 2012 and March 31, 2011 and the Period from Inception (June 3, 1999) to March 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the	For the	For the
		nine months	nine months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	March 31,	March 31,	March 31,	March 31,
	inception	2012	2011	2012	2011
	$	$	$	$	$
Operating Expenses

General and administration	9,606,223	528,085	619,848	197,953	218,576
Project expenses	10,180,748	301,263	1,529,555	131,165	289,809
Depreciation	1,129,419	93,557	110,361	31,378	36,787

Total Operating Expenses	20,916,390	922,905	2,259,764	360,496	545,172

Loss from Operations	(20,916,390)	(922,905)	(2,259,764)	(360,496)	(545,172)
Other income-interest	386,939	423	2,049	135	441
Other income-gain on bargain purchase (Note 8)	238,645	-	-	-	-
Interest Expense	(91,834)	(1,381)	-	-	-

Loss before Income Taxes	(20,382,640)	(923,863)	(2,257,715)	(360,361)	(544,731)

Provision for income taxes	-	-	-	-	-

Net Loss	(20,382,640)	(923,863)	(2,257,715)	(360,361)	(544,731)

Unrealized loss on marketable securities (Note 10)		(70,185)		(15,748)	-

Comprehensive Loss		(994,048)	(2,257,715)	(376,109)	(544,731)

Loss per Weighted Average Number of Shares Outstanding -Basic and Fully Diluted		(0.01)	(0.03)	-	(0.01)

Weighted Average Number of Shares Outstanding During the Periods -Basic and Fully Diluted		82,198,095	68,622,228	98,395,486	69,447,161

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Financial Statements of Changes in Stockholders’ Equity
From Inception (June 3, 1999) to March 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

					Deficit
					Accumulated	Accumulated
	Common Stock		Additional	Deferred	during the	Other	Total
	Number		Paid-in	Stock	Exploration	Comprehensive	Stockholders’
	of Shares	Amount	Capital	Compensation	Stage	Loss	Equity
		$	$	$	$	$	$
For the period from inception (June 3, 1999) through July 1, 2004	1	-	5,895		(5,895)		-
Net (loss)	-	-	910		(910)		-
Balance June 30, 2005 (audited)	1	-	6,805	-	(6,805)		-
Contribution to additional paid-in capital	-	-	3,024				3,024
Cancelled shares	(1)	-	(1)				(1)
Common shares issued for nil consideration	14,360,000	1,436	(1,436)		-		-
Common shares issued for cash	2,050,000	205	414,795		-		415,000
Subscription for stock			300,000		-		300,000
Stock issuance cost	-	-	(24,500)		-		(24,500)
Net loss for the year	-	-	-		(87,574)		(87,574)
Balance June 30, 2006 (audited)	16,410,000	1,641	698,687	-	(94,379)		605,949

Common shares issued for cash	3,395,739	340	548,595		-		548,935
Common shares issued to agents in lieu of commission for placement of common shares and convertible debentures	1,064,000	106	265,894		-		266,000
Common shares issued for acquisition of interests in mineral claims	3,540,600	354	884,796		-		885,150
Common shares issued for acquisition of interests in mineral claims	1,850,000	185	462,315		-		462,500
Common shares issued for acquisition interests in a refinery	88,500	9	22,116		-		22,125
Common shares issued for purchase of a mill with capital equipments	6,975,000	697	1,743,053		-		1,743,750
Stock issuance cost			(59,426)				(59,426)
Stock based compensation			30,026				30,026
Net loss for the year		-	-	-	(2,845,424)		(2,845,424)
Balance June 30, 2007 (audited)	33,323,839	3,332	4,596,056	-	(2,939,803)		1,659,585

Common stock issued to consultants	3,000,000	300	2,249,700	(1,875,000)	-		375,000
Stock based compensation		-	139,272		-		139,272
Warrant modification expense			844,423				844,423
Conversion of convertible debentures with accrued interest	7,186,730	719	3,590,801	-	-		3,591,520
Common shares issued for acquisition of interests in mineral claims	175,000	18	104,982				105,000
Common stock issued to a consultant	100,000	10	57,990				58,000
Amortization of deferred stock compensation				562,500			562,500
Net loss for the year					(4,635,465)		(4,635,465)
Balance June 30, 2008 (audited)	43,785,569	4,379	11,583,224	(1,312,500)	(7,575,268)		2,699,835

Common shares issued for cash (net)	7,040,000	704	3,372,296	-	-		3,373,000
Common stock issued to a consultant	75,000	7	43,493	-	-		43,500
Common stock issued on acquisition of a subsidiary	397,024	40	31,722	-	-		31,762
Common shares issued on warrant exercises	8,900,907	890	2,224,337	-	-		2,225,227
Stock based compensation			814,050				814,050
Warrant modification expense			346,673				346,673
Amortization of deferred stock compensation				1,125,000			1,125,000
Net loss for the year					(6,045,477)		(6,045,477)
Balance June 30, 2009 (audited)	60,198,500	6,020	18,415,795	(187,500)	(13,620,745)		4,613,570

Common shares issued for cash	6,973,180	697	1,603,134				1,603,831
Common stock issued on acquisition of a
subsidiary	1,021,777	102	275,778				275,880
Stock based compensation			216,751				216,751
Amortization of deferred stock
compensation				187,500			187,500
Net loss for the year					(3,314,953)		(3,314,953)
Balance June 30, 2010 (audited)	68,193,457	6,819	20,511,458	-	(16,935,698)		3,582,579

Common shares issued for cash	2,083,333	209	499,791				500,000
Stock based compensation			101,503				101,503
Common stock options exercised	50,000	5	7,495				7,500
Net loss for the year					(2,523,079)		(2,523,079)
Balance June 30, 2011 (audited)	70,326,790	7,033	21,120,247	-	(19,458,777)		1,668,503

Common shares issued for cash (net)	26,000,000	2,600	2,212,799	-	-		2,215,399
Preferred shares converted to common shares	2,608,696	261	299,739				300,000
Unrealized loss on marketable securities						(70,185)	(70,185)
Net loss for the period					(923,863)		(923,863)
Balance March 31, 2012 (unaudited)	98,935,486	9,894	23,632,785	-	(20,382,640)	(70,185)	3,189,854

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Cash Flows
For the nine-months ended March 31, 2012 and March 31, 2011
and for the period from Inception (June 3, 1999) to March 31, 2012.
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Cumulative	For the nine	For the nine
	Since	months ended	months ended
	Inception	March 31, 2012	March 31, 2011
	$	$	$
Cash Flows from Operating Activities
Net loss	(20,382,640)	(923,863)	(2,257,715)
Adjustment for:
Depreciation	1,129,419	93,557	110,361
Amortization of debt issuance cost	247,490	-	-
Loss on disposal of plant and equipment	10,524	-	-
Gain on Bargain Purchase (Note 8)	(238,645)	-	-
Stock based compensation	1,301,602	-	89,879
Warrant modification expense	1,191,096	-	-
Shares issued for mineral claims, as part of project expenses	1,452,650	-	-
Shares issued for consultant services expensed	2,351,500	-	-
Shares issued on acquisition of subsidiary	31,762	-	-
Accretion of Asset Retirement Obligation (Note 11)	24,138	1,683	-
Interest on convertible debentures	90,453	-	-
Changes in non-cash working capital
Prepaid expenses and other receivables	(32,800)	71,007	(19,154)
Accounts payable	53,027	830	(6,868)
Accrued liabilities	29,859	(74,485)	(50,076)

Net cash used in operating activities	(12,740,565)	(831,271)	(2,133,573)

Cash Flows from Investing Activities
Decrease (Increase) in Short-term investments	(33,693)	49,911	323,422
Increase in Reclamation Deposit	(240,805)	-	-
Increase in Restricted Cash	(82,500)	-	-
Cash received for option on claims and included in Deferred revenue (Note 10)*	235,050	210,050	25,000
Acquisition of plant and equipment for cash	(121,816)	(10,066)	-
Proceeds from sale of plant and equipment	2,500	-	-

Net cash provided (used) in investing activities	(241,264)	249,895	348,422

Cash Flows from Financing Activities
Issuance of common shares for cash (net)	9,109,970	2,215,399	500,000
Issuance of preferred shares for cash	300,000	-	-
Issuance of common shares for option exercise	7,500	-	7,500
Issuance of common shares for warrant exercises	2,225,227	-	-
Issuance of promissory note	100,000	100,000	-
Repayment of promissory note	(100,000)	(100,000)	-
Issuance of convertible debentures subsequently converted to cash	3,501,067	-	-
Stock and debenture placement commissions paid in cash	(210,000)	-	-

Net cash provided by financing activities	14,933,764	2,215,399	507,500

Net Change in Cash	1,951,935	1,634,023	(1,277,651)

Cash - beginning of period	-	317,912	1,598,248

Cash - end of period	1,951,935	1,951,935	320,597

Supplemental Cash Flow Information

Interest Paid	1,381	1,381	-

Income taxes paid	-	-	-

* Excludes receipt of marketable securities for $133,593, being a non-cash item included in Deferred Revenue

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Infrastructure Materials Corp. (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (GAAP); however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at March 31, 2012 and June 30, 2011, the results of its operations for the three and nine- month periods ended March 31, 2012 and March 31, 2011, and its cash flows for the nine-month periods ended March 31, 2012 and March 31, 2011. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the nine- month period ended March 31, 2012 are not necessarily indicative of results to be expected for the full year.

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

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $20,382,640 from inception to March 31, 2012. The Company has no source of operating revenue and expects to incur significant expenses before establishing operating revenue. Due to continuing operating losses and cash outflows from continuing operations, the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. In the event that the Company is unable to raise additional capital, as to which there is no assurance, the Company will not be able to continue doing business. The Company’s future success is dependent upon its continued ability to raise sufficient capital, not only to finance its operating expenses, but to continue its exploration activities and its assessments of the commercial viability of its claims. There is no assurance that such capital will be available on acceptable terms, if at all, or that the Company will attain profitable levels of operation.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2012
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

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as the FASB Emerging Issues Task Force ("EITF") Issue 04-2. The Company assesses the carrying costs for impairment under ASC 360 and evaluates its carrying value under ASC 930 at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. The Company has capitalized $514,525 as Mineral Property Interests (See Note 8, Mineral Property Interests), and written off all other property payments to project expenses as impaired costs. Once capitalized, such costs will be amortized using the units-of- production method over the estimated life of the probable reserve.

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
March 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

3.	Nature of Operations – Cont’d

On December 18, 2008, the Company incorporated a second wholly owned subsidiary in the state of Delaware under its former name, “Silver Reserve Corp.” The Company assigned all fourteen of its silver/base metal projects in Nevada to SRC. As of June 1, 2010, SRC terminated its interest in one of the projects. SRC’s remaining thirteen claim groups contain 463 mineral claims covering approximately 9,524 acres and 10 patented claims and 3 leased patented claims covering approximately 248 acres. SRC also has a milling facility located in Mina, Nevada on six mill site claims covering approximately 30 acres.

In December 2009, the Company further expanded its limestone exploration activities by acquiring CIC, a Canadian corporation, as its wholly-owned subsidiary. At the time of its acquisition by the Company, CIC controlled 95 limestone quarry leases issued by the province of Manitoba, Canada, covering 6090 hectares (15,049 acres). The Company acquired CIC pursuant to a Share Exchange Agreement (the “CIC Agreement”) between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009. Mr. Montgomery was the sole shareholder of CIC. Because Mr. Montgomery is also the Company’s Chief Executive Officer and a member of its Board of Directors, the CIC Agreement was approved by the disinterested members of the Company’s Board of Directors on November 27, 2009, after obtaining an independent appraisal and market study for the properties. Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 shares of the Company’s common stock. The CIC Agreement closed on February 9, 2010. Also see Note 8, Mineral Property Interests. In January 2011 and May 2011, the Company decided to forfeit a total of 60 quarry leases covering approximately 3,709 hectares (9,166 acres). As of March 31, 2012, CIC controls 35 quarry leases covering 2,381 hectares (5,883 acres).

The Company has not yet determined that any of its claims, mineral rights, mineral exploration permits or quarry leases can be economically developed and has expensed related costs to project expense. The Company’s assessment of the claims, mineral exploration permits, mineral rights and quarry leases may change after further exploration.

4.	Fair Value of Financial Instruments

The fair values of financial assets measured at the balance sheet date of March 31, 2012 are as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	1,951,935	1,951,935
Short term investments	33,693	33,693
Marketable securities	63,408	63,408
Restricted Cash	82,500	82,500

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.	Fair Value of Financial Instruments – Cont’d

The fair values of financial assets measured at the balance sheet date of June 30, 2011 are as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	317,912	317,912
Short term investments	83,604	83,604
Marketable securities	68,429	68,429
Restricted Cash	82,500	82,500

5.	Restricted Cash

Amounts reflected as Restricted Cash represent either cash held as collateral or certificates of deposits pledged toward reclamation liabilities assessed by the BLM. Periodically, the BLM may require the Company to pledge additional cash as collateral or the Company may be allowed to remove restrictions on this cash by completing its reclamation obligations, as the case may be.

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
March 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Plant and Machinery	15%	declining balance method
Tools	25%	declining balance method
Vehicles	20%	declining balance method
Consumables	50%	declining balance method
Molds	30%	declining balance method
Mobile Equipment	20%	declining balance method
Factory Buildings	5%	declining balance method

	March 31, 2012		June 30, 2011
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Computer equipment	24,513	7,891	14,448	5,615
Office, furniture and fixtures	3,623	2,279	3,623	2,041
Plant and Machinery	1,514,511	900,441	1,514,511	822,601
Tools	11,498	6,055	11,498	4,799
Vehicles	76,928	48,404	76,928	43,371
Consumables	64,197	62,734	64,197	61,857
Molds	900	774	900	738
Mobile Equipment	73,927	52,339	73,927	48,530
Factory Buildings	74,849	18,615	74,849	16,424
	1,844,946	1,099,532	1,834,881	1,005,976

Net carrying amount		745,414		828,905
Depreciation charges		93,557		147,148

8.	Mineral Property Interests

The Company entered into an agreement to acquire CIC as a wholly-owned subsidiary, pursuant to the CIC Agreement between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009. Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 Common Shares. The CIC Agreement closed on February 9, 2010.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.	Mineral Property Interests – Cont’d

The Company accounted for the acquisition of CIC as a business combination under the acquisition method as discussed in FASB ASC Topic 805. ASC 805 requires acquisition-date fair value measurement of identifiable assets, liabilities assumed and non-controlling interests in the acquiree. The only assets acquired were CIC’S quarry leases having a fair value of $514,525 (CDN$550,000) that were recorded as an asset, “Mineral Property Interests,” on the date of acquisition. The Company obtained an independent appraisal and market study to determine the fair value of the quarry leases acquired. The stock of the Company traded at $0.27 per share on February 9, 2010, and the Company recorded a $275,880 increase in shareholders’ equity reflecting the issuance of 1,021,777 Common Shares in exchange for all of the issued and outstanding shares of CIC. There were no liabilities assumed by the Company and no non-controlling interests in CIC, yielding a bargain purchase price of $238,645 that was recorded as Other Income in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Costs incurred in connection with the acquisition were expensed.

Amounts recognized as assets as of the acquisition date:

Mineral Property Interests, being quarry leases in the province of Manitoba, Canada at fair value (CDN$550,000)	$514,525

Total consideration transferred included the following:

Fair value as of the acquisition date of 1,021,777 Common Shares of the Company issued in exchange for all issued and outstanding shares of CIC	$275,880

Gain on bargain purchase, being the excess of the fair value of net assets acquired over the purchase price, and recognized as Other Income in the Statements of Operations and Comprehensive Loss	$238,645

9.	Note Payable

As of August 24, 2011, the Company borrowed $100,000 from Mont Strategies Inc., a corporation that is owned and controlled by Todd D. Montgomery, the Company’s Chief Executive Officer and a member of its Board of Directors. The loan was made pursuant to a demand promissory note that bore interest at a rate of four percent (4%) per annum and had a maturity date of August 24, 2013, the second anniversary of such promissory note. On December 27, 2011, the Company retired the promissory note by paying Mont Strategies Inc. the principal amount of the note along with accrued interest. For the nine-month period ended March 31, 2012, the Company recorded interest expense of $1,381 for the promissory note.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	Deferred Revenue and Marketable Securities

On February 25, 2011, SRC entered into an option and joint venture agreement (the “IMMI Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly-owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project Claim Group (the “NL Project”) for total consideration of $350,000 and 1,925,000 shares of IMMC’s common stock (the “Consideration”). The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47. Under the terms of the IMMI Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period. As of June 30, 2011, the Company had received Consideration of $93,429, consisting of 275,000 shares of IMMC’s common stock with a fair market value of $68,429 that was recorded as Marketable Securities in the Company’s Consolidated Balance Sheets and $25,000 in cash. On September 2, 2011, the Company received Consideration of $100,164 consisting of 300,000 shares of IMMC’s common stock with a fair market value of $65,164 and $35,000 in cash. Because IMMI’s interest in the NL Project vests at the end of the five-year period, this Consideration is accounted for in the Consolidated Balance Sheets as Deferred Revenue, a non-current liability. The unrealized loss of $70,185 arising from the reduction in the market value of the Company’s shares of IMMC’s common stock as of March 31, 2012, is accounted for in the Stockholders’ Equity section of the Consolidated Balance Sheets as Accumulated Other Comprehensive Loss.

On August 24, 2011, SRC entered into an option agreement dated as of August 19, 2011 (the “MGold Option Agreement”) with MGold Resources Inc. (“MGold”), pursuant to which MGold had an option (the “Option) to earn a 50% interest in each of SRC’s Silver Queen Claim Group (the “Silver Queen Property”) and Klondyke Claim Group (the “Klondyke Property”) after expenditure of certain Option Costs and the full payment of the Cash Consideration, as defined below. The Silver Queen Property consists of 178 mineral claims and the Klondyke Property consists of 134 mineral claims and 2 leased patented claims, with both Properties located in Esmeralda County, Nevada. The MGold Option Agreement was preceded by a Letter of Intent between SRC and MGold dated as of June 8, 2011. Under the terms of the MGold Option Agreement, MGold was required to incur exploration expenditures totaling CDN$4,000,000 with regards to the Silver Queen Property and CDN$1,350,000 with regards to the Klondyke Property (together, the “Option Costs”). MGold also was to make total cash payments to SRC of CDN$2,000,000 for the Silver Queen Property and CDN$265,000 for the Klondyke Property (together, the “Cash Consideration”). The Option Costs were to be made over a period of 30 months, and the Cash Consideration was to be paid over a period of 33 months. Upon full expenditure of the Option Costs and payment of the total Cash Consideration, the Option could be exercised and MGold would hold a 50% equity interest in each of the Silver Queen Property and Klondyke Property. On September 26, 2011, the Company received $145,875 (CDN$150,000) and $29,175 (CDN$30,000) from MGold representing the first Cash Consideration payments for the Silver Queen Property and the Klondyke Property, respectively. Because MGold’s interests in the Silver Queen and Klondyke Properties were to vest at the end of the 33-month period, this Cash Consideration has been accounted for in the Consolidated Balance Sheets as Deferred Revenue, a non-current liability. On March 15, 2012, MGold issued notice to SRC that MGold was terminating the MGold Option Agreement effective April 14, 2012. Because the termination of the MGold Option Agreement is effective after the date of this report, the effect of the termination will be reflected in the Company’s consolidated financial statements for the period ending June 30, 2012.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	Deferred Revenue and Marketable Securities – Cont’d

The components of Deferred Revenue are summarized as follows:

	March 31,	June 30,
	2012	2011
	$	$

IMMI	193,593	93,429
MGold	175,050	-

Total	368,643	93,429

11.	Asset Retirement Obligation

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

At the end of each reporting period, ARO’s are equal to the present value of all estimated future costs required to remediate any ground disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. A liability for an asset retirement obligation may be incurred over more than one reporting period if the events that create the obligation occur over more than one reporting period. Any incremental liability incurred in a subsequent reporting period will be considered to be an additional layer of the original liability. Each layer will be initially measured at fair value. Included in this liability are the costs of reclamation and monitoring and maintenance costs. A discount rate of 10% was determined to be applicable. The Company recorded accretion expense of $1,683 for the nine-month period ended March 31, 2012. The Company’s entire ARO as of March 31, 2012 and June 30, 2011 relates to the Company’s Blue Nose limestone project.

Balance as of June 30, 2011	$22,455
Increase in Asset Retirement Obligation	-
Accretion for the period ending March 31, 2012	1,683

Balance as of March 31, 2012	$24,138

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2012
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

Terms, Features and Conditions of the Company’s Series A Redeemable Preferred Stock:

	Date of	Number of	Par	Stated
	Designation	Shares	Value	Value	Conversion
A	6/1/2011	2,608,696	$0.0001	$0.115	$ 0.115

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
March 31, 2012
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

Nine-month period ended March 31, 2012

On September 29, 2011, 2,608,696 outstanding shares of the Company’s Series A Preferred Stock were converted to 2,608,696 Common Shares, which results in an increase of $261 and $299,739 to common stock and additional paid-in capital, respectively. Also see Note 12, Redeemable Preferred Stock.

On December 16, 2011, the Company completed the sale of 26,000,000 Common Shares to the public in Canada at a price of $0.096 (CDN$0.10) per share to raise gross proceeds of $2,507,180 (CDN$2,600,000). The shares were sold pursuant to a long form prospectus filed in the Canadian provinces of Alberta, Saskatchewan, British Columbia and Ontario. PI Financial Corp. (“PI Financial”) acted as lead agent and received a corporate finance fee of $14,464 (CDN$15,000), was reimbursed $127,529 (CDN$132,250) for its expenses, was paid cash commissions $20,236 (CDN$20,985) and received non-transferable Agent’s Warrants valued at $14,644 entitling PI Financial to acquire 209,850 Common Shares at a price of $0.096 (CDN$0.10) per share exercisable for 24 months. The fair value of the Agent’s Warrants was determined using the Black-Scholes option pricing model with the following assumptions: risk-free rate of 1.63%, expected dividend yield of 0%, annualized volatility of 142.45% and expected life of two years. In connection with the offering, in addition to payments made to PI Financial, the Company incurred legal and other direct expenses, which resulted in net proceeds from the offering of $2,215,399.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

13.	Issuance of Common Shares – Cont’d

The foregoing sale of securities was made entirely outside the United States pursuant to an exemption afforded by Regulation S promulgated under the Securities Act. Following the sale of our securities in Canada, the Company’s Common Shares were listed for trading on the TSX-V exchange under the symbols “IFM” and “IFM.S.” The Company’s Common Shares continue to be traded in the United States on the OTC Bulletin Board under the symbol “IFAM.”

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
March 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.	Stock Based Compensation – Cont’d

Nine-month period ended March 31, 2012

No options were granted pursuant to the 2006 Stock Option Plan or the Amended Plan during the nine-month period ended March 31, 2012.

On August 31, 2011, 250,000 options that were not granted pursuant to the Company’s 2006 Stock Option Plan or the Amended Plan expired.

The following table summarizes the options outstanding at March 31, 2012:

Outstanding at June 30, 2011 (audited)	950,000
Granted	-
Expired	(250,000)
Exercised	-
Forfeited	-
Outstanding at March 31, 2012	700,000
Exercisable at March 31, 2012	700,000

As of March 31, 2012, there was no unrecognized expenses related to non-vested stock-based compensation arrangements granted. There was no stock-based compensation expense for the nine-month period ended March 31, 2012. Also see Note 17, Subsequent Events.

On December 16, 2011, in connection with the sale in Canada of 26,000,000 Common Shares (See Note 13, Issuance of Common Shares), the Company issued 209,850 non-transferable Agent’s Warrants valued at $14,644 to PI Financial, the lead agent in the Canadian offering. Each Agent’s Warrant entitles PI Financial to acquire one Common Share at a price of $0.096 (CDN$0.10) per share and is exercisable for a period of 24 months. The fair value of the agent’s warrants was determined using the Black-Scholes option pricing model with the following assumptions: risk-free rate of 1.63%, expected dividend yield of 0%, annualized volatility of 142.45% and expected life of two years. These Agent’s Warrants were not granted pursuant to the Company’s 2006 Stock Option Plan or the Amended Plan.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

15.	Commitments and Contingencies

On August 1, 2006, the Company acquired the Pansy Lee Claims Group from Anglo Gold Mining Inc. in exchange for 1,850,000 Common Shares pursuant to an Asset Purchase Agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”). Pursuant to the Pansy Lee Purchase Agreement, a 2% net smelter royalty pertains to 8 of the 30 claims in this group. In the event that any one or more of the 8 claims becomes a producing claim, our revenue is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue. Gross revenue would be calculated after commercial production commences and includes the aggregate of the following amounts: revenue received by the Company from arm’s length purchasers of all mineral products produced from the property, the fair market value of all products sold by the Company to persons not dealing with the Company at arm’s length and the Company’s share of the proceeds of insurance on products. From such revenue, the Company would be permitted to deduct: sales charges levied by any sales agent on the sale of products; transportation costs for products; all costs, expenses and charges of any nature whatsoever that are either paid or incurred by the Company in connection with the refinement and beneficiation of products after leaving the property and all insurance costs and taxes.

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”). The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years. Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement. As of March 31, 2012, the undertakings described in (1) and (3) above have been completed and (2) above is in progress. The 25 Option Claims together with 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

Effective as of June 23, 2008, the Company appointed Mason Douglas as the President of the Company. Mr. Douglas is also a director of the Company. In connection with the appointment, the Company entered into a consulting services agreement with a corporation that is controlled by Mr. Douglas (the “Consulting Agreement”). The Consulting Agreement has a term of one year and is then automatically renewable. Either party may terminate the Consulting Agreement upon 90 days notice to the other party. According to the terms of the Consulting Agreement as amended, the Company will pay a fee of $10,417 per month and reimburse related business expenses. Mr. Douglas does not receive a salary from the Company.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2012
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
March 31, 2012
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

Effective July 1, 2010, the Company entered into an employment agreement with an individual to provide business and administrative services. The employment agreement has a term of one year and is automatically renewable thereafter. Either party may terminate the employment agreement upon 60 days notice. According to the terms of the employment agreement as amended, the Company will pay the individual no less than $8,333 per month and reimburse related business expenses.

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
March 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

15.	Commitments and Contingencies – Cont’d

On August 24, 2011, SRC entered into an option agreement dated as of August 19, 2011 (the “MGold Option Agreement”) with MGold Resources Inc. (“MGold”), pursuant to which MGold had an option (the “Option) to earn a 50% interest in each of SRC’s Silver Queen Claim Group (the “Silver Queen Property”) and Klondyke Claim Group (the “Klondyke Property”) after expenditure of certain Option Costs and the full payment of the Cash Consideration, as defined below. The Silver Queen Property consists of 178 mineral claims and the Klondyke Property consists of 134 mineral claims and 2 leased patented claims, with both Properties located in Esmeralda County, Nevada. The MGold Option Agreement was preceded by a Letter of Intent between SRC and MGold dated as of June 8, 2011. Under the terms of the MGold Option Agreement, MGold was required to incur exploration expenditures totaling CDN$4,000,000 with regards to the Silver Queen Property and CDN$1,350,000 with regards to the Klondyke Property (together, the “Option Costs”). MGold also was to make total cash payments to SRC of CDN$2,000,000 for the Silver Queen Property and CDN$265,000 for the Klondyke Property (together, the “Cash Consideration”). The Option Costs were to be made over a period of 30 months, and the Cash Consideration was to be paid over a period of 33 months. Upon full expenditure of the Option Costs and payment of the total Cash Consideration, the Option could be exercised and MGold would hold a 50% equity interest in each of the Silver Queen Property and Klondyke Property. On March 15, 2012, MGold issued notice to SRC that MGold was terminating the MGold Option Agreement effective April 14, 2012. Also see Note 17, Subsequent Events.

On September 1, 2011, SRC engaged Tetra Tech, Inc. to complete the exploration permitting activities for its Silver Queen property near Silver Peak, Nevada. The Company is to authorize each phase of work before the work proceeds. The estimated total consideration to be paid under the agreement is $68,900. As of March 31, 2012, the Company had recorded total expenses of $15,584 for this contract.

As of November 4, 2011, the Company engaged Railroad Industries Incorporated to perform a detailed market study for specific types of cement that could potentially be produced at the Company’s Blue Nose limestone project. The cost of the study was estimated to be $45,510, and was subsequently increased to $49,510. As of March 31, 2012, the Company had recorded total expenses of $46,663 for this contract.

Effective February 29, 2012, SRC entered into a mineral lease agreement with Joseph W Gumaskas (the “Gumaskas Agreement”) to lease approximately 10 acres (the “Claim”) in Mineral County, Nevada. Unless terminated earlier by SRC, the term of the Gumaskas Agreement is ten years and will automatically renew on the same terms and conditions for additional five-year periods. The Gumaskas Agreement requires SRC to pay Gumaskas advance minimum royalty payments of $500 annually. In the event that the Claim becomes a producing claim, SRC will pay Gumaskas a 3% royalty based upon gross revenue less deductions permitted by the Gumaskas Agreement. Gross revenue includes the aggregate of revenue received by SRC from arm’s length purchasers of all mineral products produced from the Claim, the fair market value of all products sold by SRC to persons not dealing with SRC at arm’s length and SRC’s share of the proceeds of insurance on products. From such revenue, SRC would be permitted to deduct sales charges levied by any sales agent on the sale of products, all insurance costs in respect of mineral products, and all costs, expenses and charges of any nature whatsoever that are either paid or incurred by SRC in connection with the refinement and beneficiation of products after leaving the Claim.

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the nine-month periods ended March 31, 2012, and March 31, 2011, were $21,479 and $23,553, respectively. As of March 31, 2012, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2012, June 30, 2013, and June 30, 2014, are $6,921, $23,138, and $9,500, respectively.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2012
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

The Company also holds certain patented claims and leases other patented claims in Nevada. A patented claim is fee simple title to the property. Patented claims are subject to taxes assessed by the local community based on assessment rates set annually.

As of March 31, 2012, the Company holds certain exploration permits in the state of Arizona, which have a duration of one year from the date of issuance. The permits may be renewed for up to four additional one-year terms for a total of five years and provide the holder of the permit with an exclusive right to explore for minerals within the state land covered by the permit and to apply for mineral leases to such land. The holder of a permit may remove from the land only the amount of material required for sampling and testing and is responsible for any damage or destruction caused by the holder’s exploration activities. The holder of a permit is entitled to ingress and egress to the covered site along routes approved by the Arizona State Land Department. IMC US has posted a bond required by the state of Arizona to back any reclamation required as a result of work performed. The permit is renewable if the holder has expended not less than $10.00 per acre during each of the first two year-long periods and $20.00 per acre during each of the next three year-long periods. Each permit fee is $500 per year plus $2.00 per acre for the first two years and $1.00 per acre per year for the following three years. Upon termination of a mineral exploration permit, the state of Arizona is entitled to information collected by the permit holder. In the event that a permit holder discovers a valuable mineral deposit, the permit holder may apply to the Arizona State Land Department for a mineral lease having a term of 20 years and renewable for an additional 20 years. A permit holder shall be the preferred recipient of the mineral lease, provided that all applicable requirements are met. A mineral lease entitles the lessee to develop and establish a mine on the leased premises, provided that a mine plan and all necessary approvals are obtained.

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
March 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

16.	Related Party Transactions

There are no amounts owed to or from related parties as of March 31, 2012, or June 30, 2011.

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the Company and the related parties.

Nine-months ended March 31, 2012

A corporation owned and operated by the Company’s President who is also a member of the Company’s Board of Directors, received $78,417 for the President’s services.

The Company recorded expenses of $25,681 for legal services rendered and expenses incurred on behalf of the Company by a law firm, a partner of which is also a member of the Company’s Board of Directors. In addition the same law firm was paid $70,853 for legal services rendered and expenses incurred on behalf of the Company that were capitalized as costs for raising capital.

The Company’s Chief Financial Officer received $13,594 for consulting services provided to the Company.

The Company’s Corporate Secretary received $42,167 for administrative services provided to the Company.

The Company recorded interest expense of $1,381 pursuant to a promissory note issued to a corporation that is owned and controlled by the Company’s Chief Executive Officer who is also a member of its Board of Directors. Also see Note 9, Note Payable.

Nine-months ended March 31, 2011

A corporation owned and operated by the Company’s President who is also a member of the Company’s Board of Directors, received $76,500 for the President’s services.

The Company’s Chief Financial Officer received $13,045 for consulting services provided to the Company.

The Company’s Corporate Secretary received $41,075 for administrative services provided to the Company.

17.	Subsequent Events

On March 15, 2012, MGold issued notice to SRC that MGold was terminating the MGold Option Agreement effective April 14, 2012. Because the termination of the MGold Option Agreement is effective after the date of this report, the effect of the termination will be reflected in the Company’s consolidated financial statements for the period ending June 30, 2012.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

17.	Subsequent Events – Cont’d

Effective April 1, 2012, the Company entered into a consulting agreement (the “Teatyn Agreement”) with Teatyn Enterprises, Inc. (“Teatyn”) for Teatyn to provide the Company with certain investor relation services to the Company for a period of one year. Under the terms of the Teatyn Agreement, Teatyn will receive a monthly fee of CDN$5,000 and options (the “Options”) to purchase up to 350,000 Common Shares at an exercise price of CDN$0.10 per Common Share. The Options will vest at a rate of one twelfth (1/12) per month during the term of the Teatyn Agreement, such vesting subject to the terms of the Company’s Stock Option Plan and the policies of the TSX Venture Exchange. Unexercised Options, if any, will terminate thirty (30) days following the expiry or termination of the Teatyn Agreement.

Effective April 1, 2012, SRC entered into a mineral lease agreement (the “Saunders Agreement”) with Charles and Barbara Saunders (the “Lessors”) to lease approximately 37 acres (the “Claims”) in Esmeralda County, Nevada. Unless terminated earlier by SRC, the term of the Saunders Agreement is ten years and will automatically renew on the same terms and conditions for additional five-year periods. The Saunders Agreement requires SRC to pay the Lessors advance minimum royalty payments of $2,000 annually. In the event that the Claims become producing claims, SRC will pay the Lessors a 3% royalty based upon gross revenue less deductions permitted by the Saunders Agreement. Gross revenue includes the aggregate of revenue received by SRC from arm’s length purchasers of all mineral products produced from the Claims, the fair market value of all products sold by SRC to persons not dealing with SRC at arm’s length and SRC’s share of the proceeds of insurance on products. From such revenue, SRC would be permitted to deduct sales charges levied by any sales agent on the sale of products, all insurance costs in respect of mineral products, and all costs, expenses and charges of any nature whatsoever that are either paid or incurred by SRC in connection with the refinement and beneficiation of products after leaving the Claims.

On April 1, 2012, IMC US decided to forfeit 8 mineral exploration permits covering approximately 4,431 acres at its Tres Alamos limestone project in Arizona.

On April 2, 2012, the Company engaged Koop Geotechnical Services Inc. to conduct geophysical surveys of several of its precious metal properties at an estimated cost of CDN$38,430.

On April 24, 2012, SRC added 33 claims covering approximately 682 acres to its Kope Scheelite project and 45 claims covering approximately 930 acres to its Quailey project, both projects in Mineral County, Nevada.

On April 9, 2012, 50,000 options that were granted pursuant to the Company’s 2006 Stock Option Plan expired.

On April 16, 2012, 50,000 options that were granted pursuant to the Company’s 2006 Stock Option Plan expired.

On April 25, 2012, the Company granted options to certain of its officers, directors, employees and consultants to purchase up to an aggregate of 8,375,000 Common Shares at an exercise price of CDN$0.10 per share. The options were granted in accordance with the Company’s Amended Stock Option Plan and vest at the rate of one twelfth (1/12) each month until fully vested. The options granted have a term of ten years.

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

FOR THE NINE-MONTH AND THREE-MONTH PERIODS ENDED MARCH 31, 2012

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

Discussion of Operations and Financial Condition

Nine-Month and Three-Month Periods ended March 31, 2012

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $20,382,640 from inception to March 31, 2012. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional capital. We are continuing our efforts to raise additional capital and are moving forward with exploration of our projects.

Public Offering of Securities Outside the U.S.

On December 16, 2011, the Company completed the sale of 26,000,000 shares of its common stock (“Common Shares” or a “Common Share”) to the public in Canada at a price of $0.096 (CDN$0.10) per share to raise gross proceeds of $2,507,180 (CDN$2,600,000). The shares were sold pursuant to a long form prospectus filed in the Canadian provinces of Alberta, Saskatchewan, British Columbia and Ontario. PI Financial Corp. (“PI Financial”) acted as lead agent and received a corporate finance fee of $14,464 (CDN$15,000), was reimbursed $127,529 (CDN$132,250) for its expenses, was paid cash commissions $20,236 (CDN$20,985) and received non-transferable Agent’s Warrants entitling PI Financial to acquire 209,850 Common Shares at a price of $0.096 (CDN$0.10) per share exercisable for 24 months. In connection with the offering, in addition to payments made to PI Financial, the Company incurred legal and other direct expenses, which resulted in net proceeds from the offering of $2,215,399. The Company intends to use a portion of these proceeds to continue with the development of its Blue Nose cement grade limestone property.

The foregoing sale of securities was made entirely outside the United States pursuant to an exemption afforded by Regulation S promulgated under the Securities Act. Following the sale of our securities in Canada, the Company’s Common Shares were listed for trading on the TSX-V exchange under the symbols “IFM” and “IFM.S.” The Company’s Common Shares continue to be traded in the United States on the OTC Bulletin Board under the symbol “IFAM.”

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

We have continued to raise capital and are moving forward with exploration on our Projects. The Company intends to continue to acquire, explore for and, if warranted, develop cement grade limestone properties in strategic locations with a view to filling an anticipated increased demand for cement in the United States and Canada, with a focus on the States of Nevada, California, Utah, Idaho and Arizona as well as the Provinces of Saskatchewan and Manitoba. Based on our evaluation of our 17 Limestone Projects completed to date, we have determined that the Blue Nose and Morgan Hill Projects currently provide the best opportunity for development of resources that could go to production. Further efforts will concentrate on the development of the Blue Nose Property which shows the highest potential for development of a substantial cement grade limestone resource.

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

The Company held an annual meeting of shareholders on July 29, 2011. At the meeting, among other actions, the shareholders of the Company approved the amendment and restatement of the 2006 Stock Option Plan resulting in the Company’s Amended Stock Option Plan (the “Amended Plan”). The Amended Plan replaces the Company’s 2006 Stock Option Plan and no further options will be issued under the 2006 Stock Option Plan. The terms of the Amended Plan include, among others, that (a) officers, directors, employees and consultants who provide services to the Company may be granted options to acquire shares of the Company’s Common Shares at the fair market value of the stock on the date of grant, (b) options may have a term of up to 10 years, (c) the Company may issue options in a number up to a maximum of 10% of the outstanding Common Shares, and (d) outstanding stock options previously granted pursuant to the 2006 Stock Option Plan will remain in effect and be exercisable in accordance with, and be deemed to be issued under, the terms of the Amended Plan. It is expected that options issued pursuant to the Amended Plan will not be “qualified” options under the provisions of section 422 of the Internal Revenue Code of 1986 as amended from time to time

No options were granted pursuant to the 2006 Stock Option Plan or the Amended Plan during the nine-month period ended March 31, 2012.

On August 31, 2011, 250,000 options that were not granted pursuant to the Company’s 2006 Stock Option Plan or the Amended Plan expired.

On December 16, 2011, in connection with the sale in Canada of 26,000,000 Common Shares, the Company issued 209,850 non-transferable Agent’s Warrants to PI Financial, the lead agent in the Canadian offering. Each Agent’s Warrant entitles PI Financial to acquire one Common Share at a price of $0.096 (CDN$0.10) per share and is exercisable for a period of 24 months. These Agent’s Warrants were not granted pursuant to the Company’s 2006 Stock Option Plan or the Amended Plan.

SELECTED FINANCIAL INFORMATION

	Three months	Three months
	ended	ended
	March 31, 2012	March 31, 2011

Revenues	Nil	Nil
Net (Loss)	($360,361)	($544,731)
(Loss) per share-basic and diluted	-	(0.01)

	Nine months	Nine months
	ended	ended
	March 31, 2012	March 31, 2011

Revenues	Nil	Nil
Net (Loss)	($923,863)	($2,257,715)
(Loss) per share-basic and diluted	(0.01)	(0.03)

	As of	As of
	March 31, 2012	June 30, 2011

Total Assets	$3,665,080	$2,240,487
Total Liabilities	$475,226	$271,984
Cash dividends declared per share	Nil	Nil

Total assets as of March 31, 2012 include cash and cash equivalents of $1,951,935, short-term investments of $33,693, marketable securities of $63,408, prepaid expenses and other receivables of $32,800, restricted cash of $82,500, reclamation deposits of $240,805, plant and equipment of $745,414, net of depreciation, and mineral property interests of $514,525. As of June 30, 2011, total assets include cash and cash equivalents of $317,912, short-term investments of $83,604, marketable securities of $68,429, prepaid expenses and other receivables of $103,807, restricted cash of $82,500, reclamation deposits of $240,805, plant and equipment of $828,905, net of depreciation, and mineral property interests of $514,525.

The revenues and net loss (unaudited) of the Corporation for the quarter ended March 31, 2012 as well as the seven quarterly periods completed immediately prior thereto are set out below:

	For the	For the	For the	For the	For the	For the	For the	For the
	three months	three months	three months	three months	three months	three months	three months	three months
	ended	ended	ended	ended	ended	ended	ended	ended
	March 31	December 31	September 30	June 30	March 31,	December 31	September 30	June 30
	2012	2011	2011	2011	2011	2010	2010	2010
	$	$	$	$	$	$	$	$

Revenues	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Net Loss	(360,361)	(177,003)	(386,499)	(265,364)	(544,731)	(385,062)	(1,327,922)	(601,518)

Loss per Weighted Average
Number of Shares Outstanding
-Basic and Fully Diluted	0.00	0.00	(0.01)	0.00	(0.01)	(0.01)	(0.02)	(0.01)

Revenues

No revenue was generated by the Company’s operations during the three-month and nine-month periods ended March 31, 2012 and March 31, 2011. The Company is an exploration stage mining company and has not yet realized any revenue from its operations.

Net Loss

The Company’s expenses are reflected in the Statements of Operation under the category of Operating Expenses. To meet the criteria of United States generally accepted accounting principles (“GAAP”), all mineral property acquisition and exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as the FASB Emerging Issues Task Force ("EITF") Issue 04-2. The Company assesses the carrying costs for impairment under ASC 360 and evaluates its carrying value under ASC 930 at each fiscal quarter end. The Company has capitalized $514,525 as Mineral Property Interests pursuant to the acquisition of CIC, and written off all other property payments to project expenses as impaired costs When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. For the purpose of preparing financial information, all costs associated with a property that has the potential to add to the Company’s proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserve is completed. Except for the Mineral Property Interests discussed above, no costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administration Expense

Included in operating expenses for the three-month period ended March 31, 2012 is general and administration expense of $197,953 as compared with $218,576 for the three-month period ended March 31, 2011. During the nine-month period ended March 31, 2012, general and administration expense was $528,085 as compared to $619,848 for the nine-month period ended March 31, 2011. General and administration expense consists of professional, consulting, office and general and other miscellaneous costs. General and administration expense represents approximately 57% of the total operating expense for the nine-month period ended March 31, 2012 and approximately 27% of the total operating expense for the nine-month period ended March 31, 2011. General and administration expense decreased by $91,763 in the current nine-month period, as compared to the similar nine-month period for the prior year. The decrease in this expense is mainly due to decreases in expenses for investor relations and stock based compensation being offset only in part by the cost of a market study for specific types of cement relating to the Company’s Blue Nose limestone property and by increased expenses relating to the Company’s Common Shares being traded on exchanges in both the United States and Canada.

(b) Project Expense

During the three-month period ended March 31, 2012, project expense was $131,165 as compared to $289,809 for the three-month period ended March 31, 2011. During the nine-month period ended March 31, 2012, project expense was $301,263 as compared to $1,529,555 for the nine-month period ended March 31, 2011. Project expense represents approximately 33% of the total operating expenses for the nine-month period ended March 31, 2012 and approximately 68% of the total operating expenses for the nine-month period ended March 31, 2011. Project expense decreased significantly during the three and nine-month periods ended March 31, 2012, as the Company pursued additional sources of capital to fund the exploration of its mineral claims.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow and cash in hand for the nine-month periods:

	March 31, 2012	March 31, 2011

Cash and cash equivalents	$1,951,935	$320,597
Working capital	$1,999,391	$632,299
Cash (used) in operating activities	$(831,271)	$(2,133,573)
Cash provided in investing activities	$249,895	$348,422
Cash provided by financing activities	$2,215,399	$507,500

As of March 31, 2012 the Company had working capital of $1,999,391 as compared to $632,299 as of March 31, 2011.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2012 and March 31, 2011.

Contractual Obligations and Commercial Commitments

On August 1, 2006, the Company acquired the Pansy Lee Claims Group from Anglo Gold Mining Inc. in exchange for 1,850,000 Common Shares pursuant to an Asset Purchase Agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”). Pursuant to the Pansy Lee Purchase Agreement, a 2% net smelter royalty pertains to 8 of the 30 claims in this group. In the event that any one or more of the 8 claims becomes a producing claim, our revenue is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue. Gross revenue would be calculated after commercial production commences and includes the aggregate of the following amounts: revenue received by the Company from arm’s length purchasers of all mineral products produced from the property, the fair market value of all products sold by the Company to persons not dealing with the Company at arm’s length and the Company’s share of the proceeds of insurance on products. From such revenue, the Company would be permitted to deduct: sales charges levied by any sales agent on the sale of products; transportation costs for products; all costs, expenses and charges of any nature whatsoever that are either paid or incurred by the Company in connection with the refinement and beneficiation of products after leaving the property and all insurance costs and taxes.

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”). The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years. Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement. As of March 31, 2012, the undertakings described in (1) and (3) above have been completed and (2) above is in progress. The 25 Option Claims together with 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

Effective as of June 23, 2008, the Company appointed Mason Douglas as the President of the Company. Mr. Douglas is also a director of the Company. In connection with the appointment, the Company entered into a consulting services agreement with a corporation that is controlled by Mr. Douglas (the “Consulting Agreement”). The Consulting Agreement has a term of one year and is then automatically renewable. Either party may terminate the Consulting Agreement upon 90 days notice to the other party. According to the terms of the Consulting Agreement as amended, the Company will pay a fee of $10,417 per month and reimburse related business expenses. Mr. Douglas does not receive a salary from the Company.

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

Effective July 1, 2010, the Company entered into an employment agreement with an individual to provide business and administrative services. The employment agreement has a term of one year and is automatically renewable thereafter. Either party may terminate the employment agreement upon 60 days notice. According to the terms of the employment agreement as amended, the Company will pay the individual no less than $8,333 per month and reimburse related business expenses.

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

On August 24, 2011, SRC entered into an option agreement dated as of August 19, 2011 (the “MGold Option Agreement”) with MGold Resources Inc. (“MGold”), pursuant to which MGold had an option (the “Option) to earn a 50% interest in each of SRC’s Silver Queen Claim Group (the “Silver Queen Property”) and Klondyke Claim Group (the “Klondyke Property”) after expenditure of certain Option Costs and the full payment of the Cash Consideration, as defined below. The Silver Queen Property consists of 178 mineral claims and the Klondyke Property consists of 134 mineral claims and 2 leased patented claims, with both Properties located in Esmeralda County, Nevada. The MGold Option Agreement was preceded by a Letter of Intent between SRC and MGold dated as of June 8, 2011. Under the terms of the MGold Option Agreement, MGold was required to incur exploration expenditures totaling CDN$4,000,000 with regards to the Silver Queen Property and CDN$1,350,000 with regards to the Klondyke Property (together, the “Option Costs”). MGold also was to make total cash payments to SRC of CDN$2,000,000 for the Silver Queen Property and CDN$265,000 for the Klondyke Property (together, the “Cash Consideration”). The Option Costs were to be made over a period of 30 months, and the Cash Consideration was to be paid over a period of 33 months. Upon full expenditure of the Option Costs and payment of the total Cash Consideration, the Option could be exercised and MGold would hold a 50% equity interest in each of the Silver Queen Property and Klondyke Property. On March 15, 2012, MGold issued notice to SRC that MGold was terminating the MGold Option Agreement effective April 14, 2012. Also see Subsequent Events.

On September 1, 2011, SRC engaged Tetra Tech, Inc. to complete the exploration permitting activities for its Silver Queen property near Silver Peak, Nevada. The Company is to authorize each phase of work before the work proceeds. The estimated total consideration to be paid under the agreement is $68,900. As of March 31, 2012, the Company had recorded total expenses of $15,584 for this contract.

As of November 4, 2011, the Company engaged Railroad Industries Incorporated to perform a detailed market study for specific types of cement that could potentially be produced at the Company’s Blue Nose limestone project. The cost of the study was estimated to be $45,510, and was subsequently increased to $49,510. As of March 31, 2012, the Company had recorded total expenses of $46,663 for this contract.

Effective February 29, 2012, SRC entered into a mineral lease agreement with Joseph W Gumaskas (the “Gumaskas Agreement”) to lease approximately 10 acres (the “Claim”) in Mineral County, Nevada. Unless terminated earlier by SRC, the term of the Gumaskas Agreement is ten years and will automatically renew on the same terms and conditions for additional five-year periods. The Gumaskas Agreement requires SRC to pay Gumaskas advance minimum royalty payments of $500 annually. In the event that the Claim becomes a producing claim, SRC will pay Gumaskas a 3% royalty based upon gross revenue less deductions permitted by the Gumaskas Agreement. Gross revenue includes the aggregate of revenue received by SRC from arm’s length purchasers of all mineral products produced from the Claim, the fair market value of all products sold by SRC to persons not dealing with SRC at arm’s length and SRC’s share of the proceeds of insurance on products. From such revenue, SRC would be permitted to deduct sales charges levied by any sales agent on the sale of products, all insurance costs in respect of mineral products, and all costs, expenses and charges of any nature whatsoever that are either paid or incurred by SRC in connection with the refinement and beneficiation of products after leaving the Claim.

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the nine-month periods ended March 31, 2012, and March 31, 2011, were $21,479 and $23,553, respectively. As of March 31, 2012, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2012, June 30, 2013, and June 30, 2014, are $6,921, $23,138, and $9,500, respectively.

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

The Company also holds certain patented claims and leases other patented claims in Nevada. A patented claim is fee simple title to the property. Patented claims are subject to taxes assessed by the local community based on assessment rates set annually.

As of March 31, 2012, the Company holds certain exploration permits in the state of Arizona, which have a duration of one year from the date of issuance. The permits may be renewed for up to four additional one-year terms for a total of five years and provide the holder of the permit with an exclusive right to explore for minerals within the state land covered by the permit and to apply for mineral leases to such land. The holder of a permit may remove from the land only the amount of material required for sampling and testing and is responsible for any damage or destruction caused by the holder’s exploration activities. The holder of a permit is entitled to ingress and egress to the covered site along routes approved by the Arizona State Land Department. IMC US has posted a bond required by the state of Arizona to back any reclamation required as a result of work performed. The permit is renewable if the holder has expended not less than $10.00 per acre during each of the first two year-long periods and $20.00 per acre during each of the next three year-long periods. Each permit fee is $500 per year plus $2.00 per acre for the first two years and $1.00 per acre per year for the following three years. Upon termination of a mineral exploration permit, the state of Arizona is entitled to information collected by the permit holder. In the event that a permit holder discovers a valuable mineral deposit, the permit holder may apply to the Arizona State Land Department for a mineral lease having a term of 20 years and renewable for an additional 20 years. A permit holder shall be the preferred recipient of the mineral lease, provided that all applicable requirements are met. A mineral lease entitles the lessee to develop and establish a mine on the leased premises, provided that a mine plan and all necessary approvals are obtained.

Each of the Company’s quarry leases located in Manitoba, Canada is renewable annually upon payment of rent to the province of Manitoba in the amount of CDN$24 per hectare or fraction thereof. During the fiscal year ended June 30, 2011, the Company paid CDN$57,504 in rent for these leases.

Cash Requirements

At March 31, 2012, the Company had cash and cash equivalents of $1,951,935, short-term investments of $33,693, marketable securities of $63,408, and prepaid expenses and other receivables of $32,800 for total current assets of $2,081,836.

During the twelve month period ending June 30, 2012, the Company expects to incur approximately $75,000 in expenses in connection with its Blue Nose limestone project and plans to incur additional expenses related to other limestone projects. Our ability to incur Project expenses is subject to permitting programs with the Bureau of Land Management and results of drilling as it progresses. As of the date of this report, the Company expects to be able to incur all of the Project and General and administration expenses planned in the current fiscal year without raising additional capital.

Subsequent Events

On March 15, 2012, MGold issued notice to SRC that MGold was terminating the MGold Option Agreement effective April 14, 2012. Because the termination of the MGold Option Agreement is effective after the date of this report, the effect of the termination will be reflected in the Company’s consolidated financial statements for the period ending June 30, 2012.

Effective April 1, 2012, the Company entered into a consulting agreement (the “Teatyn Agreement”) with Teatyn Enterprises, Inc. (“Teatyn”) for Teatyn to provide the Company with certain investor relation services to the Company for a period of one year. Under the terms of the Teatyn Agreement, Teatyn will receive a monthly fee of CDN$5,000 and options (the “Options”) to purchase up to 350,000 Common Shares at an exercise price of CDN$0.10 per Common Share. The Options will vest at a rate of one twelfth (1/12) per month during the term of the Teatyn Agreement, such vesting subject to the terms of the Company’s Stock Option Plan and the policies of the TSX Venture Exchange. Unexercised Options, if any, will terminate thirty (30) days following the expiry or termination of the Teatyn Agreement.

Effective April 1, 2012, SRC entered into a mineral lease agreement (the “Saunders Agreement”) with Charles and Barbara Saunders (the “Lessors”) to lease approximately 37 acres (the “Claims”) in Esmeralda County, Nevada. Unless terminated earlier by SRC, the term of the Saunders Agreement is ten years and will automatically renew on the same terms and conditions for additional five-year periods. The Saunders Agreement requires SRC to pay the Lessors advance minimum royalty payments of $2,000 annually. In the event that the Claims become producing claims, SRC will pay the Lessors a 3% royalty based upon gross revenue less deductions permitted by the Saunders Agreement. Gross revenue includes the aggregate of revenue received by SRC from arm’s length purchasers of all mineral products produced from the Claims, the fair market value of all products sold by SRC to persons not dealing with SRC at arm’s length and SRC’s share of the proceeds of insurance on products. From such revenue, SRC would be permitted to deduct sales charges levied by any sales agent on the sale of products, all insurance costs in respect of mineral products, and all costs, expenses and charges of any nature whatsoever that are either paid or incurred by SRC in connection with the refinement and beneficiation of products after leaving the Claims.

On April 1, 2012, IMC US decided to forfeit 8 mineral exploration permits covering approximately 4,431 acres at its Tres Alamos limestone project in Arizona.

On April 2, 2012, the Company engaged Koop Geotechnical Services Inc. to conduct geophysical surveys of several of its precious metal properties at an estimated cost of CDN$38,430.

On April 24, 2012, SRC added 33 claims covering approximately 682 acres to its Kope Scheelite project and 45 claims covering approximately 930 acres to its Quailey project, both projects in Mineral County, Nevada.

On April 9, 2012, 50,000 options that were granted pursuant to the Company’s 2006 Stock Option Plan expired.

On April 16, 2012, 50,000 options that were granted pursuant to the Company’s 2006 Stock Option Plan expired.

On April 25, 2012, the Company granted options to certain of its officers, directors, employees and consultants to purchase up to an aggregate of 8,375,000 Common Shares at an exercise price of CDN$0.10 per share. The options were granted in accordance with the Company’s Amended Stock Option Plan and vest at the rate of one twelfth (1/12) each month until fully vested. The options granted have a term of ten years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

CONTROLS AND PROCEDURES

Based on an evaluation, conducted by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of March 31, 2012, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

Changes in Internal Controls

During the quarter ended March 31, 2012, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.              Legal Proceedings

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

Currently, the Company has no source of revenue, limited working capital and no commitments to obtain additional financing. The Company will require additional working capital to carry out its exploration programs. The Company has no operating history upon which an evaluation of its future success or failure can be made. The ability to achieve and maintain profitability and positive cash flow is dependent upon:

−	further exploration of our properties and the results of that exploration.

−	raising the capital necessary to conduct this exploration and preserve the Company’s Properties.

−

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $20,382,640 from inception to March 31, 2012, and incurred losses of $923,863 during the nine-month period ended March 31, 2012. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; or (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	10.1	Consulting Agreement with Teatyn Enterprises, Inc. dated April 1, 2012

(b)	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

	32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)		In addition, the following are incorporated by reference:

		Current Report on Form 8-K “Item 1.02 Termination of a Material Definitive Agreement”, dated March 23, 2012

		Current Report on Form 8-K “Item 8.01 Other Events”, dated April 19, 2012

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INFRASTRUCTURE MATERIALS CORP.

Dated: May 9, 2012	By:	/s/Anne Macko
Anne Macko, Secretary