Form 10-K
period 2012-06-30
INFRASTRUCTURE MATERIALS CORP.
filed 2012-09-26
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year June 30, 2012, or

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

Yes [   ]          No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act

Yes [   ]          No [X]

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

Yes [X]          No [   ]

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

[   ] Yes          [X] No

The issuer had no revenue during the year ended June 30, 2012.

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of December 31, 2011, was approximately $4,025,627 based upon a share valuation of $0.085 per share. This share valuation is based upon the closing price of the Company’s shares as of December 28, 2011 (the date of the last sale of the Company’s shares closest to the end of the Company’s second fiscal quarter). For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer.

As of August 31, 2012, 98,935,486 shares of the issuer’s Common Stock were outstanding.

Transitional Small Business Disclosure

Yes [   ]          No [X]

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

Item 1. Business.

Our name is Infrastructure Materials Corp. and we sometimes refer to ourselves in this report as “Infrastructure Materials” or “Infrastructure”, the “Company” or as “we,” “our,” or “us.” We are engaged in the exploration and development, if warranted, of cement grade limestone properties located in the states of Nevada and Arizona and the Canadian Province of Manitoba, and of silver/base metal properties located in Nevada. As of the date of this report, we hold 1,237 unpatented lode mineral claims and six mill site claims on land owned or controlled by the United States Department of Interior’s Bureau of Land Management (“BLM”). The Company also holds mineral rights or surface rights for 4,940 net acres and holds interests in 18 patented claims. Our claims cover 25 projects in Nevada. We have six exploration permits in effect with the State of Arizona covering one project located near the municipality of Seligman, Arizona. We also own a milling facility located on six BLM mill site claims in Nevada. The Company also holds 35 quarry leases in south-central Manitoba, Canada. Our efforts going forward through our current fiscal year ending June 30, 2013, include further study and accumulation of information about our Blue Nose Project located in Lincoln County, Nevada. We will also continue the evaluation of our silver/base metal projects. While exploratory drilling programs are being developed, we will also consider joint ventures with third parties to further explore and develop, if warranted, those projects.

Infrastructure has three wholly owned subsidiaries. They are (a) Infrastructure Materials Corp US, a Nevada corporation (“IMC US”) that holds title to our limestone related claims, permits and leases in the United States, (b) Silver Reserve Corp., a Delaware corporation (“Silver Reserve” or “SRC”) that holds title to our precious metal claims and leases, and (c) Canadian Infrastructure Corp, an Alberta, Canada corporation (“CIC”). In November 2008, the Company re-focused its attention and resources on the acquisition and exploration of limestone mineral claims. Prior to that date, the Company was principally focused on the precious metal properties now held by Silver Reserve. The following diagram illustrates our corporate structure.

Our head office is at 1135 Terminal Way, Suite 207B, Reno, Nevada 89502 and our administrative office is also at this address. Our telephone number is 775-322-4448. We have three employees, primarily using consultants and contract personnel to perform various professional and technical services, including but not limited to management functions, drilling, construction, site surveillance, environmental assessment, and field and on-site production operating services.

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

3.	WE HAVE RECEIVED A “GOING CONCERN” COMMENT FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, WHICH MAY NEGATIVELY IMPACT OUR BUSINESS.

Due to the fact that we are an exploration stage company and have no established source of revenues, the report from Schwartz Levitsky Feldman llp, our independent registered public accounting firm, regarding our consolidated financial statements for the fiscal year ended June 30, 2012 includes an explanatory paragraph stating that the financial statements were prepared assuming we will continue as a going concern,. The existence of the “going concern” comment in our auditor’s report may make it more difficult for us to obtain additional financing. In the event that we are unable to raise additional capital, as to which there can be no assurance, we may not be able to continue our operations.

4.	WE HAVE NO RESERVES AND WE MAY FIND THAT OUR PROPERTIES ARE NOT COMMERCIALLY VIABLE

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totalling $20,820,817 from inception to June 30, 2012, and incurred losses of $1,362,040 during the fiscal year ended June 30, 2012. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; or (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations.

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

Item 2. Properties

Description of Property held by Infrastructure Materials Corp US (“IMC US”), a wholly owned subsidiary of Infrastructure Materials Corp.

The following claim groups and leased mineral rights are described below: The Blue Nose Claim Group, Morgan Hill Claim Group, the Rock Hill Claim Group, the Buffalo Mountain Claim Group, the MM Claim Group, the Royale Claim Group, the Wood Hills Claim Group, the Pequop Claim Group, the Ragged Top Claim Group, the Lime Mountain Claim Group, Jumbled Mountain Claim Group, the Burnt Springs Claim Group and the Blye Canyon Project. The Morgan Hill Claim Group (other than the leased properties identified below), the Rock Hill Claim Group, and the Buffalo Mountain Claim Group were acquired as of November 7, 2008 when the Company purchased its now wholly owned subsidiary, IMC US.

Property Locations and Descriptions

The following is a map highlighting the counties in the States of Nevada and Arizona where the properties held by IMC US are located.

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

The Company engaged Mine Development Associates of Reno, Nevada (“MDA”) to assess the data from these drill programs. In a report dated January 5, 2011, MDA stated that two basic limestone units were defined by the drilling. The Lower White limestone unit appeared to contain few impurities and contains relatively high-grade calcium oxide (CaO). The Lower White unit is overlain by another limestone unit that is generally lower grade and contains more impurities. MDA’s report concluded that while further study is required to better define the extent and quality of the units, the Blue Nose Claim Group is estimated to contain significant levels of fairly high-grade limestone. During the fiscal year ending June 30, 2013, the Company intends to further study and accumulate information about the Blue Nose Claim Group.

The 255 Blue Nose lode mineral claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 1002031 through 1002186, 1002188 through 1002206, 1002208 through 1002226, 1002228 through 1002246, 1002248 through 1002266, 1002268 through 1002286 and 1014085 through 1014088.

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

The 130 Morgan Hill lode mineral claims are identified by number as Nevada Mining Claims (“NMC”) in the BLM records as follows:

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

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Rock Hill Claim Group

The Rock Hill Claim Group consists of 7 unpatented, lode mineral claims located in Pershing County, Nevada, approximately 12 miles southeast of Mill City, Nevada. Access is along unpaved roads about 25 miles southwest of Winnemucca, Nevada. The Rock Hill claims cover approximately 145 acres. The property geology indicates two basic units most likely in the rocks of the Natchez Pass Formation. Each of the two limestone units is up to 300-400 feet thick with siltstone/sandstone interbeds of variable thickness. The property is approximately 12-14 miles from the current railhead in the Dunn Glenn area. Due to the topography, access to this project would be difficult.

The 7 Rock Hill lode mineral claims are identified by Nevada Mining Claim number in the BLM records as follows:

NMC 1003539, 1003541, 1003543, 1003545, 1003575, 1003577 and 1003579

Subsequent to the period covered by this report, the Company elected to drop all seven of the claims in this claim group.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Buffalo Mountain Claim Group

The Buffalo Mountain Claim Group consists of 5 unpatented, lode mineral claims located in Pershing County, Nevada, approximately 20 miles northeast of the town of Lovelock, Nevada. The Buffalo Mountain claims cover approximately 103 acres. Access is along unpaved roads after leaving the interstate 4 miles north of Lovelock. The geology indicates limestone within the Natchez Pass Formation. Due to the topography, access to this area would be difficult.

The 5 Buffalo Mountain lode mineral claims are identified in the BLM records by Nevada Mining Claim numbers NMC 1003510, 1003512, 1003514, 1003516 and 1003518.

Subsequent to the period covered by this report, the Company elected to drop all five of the claims in this claim group.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

MM Claim Group

The MM Claim Group consists of 31 unpatented, lode mineral claims located in Clark County, Nevada, approximately 10 miles south of Las Vegas, Nevada. The claim group covers approximately 640 acres. This claim group was acquired as a result of IMC US locating and staking the claims. Work has been conducted to define the potential of the claim group. Samples have been taken with 10% running an acceptable cement grade which may define a specific rock unit. Surface mapping is completed and on file. Access is by paved and unpaved roads south from Las Vegas.

The 31 MM lode mineral claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 1002567, 1002575, 1002585, 1002593, 1002604, 1002596, 1002598, 1002600, 1002603, 1002608 1002610, 1002612, 1002613, 1002629, 1002631, 1002633, 1002635, 1002636, 1002637, 1002639, 1002641, 1002643, 1002644, 1002645, 1002647, 1002649 through 1002654.

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

The 4 Royale lode mineral claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 1002680, 1002681, 1002689, and 1002690.

Subsequent to the period covered by this report, the Company elected to drop all four of the claims in this claim group.

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

The 58 Wood Hills lode mineral claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 1020023 through 1020026, 1020037, 1020039, 1020049, 1020052, 1020062 through 1020079, 1020089 through 1020106, 1020116, 1020118, 1020120, 1020122, 1020124, 1020126, 1020128, 1020130, 1020132, 1020133, 1020136, 1020138, 1020140, 1020142

IMC US is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to the above claims. IMC US will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Pequop Claim Group

The Pequop Claim Group consists of 19 unpatented, lode mineral claims. This claim group was acquired as a result of IMC US locating and staking the claims. The Pequop claims are located approximately 35 miles southeast of Wells, Nevada in Elko County. They are reached by traveling south on Highway 93 about 12 miles and then 20 miles to the east and south along a gravel road to the central portion of the Pequop Range. The claim group covers approximately 393 acres. Railroad tracks are within a half mile of the southern portion of the claims. East dipping and northeast striking beds of the Ely Formation are exposed here. They stretch for over 2 miles to the north from the railroad tunnel in the Southern Pequops. A number of the samples show good cement grade limestone with some chert (fine grained silica rich sediments) beds and silicic limestone beds. These silicic rocks could be used for a silica source in a limestone operation to make cement.

The 19 Pequop lode mineral claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 1020152, 1020156, 1020160, 1020164, 1020168, 1020170, 1020176, 1020178, 1020182, 1020186, 1020190, 1020192, 1020198, 1020202, 1020206, 1020210, 1020215, 1020218, and 1020222.

Subsequent to the period covered by this report, the Company elected to drop all 19 of the claims in this claim group.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Ragged Top Claim Group

The Ragged Top Claim Group consists of 23 unpatented, lode mineral claims located in both Pershing and Churchill Counties. This claim group was acquired as a result of IMC US locating and staking the claims. The claim group covers approximately 475 acres and is located 23 miles southwest of Lovelock, Nevada and 8 miles northwest of Interstate Highway 80, along an unpaved road from the Union Pacific Rail corridor. Access is via the unpaved road. These claims cover 14 exposures of limestone seen in the gently rolling hillsides. The claims have been mapped and a number of surface samples have been taken.

The 23 Ragged Top lode mineral claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 1014011, 1014013, 1014015, 1014017, 1014029, 1014031, 1014035, 1014037, 1014041, 1014045, 1014053, 1014055, 1014061, 1014065, 1014072-1014075, 1014077 and 1014080 through 1014083.

Subsequent to the period covered by this report, the Company elected to drop all 23 of the claims in this claim group.

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

The 69 Lime Mountain lode mineral claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 1014092, 1014094, 1014096, 1014102, 1014104 through 1014110, 1014112, 1014114, 1014124 through 1014130, 1014133 through 1014136, 1014139 through 1014153, 1014155, 1014167 through 1014170, 1014174, 1014176 through 1014179, 1014189, 1014191, 1014193, 1014195, 1014197, 1014200, 1014202, 1014204, 1014206, 1014207, 1014209, 1014211, 1014469, 1014214, 1014216, 1014218, 1014220, 1014222, 1014223, 1014225.

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

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Jumbled Mountain Claim Group

The Jumbled Mountain Claim Group consists of 44 unpatented, lode mineral claims that are located in eastern Lincoln County, Nevada, about 90 miles northeast of Las Vegas, Nevada. This claim group was acquired as a result of IMC US locating and staking the claims. Access is from Mesquite, Nevada along 20 miles of highway and 35 miles of unpaved roads. The claims are located over three isolated outcroppings of limestone covering approximately 909 acres. These areas have been mapped and sampled. There were 283 surface rock chip samples taken.

The 44 Jumbled Mountain lode mineral claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 1014237, 1014239, 1014241, 1014244, 1014246, 1014248, 1014253, 1014255, 1014257, 1014260, 1014262, 1014264, 1014269, 1014271, 1014273, 1014287, 1014291, 1014293, 1014295, 1014299, 1014303, 1014305, 1014314, 1014316, 1014324, 1014326, 1014332, 1014334, 1014336, 1014338, 1014345, 1014347, 1014349, 1014251, 1014353, 1014360, 1014362, 1014393, 1014395, 1014401, 1014407, 1014421, 1014423, and 1014424

Subsequent to the period covered by this report, the Company elected to drop all 44 four of the claims in this claim group.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Burnt Springs Claim Group

The Burnt Springs Claim Group consists of 13 unpatented, lode mineral claims located in the Burnt Springs Range 6 to 10 miles west and northwest of the Union Pacific railway at Caliente, Nevada. This claim group was acquired as a result of IMC US locating and staking the claims. Access is along a paved highway for 7 miles then 6 miles over unpaved roads. The claims are in three separate blocks in the central part of Lincoln County, Nevada and cover approximately 269 acres. The Burnt Springs claims are located on thick bedded limestone sequences of the lower Highland Peak Formation which are thinly covered by other rocks. A total of 76 rock chips samples have been taken from the Highland Peak Formation in the area of the claims.

The 13 Burnt Springs lode mineral claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 1017570, 1017573, 1017575, 1017579, 1017584, 1017589, 1017594, 1017596, 1017598, 1017605, 1017606, 1017609, and 1017611.

Subsequent to the period covered by this report, the Company elected to drop all 13 of the claims in this claim group.

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

THERE ARE NO KNOWN “RESERVES” IN THIS PERMIT GROUP. OUR OPERATIONS WITH RESPECT TO THIS PERMIT GROUP ARE ENTIRELY EXPLORATORY.

Description of Property held by Canadian Infrastructure Corp. (“CIC”), a wholly owned subsidiary of Infrastructure Materials Corp.

Property Location and Description

In December of 2009, the Company expanded its area of exploration to include areas with a potential for cement stone located in south-central Manitoba, Canada. The Company acquired Canadian Infrastructure Corp. (“CIC”), as a wholly owned subsidiary pursuant to a Share Exchange Agreement between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities herein. CIC held 95 quarry leases granted by the Province of Manitoba on three properties known as the Dauphin property, the Winnipegosis property and the Spence property. These leases covered 6,090 hectares or 15,049 acres. Exploration had been done in the past on all three properties. Based on reviews in January 2011 and May 2011 of all of CIC’s quarry leases, the Company decided to forfeit certain quarry leases held by CIC that it determined were not in the Company’s best interests to retain.

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

CIC is the registered lessee of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to these claims. CIC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. Currently, a claim holder is required to pay annual rent of CDN$24 per hectare or fraction thereof per lease.

THERE ARE NO KNOWN “RESERVES” IN THIS LEASED GROUP. OUR OPERATIONS WITH RESPECT TO THIS LEASED GROUP ARE ENTIRELY EXPLORATORY.

Description of Property held by Silver Reserve Corp. (“SRC”), a wholly owned subsidiary of Infrastructure Materials Corp.

Property Location and Description

The following is a map highlighting the counties in the State of Nevada where the properties held by SRC are located.

The following claim groups are described below: Silver Queen Claim Group, NL Extension Claim Group, Klondyke Claim Group, Dyer Claim Group, Sylvania Claim Group, Montezuma Claim Group, Blue Dick Claim Group, Weepah Hills Claim Group, Kope Scheelite Claim Group, Santa Fe Claim Group, Quailey Claim Group and Quailey Patented Claims, Pansy Lee Claim Group, Gold Point Claim Group and Red Rock Mill. These claims were originally acquired by the Company and assigned to SRC.

Mojave Property Purchase Agreement

On August 1, 2006, the Company entered into a property purchase agreement (the “Mojave Property Purchase Agreement”) with the Mojave Silver Company, Inc. to acquire a 100% interest in claims located in Esmeralda County and Mineral County, Nevada (as further described below) and known as the Silver Queen Claim Group, Nivloc Claim Group (now identified as NL Extension Claim Group), Klondyke Claim Group, Dyer Claim Group, Sylvania Claim Group, Montezuma Claim Group, Blue Dick Claim Group, Weepah Hills Claim Groups, Kope Scheelite Group, Santa Fe Claim Group, Quailey Claim Group and Quailey Patented Claims (collectively the “Mojave Claims”). The Mojave Claims were conveyed in exchange for 3,540,600 shares of the Company’s common stock, then valued at $885,150. All of the Mojave Claims were subsequently assigned to our wholly owned subsidiary, SRC.

Silver Queen Claim Group

The Silver Queen Claim Group consists of 178 unpatented, lode mineral claims located in Esmeralda County, Nevada, approximately nine miles west of Silver Peak, Nevada on Highway 47. The claim area covers approximately 3,636 acres. The property is accessed by dirt roadways. Eighty-three claims were acquired pursuant to the Mojave Property Purchase Agreement. SRC subsequently staked an additional 93 claims and also purchased two claims in 2008.

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

SRC entered into an option agreement (the “MGold Agreement”) dated August 19, 2011 with MGold Resources Inc. (“MGold”), pursuant to which MGold would have an option to earn a 50% interest in the Silver Queen Claim Group. Under the terms of the MGold Option Agreement, none of MGold’s 50% interest in the Silver Queen Claim Group would vest until MGold completed exploration expenditures totaling CDN$4,000,000 and made total cash payments to SRC of CDN$2,000,000. MGold’s exploration expenditures were to be made over a period of 30 months, and the cash payments were to be paid over a period of 33 months. On March 15, 2012, MGold issued notice to SRC that MGold was terminating the MGold Agreement effective April 14, 2012. MGold elected to terminate the MGold Agreement and to discontinue cash payments and exploration expenditures ahead of a March 16, 2012 work commitment and cash payment anniversary date. As a result of the termination of the MGold Agreement, the Company retains its 100% interest in the Silver Queen Claim Group.

In October 2011, MGold commenced drilling to test mineralization below the historical Mohawk mine workings. Five reverse circulation (“RC”) holes were drilled for a total of 3,490 feet of vertical drilling. Two RC holes were drilled to intercept the Silver Queen vein system and three RC holes were drilled to target surface silver anomalies in late 2011 and early 2012 for a total of 3,549 vertical feet.

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

The 178 Silver Queen lode mineral claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 737071, 737072, 870453 through 870535, 966963 through 966966, 966969 through 966979, 969847 through 969850, 969852, 969853, 966982 through 967017, 986543, 106856, 1068563, 1058732 through 1058744, 1058748 through1058755 and 1058759 through1058770.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

NL Extension Claim Group

The NL Extension Claim Group (the “NL Project”) consists of 18 unpatented, lode mineral claims located in Esmeralda County, Nevada, approximately 6.5 miles southwest of Silver Peak, Nevada on Highway 47. The claim group covers approximately 372 acres. In previous reports filed by the Company, this claim group was sometimes referred to as the “Nivloc Claim Group.” Fifteen claims were acquired pursuant to the Mojave Property Purchase Agreement. SRC subsequently staked an additional three claims.

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

SRC is the registered holder of this claim group. On February 25, 2011, SRC entered into an option and joint venture agreement (the “Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in the NL Project for total consideration of $350,000 and 1,925,000 shares of IMMC’s common stock (the “Consideration”). Under the terms of the Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period. If the NL Project is determined to be economically feasible, based upon criteria contained in the Option Agreement, SRC will be required to fund its portion of an operating budget proposed by IMMI in order to retain its 15% interest in the NL Project and to acquire a 15% interest in IMMI’s Nivloc Mine Project (the NL Project and the Nivloc Mine Project, collectively, the “IMMI Project”). In the event that SRC decides not to fund its portion of the budget, its 15% interest would be forfeited, but SRC would be entitled to a 2% net smelter return royalty if and when the IMMI Project enters the production phase. Upon funding of the operating budget and SRC’s acquisition of a 15% interest in the IMMI Project, SRC and IMMI would enter into a joint venture agreement.

In late 2011, IMMI conducted a drill program that consisted of 34 core holes for a sum of 31,423 feet, all directed at infilling an un-mined portion of the historical Nivloc Mine workings. All 34 holes were drilled from four pads located on SRC’s claim NL6. Thirty of the drill holes intercepted the target zone. Drill results indicate the existence of two vein structures, the Main Nivloc vein and an almost vertical splay vein.

Subject to the terms of the Option Agreement, SRC will remain as the record holder of the claims as long as all payments required by law to maintain the claims are made. These payments include an annual fee of $140 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

The 18 NL Project lode mineral claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 867511 through 867525 and 964719 through 964721.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Klondyke Claim Group

The Klondyke Claim Group consists of 134 unpatented, lode mineral claims located in Esmeralda County, Nevada. The Klondyke Claim Group is accessible by road from Tonopah, Nevada. The property lies at elevations ranging from 5,400 feet to 5,908 feet. The claim group covers approximately 2,768 acres and is accessed by Nevada Route 93 and dirt road access. Sixty-three claims were acquired pursuant to the Mojave Property Purchase Agreement. SRC subsequently staked an additional seventy-one claims.

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

Five RC holes were drilled in the spring of 2012 for a total of 1,640 feet. Four of the holes targeted an anomalous vein system in the northwest portion of the property and one hole was drilled on a gold surface anomaly in the southeast portion of the property.

SRC entered into an option agreement (the “MGold Agreement”) dated August 19, 2011 with MGold Resources Inc. (“MGold”), pursuant to which MGold would have an option to earn a 50% interest in the Klondyke Claim Group. Under the terms of the MGold Option Agreement, none of MGold’s 50% interest in the Klondyke Claim Group would vest until MGold completed exploration expenditures totaling CDN$1,350,000 and made total cash payments to SRC of CDN$265,000. MGold’s exploration expenditures were to be made over a period of 30 months, and the cash payments were to be paid over a period of 33 months. On March 15, 2012, MGold issued notice to SRC that MGold was terminating the MGold Agreement effective April 14, 2012. MGold elected to terminate the MGold Agreement and to discontinue cash payments and exploration expenditures ahead of a March 16, 2012 work commitment and cash payment anniversary date. As a result of the termination of the MGold Agreement, the Company retains its 100% interest in the Klondyke Claim Group.

The 134 Klondyke lode mineral claims are identified in the BLM records by Nevada Mining Claim numbers: 867448, 867450, 867452, 867454, 867456, 867458, 867461, 867463, 867465, 867467 through 867469, 867471, 867472, 867474, 867476, 867478, 867480, 867482, 867484, 867487, 867490, 867492, 867494, 867496, 867498, 867500, 867502, 936129, 936131, 964631, 964633, 964635, 964637, 964638, 964641, 964642, 964644, 964646, 964648, 964650, 964652, 964654, 964656, 964665, 964667, 964682, 964699, 1039914 through 1039983 and 1058716 - 1058731.

SRC is the registered holder of these unpatented, lode mineral claims. There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

In addition, SRC leases four patented claims. Two patented claims covering approximately 41 acres are leased from Ovidia Harting (“Harting”) pursuant to a Lease Agreement dated May 30, 2008. The Lease Agreement has a renewable term of 10 years and permits SRC to explore the area covered by the patented claims. The Lease Agreement provides for annual payments of $1,000 per claim to Harting. The Lease Agreement also provides that SRC pay the real estate taxes imposed by Esmeralda County. These two patented claims are subject to a 3% net smelter return royalty to be calculated and paid to Harting within 45 days after the end of each calendar quarter. These claims are known as the President and Annex claims, survey No. 4141 in Section 30, T1N, R43E of Esmeralda County. The Company may terminate this Lease Agreement at any time by giving 60 days notice in writing to Harting.

Two patented claims covering approximately 37 acres (the “Claims”) are leased from Charles and Barbara Saunders (together, “Saunders”) pursuant to a Lease Agreement dated April 1, 2012 (the “Saunders Agreement”). The Claims are known as the Key Stone and Diploma claims, survey No. 4653 in Section 30, T1N, R43E of Esmeralda County. Unless terminated earlier by SRC, the term of the Saunders Agreement is for ten years and will automatically renew on the same terms and conditions for additional five-year periods. The Saunders Agreement requires SRC to pay Saunders advance minimum royalty payments of $2,000 annually. In the event that the Claims become producing claims, SRC will pay the Saunders a 3% royalty based upon gross revenue less deductions permitted by the Saunders Agreement. Gross revenue includes the aggregate of revenue received by SRC from arm’s length purchasers of all mineral products produced from the Claims, the fair market value of all products sold by SRC to persons not dealing with SRC at arm’s length and SRC’s share of the proceeds of insurance on products. From such revenue, SRC would be permitted to deduct sales charges levied by any sales agent on the sale of products, all insurance costs in respect of mineral products, and all costs, expenses and charges of any nature whatsoever that are either paid or incurred by SRC in connection with the refinement and beneficiation of products after leaving the Claims. SRC may terminate the Saunders Agreement at any time by giving 60 days advance written notice to Saunders.

In the past the Federal government permitted private parties to obtain title to a claim known as a “patented claim” if certain conditions were met. A patented mining claim arises where the Federal Government passes its title to the claimant, making it private land. A mineral patent gives the owner exclusive title to the mineral interests and title to the surface and other resources. Patents for claims are no longer issued. Unpatented lode mineral claims are created by physically inserting a stake in the ground at each corner of the claim and filing the location of the claim as so demarcated with a government BLM recording office. The rights associated with an unpatented claim are restricted to the extraction and development of mineral deposits. No land ownership is conveyed with an unpatented claim.

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

The 8 Dyer lode mineral claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 871091 through 871094 and 871099 through 871102.

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

The 2 Sylvania lode mineral claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 871136 and 871137

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

The 5 Montezuma lode mineral claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 871181, 870083, 871185, 871191, and 871193.

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

The 19 Blue Dick lode mineral claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 868274 through 868278 and 868284 through 868297.

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

The single Weepah Hills lode mineral claim is identified in the BLM records by Nevada Mining Claim number: NMC 868319.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Kope Scheelite Claim Group

The Kope Scheelite Claim Group consists of 101 unpatented, lode mineral claims located in Mineral County, Nevada, approximately 12 miles east of Mina, Nevada. Access is by dirt road. The elevations on the claim area range from 6800 feet to 7000 feet. The Kope Scheelite claims are located on the southernmost part of the Gabbs Valley Range. The workings on the property consist of numerous shafts and prospects. This claim group covers approximately 2,087 acres. Twenty-five claims were acquired pursuant to the Mojave Property Purchase Agreement. SRC subsequently staked an additional seventy-six claims.

Geologic mapping completed in 2007 indicates strong NW/SE bearing mineralized trends running across the property. Recent mapping indicated new strong gold, silver and copper mineralization along NW/SE bearing structures.

The 101 Kope Scheelite lode mineral claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 871216 through 871223, 871229 through 871240, 871244, 964722 through 964724, 964732, 964733, 1038681 through 1038684, 1070161 through 1070193 and 1071455 through 1071492.

SRC is the registered holder of these unpatented, lode mineral claims. There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

In addition, SRC entered into an Exploration License with Option to Purchase (the “Buhrman Agreement”) with Ralph L. Buhrman and Jacqueline Buhrman (together, the “Owner”) for three patented mining claims, covering approximately 59 acres (the “Property”) situated in Mineral County, Nevada. The Property is identified as the claims named Geo F. (also known as George F.), Commodore and Thrush, survey No. 2593 in Sections 2 and 11, T7N, R36E of Mineral County, recorded as Patent File #47382, APN 009-170-04. Under the terms of the Buhrman Agreement, SRC was granted the exclusive right and option to enter and examine the Property (the “Exploration License”) in consideration of a $30,000 payment to the Owner (the License Payment”). During the term of the Exploration License, SRC has the exclusive right to undertake geological, geophysical, and geochemical examinations of the Property; to sample the Property by means of pits, trenches, and drilling; and to take bulk samples from the Property for the purpose of conducting metallurgical and leaching tests. However, SRC may not commence development or mining activities on the Property unless it exercises the Purchase Option as defined below. SRC will be responsible for reclamation of its pits, trenches, drill sites, and other such disturbances arising out of its activities on the Property. The Exploration License has an initial one-year term beginning on May 1, 2012 (the “Effective Date”) and ending on April 30, 2013. SRC has the right to extend the Exploration License for one additional period of one year provided SRC makes an additional License Payment of $30,000 in advance for such extension. SRC was also granted exclusive right and option to purchase the Owner’s ownership interest in the Property (the “Purchase Option”) for the sum of $90,000 less all License Payments previously made. SRC may exercise the Purchase Option at any time during the term of the Exploration License by giving written notice to the Owner. If SRC exercises the Purchase Option, SRC will also pay the Owner a two percent (2%) royalty based upon gross revenues less deductions as defined by the Buhrman Agreement, and SRC will also have the exclusive right and option to purchase such royalty at any time for the sum of $1,000,000 less any payments previously made by SRC to the Owner pursuant to such royalty. SRC may terminate the Buhrman Agreement at any time by giving 30 days’ notice in writing to the Owner.

In the past the Federal government permitted private parties to obtain title to a claim known as a “patented claim” if certain conditions were met. A patented mining claim arises where the Federal Government passes its title to the claimant, making it private land. A mineral patent gives the owner exclusive title to the mineral interests and title to the surface and other resources. Patents for claims are no longer issued. Unpatented lode mineral claims are created by physically inserting a stake in the ground at each corner of the claim and filing the location of the claim as so demarcated with a government BLM recording office. The rights associated with an unpatented claim are restricted to the extraction and development of mineral deposits. No land ownership is conveyed with an unpatented claim.

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

The 23 Santa Fe lode mineral claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 868205 through 868210, 868214 through 868218, 868224 through 868228 and 1047210 through 1047216.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Quailey Claim Group

The Quailey Claim Group consists of 52 unpatented, lode mineral claims, 10 owned patented claims and one leased patented claim, all located in Mineral County, Nevada. This claim group covers approximately 1,281 acres. Four of the unpatented claims and the 10 owned patented claims were acquired pursuant to the Mojave Property Purchase Agreement. SRC subsequently staked an additional forty-eight claims.

The Quailey claims are located approximately 16 miles south, southeast from the town of Hawthorne, Nevada on the northwest side of Excelsior Mountains and are accessible from Hawthorne via Nevada Route 359 and dirt roadways to the claim area. A number of dirt roads provide access to the main workings of the former mine. Most of the information for the Quailey Mine Project was obtained from a 1975 report by J. McLaren Forbes. The early work on the property was done in 1882 when copper ores with silver and gold values were mined and smelted on the property. Later, between 1907 and 1914, Excelsior Enterprises Inc. was active on the property. Just prior to this activity, a number of the claims were surveyed and patented. During the period 1975-76 the mine was rehabilitated. This work was done by Ladd Enterprises Inc, of Reno, Nevada.

Historical records indicate that an unknown amount of copper, gold and silver ores were mined from 4,000 feet of developed mine workings.

The 52 Quailey lode mineral claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 916095, 916096, 916099, 916103, 935444 through 935446 and 1070194 through 1070238.

The 10 owned patented claims are identified as follows:

Parcel 1: the claim named Nevada known as Mineral County Parcel APN 008-200-11; PLSS T5N R31E MDM Sections 2 and 3 as Patent File #141100.

Parcel 2, which includes eight claims named Butte, Central, Calumet, Red Bank, Bonanza, Great Eastern, Roosevelt and Bisbee known as Mineral County Parcels APN 009-200-10 and APN 009-200-12; PLSS T5N R31E MDM Sections 1, 2, 3, 10 & 11 with Patent File #141941.

Parcel 3, which includes the Northeasterly 750 feet of the San Juan claim designated by Survey No. 3303, PLSS T5N R31E MDM Section 2, recorded as Patent File #141941 and known as Mineral County Parcel APN 009-200-05.

SRC is the registered holder of these unpatented, lode mineral claims and the owned patented claims. There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the unpatented, lode mineral claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $140 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada. Also, the patented claims are subject to County real estate taxes.

In addition, SRC entered into a mineral lease agreement effective February 29, 2012 (the “Gumaskas Agreement”) with Joseph W. Gumaskas (“Gumaskas”) to lease one patented claim covering approximately 10 acres (the “Claim”) in Mineral County, Nevada. The Claim is known as San Juan SW 750 feet, Survey No. 3303, PLSS T5N R31E MDM Section 2, recorded as Patent File #463521, Mineral County Parcel APN 009-200-02. Unless terminated earlier by SRC, the term of the Gumaskas Agreement is ten years and will automatically renew on the same terms and conditions for additional five-year periods. The Gumaskas Agreement requires SRC to pay Gumaskas advance minimum royalty payments of $500 annually. In the event that the Claim becomes a producing claim, SRC will pay Gumaskas a 3% royalty based upon gross revenue less deductions permitted by the Gumaskas Agreement. Gross revenue includes the aggregate of revenue received by SRC from arm’s length purchasers of all mineral products produced from the Claim, the fair market value of all products sold by SRC to persons not dealing with SRC at arm’s length and SRC’s share of the proceeds of insurance on products. From such revenue, SRC would be permitted to deduct sales charges levied by any sales agent on the sale of products, all insurance costs in respect of mineral products, and all costs, expenses and charges of any nature whatsoever that are either paid or incurred by SRC in connection with the refinement and beneficiation of products after leaving the Claim. SRC may terminate the Gumaskas Agreement at any time by giving 60 days’ notice in writing to Gumaskas.

In the past the Federal government permitted private parties to obtain title to a claim known as a “patented claim” if certain conditions were met. A patented mining claim arises where the Federal Government passes its title to the claimant, making it private land. A mineral patent gives the owner exclusive title to the mineral interests and title to the surface and other resources. Patents for claims are no longer issued. Unpatented lode mineral claims are created by physically inserting a stake in the ground at each corner of the claim and filing the location of the claim as so demarcated with a government BLM recording office. The rights associated with an unpatented claim are restricted to the extraction and development of mineral deposits. No land ownership is conveyed with an unpatented claim.

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

The 30 Pansy Lee lode mineral claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 859406 through 859432 and 879333 through 879335.

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

The 8 Gold Point lode mineral claims are identified in the BLM records by Nevada Mining Claim numbers: NMC 975797 through 975802, 975804 and 975806.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of June 30, 2012, there were 98,935,486 shares of common stock of the Company (a “Common Share” or “Common Shares”) outstanding, held by 628 shareholders of record.

Securities issued during the Year Ended June 30, 2010

The Company entered into an agreement to acquire, as a wholly owned subsidiary, Canadian Infrastructure Corp., a Canadian corporation, pursuant to a Share Exchange Agreement (the “CIC Agreement”) between the Company, CIC and Todd D. Montgomery, the Company’s Chief Executive Officer and a member of its Board of Directors, dated as of December 15, 2009. Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 Common Shares. The Company accounted for the acquisition of CIC as a business combination that is accounted for under the acquisition method as discussed in FASB ASC Topic 805. The CIC Agreement closed on February 9, 2010.

On June 25, 2010, the Company completed a private placement of 6,973,180 Common Shares at a price of $0.23 per share for total consideration of $1,603,831. The private placement was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to an exemption afforded by Regulation S promulgated thereunder (“Regulation S”). Each investor that participated in the private placement was not a “U.S. Person” as that term is defined under Regulation S.

Securities issued during the Year Ended June 30, 2011

On September 30, 2010, the Company issued 50,000 Common Shares pursuant to the exercise of options granted in accordance with the 2006 Stock Option Plan. Also see Stock Option Plan, below.

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

On June 2, 2011, the Company completed a private placement of 2,608,696 shares of its Series A Preferred Stock (the “Series A Shares”) at a price of $0.115 per share (the “Purchase Price”) for total consideration of $300,000, pursuant to a subscription agreement (the “Subscription Agreement”) between the Company and a sole purchaser (the “Purchaser”). The Purchase Price was based on the weighted average trading price of the Company’s Common Shares on the OTC Bulletin Board for the fifteen trading days prior to June 1, 2011, the date of the Subscription Agreement. The Purchaser was a non-U.S. corporation that is controlled by Todd D. Montgomery, the Company’s Chief Executive Officer and a member of its Board of Directors. The issuance of the Series A Shares was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S. The Purchaser and Mr. Montgomery are not “U.S. Person(s)” as that term is defined in Regulation S.

The Series A Shares had the following rights and limitations:

1.

Each Series A Share was convertible into one Common Share at the request of the holder thereof provided that there were sufficient authorized Common Shares available for conversion without breaching the Company’s covenants to reserve a sufficient number of Common Shares to permit the exercise of all outstanding stock options, warrants and convertible securities;

2.	Each Series A Share carried one vote on all matters coming before the Company’s shareholders for a vote;

3.	In all other respects, the Series A Shares were equal to the Common Shares of the Company; and

4.

On June 2, 2012, the Company could convert the Series A Shares into Common Shares provided that there was an adequate number of Common Shares authorized and available to be issued upon such conversion or, if there were not adequate Common Shares available for conversion, the Purchaser could tender all or less than all of the Series A Shares to the Company and the Company would purchase such Series A Shares for the original Purchase Price.

As also discussed below, on September 29, 2011, all of the Company’s issued Series A Preferred stock were converted to 2,608,696 Common Shares.

Securities issued during the Year Ended June 30, 2012

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

On December 16, 2011, the Company completed the sale of 26,000,000 Common Shares to the public in Canada at a price of $0.096 (CDN$0.10) per share to raise gross proceeds of $2,507,180 (CDN$2,600,000). The shares were sold pursuant to a long form prospectus filed in the Canadian provinces of Alberta, Saskatchewan, British Columbia and Ontario. PI Financial Corp. (“PI Financial”) acted as lead agent and received a corporate finance fee of $14,464 (CDN$15,000), was reimbursed $127,529 (CDN$132,250) for its expenses, was paid cash commissions of $20,236 (CDN$20,985) and received non-transferable Agent's Warrants valued at $14,644 entitling PI Financial to acquire 209,850 Common Shares at a price of $0.096 (CDN$0.10) per share exercisable for 24 months. The fair value of the Agent’s Warrants was determined using the Black-Scholes option pricing model with the following assumptions: risk-free rate of 1.63%, expected dividend yield of 0%, annualized volatility of 142.45% and expected life of two years. In connection with the offering, in addition to payments made to PI Financial, the Company incurred legal and other direct expenses, which resulted in net proceeds from the offering of $2,215,399.

The foregoing sale of securities was made entirely outside the United States pursuant to an exemption afforded by Regulation S promulgated under the Securities Act.

Our common stock is traded on the Over the Counter Bulletin Board (the “OTCBB”) sponsored by the National Association of Securities Dealers, Inc. under the symbol “IFAM”. The OTCBB does not have any quantitative or qualitative standards such as those required for companies listed on the Nasdaq Small Cap Market or National Market System. Following the sale of our securities in Canada as discussed above, the Company's Common Shares were listed for trading on the TSX Venture Exchange (“TSX-V”) under the symbol “IFM.” The high and low sales prices of our common stock during the fiscal years ended June 30, 2012 and June 30, 2011 are as follows:

	OTCBB:		TSX-V:
Quarter ended	High	Low	High	Low
September 30, 2011	$0.110	$0.060	N/A	N/A
December 31, 2011	$0.375	$0.070	N/A	N/A
March 31, 2012	$0.110	$0.020	$0.120	$0.040
June 30, 2012	$0.150	$0.020	$0.055	$0.020

September 30, 2010	$0.310	$0.120	N/A	N/A
December 31, 2010	$0.300	$0.150	N/A	N/A
March 31, 2011	$0.260	$0.180	N/A	N/A
June 30, 2011	$0.220	$0.060	N/A	N/A

Stock Option Plan

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

Under the 2006 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company could be granted options to acquire shares of the Company’s common stock at the fair market value of the stock on the date of grant. Options could have a term of up to 10 years. The total number of shares reserved for issuance under the 2006 Stock Option Plan was 5,000,000. At a meeting of shareholders held on July 29, 2011, the shareholders of the Company approved a new stock option plan as described below. No further options will be issued under the 2006 Stock Option Plan.

The Company held an annual meeting of shareholders on July 29, 2011. At the meeting, among other actions, the shareholders of the Company approved the amendment and restatement of the 2006 Stock Option Plan resulting in the Company’s Amended Stock Option Plan (the “Amended Plan”). The Amended Plan replaces the Company’s 2006 Stock Option Plan and no further options will be issued under the 2006 Stock Option Plan. The terms of the Amended Plan include, among others, that (a) officers, directors, employees and consultants who provide services to the Company may be granted options to acquire shares of the Company’s Common Shares at the fair market value of the stock on the date of grant, (b) options may have a term of up to 10 years, (c) the Company may issue options in a number up to a maximum of 10% of the outstanding Common Shares, and (d) outstanding stock options previously granted pursuant to the 2006 Stock Option Plan will remain in effect and be exercisable in accordance with, and be deemed to be issued under, the terms of the Amended Plan. It is expected that options issued pursuant to the Amended Plan will not be “qualified” options under the provisions of section 422 of the Internal Revenue Code of 1986, as amended from time to time.

The following tables summarize the options outstanding as of June 30, 2012 and 2011, and the option activity for the years then ended:

		Remaining	Remaining
		contractual	contractual
	Option Price	life (in years)	life (in years)	Number of options:
Expiry Date	Per Share	2012	2011	2012	2011
Aug 30, 2011	$0.25	-	0.18	-	250,000
April 9, 2012	$0.30	-	0.80	-	50,000
April 16, 2012	$0.30	-	0.82	-	50,000
May 31, 2012	$0.35	-	1.79	-	50,000
May 31, 2012	$0.15	-	2.50	-	50,000
Aug 16, 2012	$0.31	0.13	2.65	100,000	100,000
Aug 16, 2012	$0.25	0.13	3.61	250,000	250,000
Dec 10, 2013	$0.15	1.47	2.50	25,000	25,000
Feb 2, 2014	$0.31	1.62	2.65	50,000	50,000
Oct 22, 2014	$0.33	2.34	3.38	25,000	25,000
Apr 25, 2015	$0.23	2.86	3.89	50,000	50,000
Apr 30, 2013	$0.10	0.83	-	350,000	-
Apr 24, 2022	$0.10	9.82	-	8,375,000	-
Options outstanding at end of year				9,225,000	950,000
Weighted average exercise price at end of year				$0.11	$0.26
Weighted average remaining contractual life (in years)				8.99	2.07

	Number of options:
	2012	2011
Outstanding, beginning of year	950,000	4,850,000
Granted	8,725,000	400,000
Expired	(450,000)	(550,000)
Exercised	-	(50,000)
Forfeited	-	-
Cancelled	-	(3,700,000)
Outstanding, end of year	9,225,000	950,000
Exercisable, end of year	1,983,334	950,000

Item 6. Selected Financial Data

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the accompanying financial statements and notes included in this report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Discussion of Operations & Financial Condition
Twelve months ended June 30, 2012

The Company has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As of June 30, 2012, we had accumulated losses of $20,820,817 (June 30, 2011 - $19,458,777). Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company’s major financial endeavor over the years has been its effort to raise additional capital to pursue its exploration activities.

In November of 2008, the Company refocused its business to concentrate on the exploration and, if warranted, development of cement grade limestone properties located in the State of Nevada. The Company’s limestone assets are held by its wholly owned subsidiary, IMC US which was acquired pursuant to a Share Exchange Agreement as of November 7, 2008. IMC US held five limestone properties at the time of purchase, covering a total of 402 mineral claims. These claim groups were; the Morgan Hill Group, LM Group, Rock Hill Group, Buffalo Mountain Group and the Aspen Group. The LM Group and the Aspen Group were dropped in August 2009 and August 2010, respectively.

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

We have continued to raise capital and are moving forward with exploration on our Projects. The Company intends to continue to study and accumulate information about cement grade limestone properties in strategic locations with a view to filling an anticipated increased demand for cement in the United States and Canada, with a focus on the States of Nevada, California, Utah, Idaho and Arizona as well as the Canadian Provinces of Saskatchewan and Manitoba. Based on our evaluation of our 16 Limestone Projects, we have determined that the Blue Nose and Morgan Hill Projects currently provide the best opportunity for development of resources that could go to production. Our efforts will be concentrated on our Blue Nose Property which shows the highest potential for development of a substantial cement grade limestone resource.

The Company is also continuing its evaluation of the silver/base metal projects held by SRC. The Company has determined that the Silver Queen, Klondyke and Kope Scheelite Projects currently provide the best opportunity for development of resources that could go to production. While exploratory drilling programs are being developed, including a 5,000-foot drill program at our Kope Scheelite Project expected to commence in September 2012, the Company is also considering joint ventures with third parties to further explore and develop, if warranted, those properties.

The consolidated financial statements include the accounts of the Company and its subsidiaries, IMC US, SRC and CIC. All material inter-company accounts and transactions have been eliminated.

SELECTED ANNUAL INFORMATION

	June 30, 2012	June 30, 2011

Revenues	Nil	Nil
Net (Loss)	($1,362,040)	($2,523,079)
(Loss) per share-basic and diluted	($0.02)	($0.04)
Total Assets	$3,177,914	$2,240,487
Total Liabilities	$382,474	$271,984
Cash dividends declared per share	Nil	Nil

Our total assets for the year ended June 30, 2012, include cash and cash equivalents of $1,533,139, short-term investments of $33,716, marketable securities of $45,181, prepaid expenses and other receivables of $14,479, restricted cash of $82,500, reclamation deposits of $240,805, plant and equipment of $713,569, net of depreciation, and mineral property interests of $514,525. Our total assets for the year ended June 30, 2011 include cash and cash equivalents of $317,912, short-term investments of $83,604, marketable securities of $68,429, prepaid expenses and other receivables of $103,807, restricted cash of $82,500, reclamation deposits of $240,805, plant and equipment of $828,905, net of depreciation, and mineral property interests of $514,525. Total assets increased from $2,240,487 on June 30, 2011 to $3,177,914 on June 30, 2012. This increase is the result of the proceeds from the December 2011 sale of the Company’s Common Shares, offset in part by expenses incurred in the normal course of business offset.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administration Expense

General and administration expense represents professional, consulting, office and general and other miscellaneous costs incurred during the periods covered by this report. General and administration expense for the year ended June 30, 2012 were $785,416, as compared with $899,059 for the year ended June 30, 2011. General and administration expense represents approximately 51% of the total operating expense for the year ended June 30, 2012, and 36% of the total Operating Expense for the year ended June 30, 2011. General and administration expense decreased by $113,643 in the current year, compared to the prior year. Most of the reduction in this category of expense is due to a foreign exchange gain of approximately $34,000, a decrease in investor relations costs of approximately $89,000, and a decrease in stock based compensation costs of approximately $40,000 offset in part by the costs of market and valuation studies for the Company’s Blue Nose limestone property and increased expenses relating to the Company’s Common Shares being traded in both the United States and Canada.

(b) Project Expense

Project expense includes costs of acquiring and maintaining claims, permitting processes, consultants, drilling, assaying and geologists. Included in operating expenses for the year ended June 30, 2012 is project expenses for $625,445 as compared with $1,479,229 for the year ended June 30, 2011. Project expense decreased as much of the Company’s efforts were focused on raising additional capital to finance future exploration. Project expense represents approximately 41% of the total operating expense for the year ended June 30, 2012, and approximately 59% of the total operating expense for the year ended June 30, 2011. Approximately 57% of project expenses for the year ended June 30, 2012, related to acquisition, exploration and maintenance of the Company’s silver/base metal claims.

Liquidity and Capital Resources

The following table summarizes the company’s cash flows and cash in hand:

	Year ended	Year ended
	June 30, 2012	June 30, 2011
Cash and cash equivalents	$1,533,139	$317,912
Working capital	$1,462,333	$417,652
Cash (used) in operating activities	$(1,250,045)	$(2,370,399)
Cash provided by investing activities	$249,873	$282,563
Cash provided by financing activities	$2,215,399	$807,500

As of June 30, 2012, the Company had working capital of $1,462,333 as compared to $417,652 as of June 30, 2011. Working capital increased as a result of an increase in capital financing activities and a decrease in cash used for operating activities during the year ended June 30, 2012, as compared to the previous year.

Off-Balance Sheet Arrangement

The Company had no off-balance sheet arrangements as of June 30, 2012 and June 30, 2011.

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

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”). The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years. Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement. As of June 30, 2012, the undertakings described in (1) and (3) above have been completed and the reclamation and remediation described in (2) above are in progress. The 25 Option Claims together with 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

Effective as of June 23, 2008, the Company appointed Mason Douglas as the President of the Company. Mr. Douglas is also a director of the Company. In connection with the appointment, the Company entered into a consulting services agreement with a Canadian corporation that is controlled by Mr. Douglas (the “Consulting Agreement”). The Consulting Agreement has a term of one year and is then automatically renewable. Either party may terminate the Consulting Agreement upon 90 days notice to the other party. According to the terms of the Consulting Agreement as amended effective March 1, 2012, the Company will pay a fee of $10,417 per month and reimburse related business expenses. The Consulting Agreement permits Mr. Douglas to fulfill his duties for the Company from his office in Canada. Mr. Douglas does not receive a salary from the Company.

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

Effective July 1, 2010, the Company entered into an employment agreement with an individual to provide business and administrative services. The employment agreement has a term of one year and is automatically renewable thereafter. Either party may terminate the employment agreement upon 60 days notice. According to the terms of the employment agreement as amended effective March 1, 2012, the Company will pay the individual no less than $8,333 per month and reimburse related business expenses.

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

On February 25, 2011, SRC entered into an option and joint venture agreement (the “IMMI Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project Claim Group (the “NL Project”) for total consideration of $350,000 and 1,925,000 shares of IMMC’s common stock (the “Consideration”). The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47. Under the terms of the IMMI Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period. In the event of early termination, IMMI is not entitled to the return of Consideration previously paid to SRC. If the NL Project is determined to be economically feasible, based upon criteria contained in the IMMI Option Agreement, SRC will be required to fund its portion of an operating budget proposed by IMMI in order to retain its 15% interest in the NL Project and to acquire a 15% interest in IMMI’s Nivloc Mine Project (the NL Project and the Nivloc Mine Project, collectively, the “IMMI Project”). In the event that SRC decides not to fund its portion of the budget, its 15% interest would be forfeited, but SRC would be entitled to a 2% net smelter return royalty if and when the IMMI Project enters the production phase. Upon funding of the operating budget and SRC’s acquisition of a 15% interest in the IMMI Project, SRC and IMMI would enter into a joint venture agreement.

On September 1, 2011, SRC engaged Tetra Tech, Inc. to complete the exploration permitting activities for its Silver Queen property near Silver Peak, Nevada. The Company is to authorize each phase of work before the work proceeds. The estimated total consideration to be paid under the agreement is $68,900. As of June 30, 2012, the Company had recorded total expenses of $15,789 for this contract.

Effective February 29, 2012, SRC entered into a mineral lease agreement (the “Gumaskas Agreement”) with Joseph W Gumaskas (“Gumaskas”) to lease a patented claim covering approximately 10 acres (the “Claim”) in Mineral County, Nevada. Unless terminated earlier by SRC, the term of the Gumaskas Agreement is ten years and will automatically renew on the same terms and conditions for additional five-year periods. The Gumaskas Agreement requires SRC to pay Gumaskas advance minimum royalty payments of $500 annually. In the event that the Claim becomes a producing claim, SRC will pay Gumaskas a 3% royalty based upon gross revenue less deductions permitted by the Gumaskas Agreement. Gross revenue includes the aggregate of revenue received by SRC from arm’s length purchasers of all mineral products produced from the Claim, the fair market value of all products sold by SRC to persons not dealing with SRC at arm’s length and SRC’s share of the proceeds of insurance on products. From such revenue, SRC would be permitted to deduct sales charges levied by any sales agent on the sale of products, all insurance costs in respect of mineral products, and all costs, expenses and charges of any nature whatsoever that are either paid or incurred by SRC in connection with the refinement and beneficiation of products after leaving the Claim. SRC may terminate the Gumaskas Agreement at any time by giving 60 days advance written notice to Gumaskas.

Effective April 1, 2012, the Company entered into a consulting agreement (the “Teatyn Agreement”) with Teatyn Enterprises, Inc. (“Teatyn”) for Teatyn to provide the Company with certain investor relation services to the Company for a period of one year. The Teatyn Agreement can be terminated at any time upon 30-days prior written notice by either the Company or Teatyn or upon the occurrence of certain events as defined in the Teatyn Agreement. Under the terms of the Teatyn Agreement, Teatyn will receive a monthly fee of CDN$5,000 and options (the “Options”) to purchase up to 350,000 Common Shares at an exercise price of CDN$0.10 per share. The Options will vest at a rate of one twelfth (1/12) per month during the term of the Teatyn Agreement, such vesting subject to the terms of the Company’s Stock Option Plan and the policies of the TSX Venture Exchange. Unexercised Options, if any, will terminate thirty (30) days following the expiry or termination of the Teatyn Agreement.

Effective April 1, 2012, SRC entered into a mineral lease agreement (the “Saunders Agreement”) with Charles and Barbara Saunders (the “Lessors”) to lease patented claims covering approximately 37 acres (the “Claims”) in Esmeralda County, Nevada. Unless terminated earlier by SRC, the term of the Saunders Agreement is ten years and will automatically renew on the same terms and conditions for additional five-year periods. The Saunders Agreement requires SRC to pay the Lessors advance minimum royalty payments of $2,000 annually. In the event that the Claims become producing claims, SRC will pay the Lessors a 3% royalty based upon gross revenue less deductions permitted by the Saunders Agreement. Gross revenue includes the aggregate of revenue received by SRC from arm’s length purchasers of all mineral products produced from the Claims, the fair market value of all products sold by SRC to persons not dealing with SRC at arm’s length and SRC’s share of the proceeds of insurance on products. From such revenue, SRC would be permitted to deduct sales charges levied by any sales agent on the sale of products, all insurance costs in respect of mineral products, and all costs, expenses and charges of any nature whatsoever that are either paid or incurred by SRC in connection with the refinement and beneficiation of products after leaving the Claims. SRC may terminate the Saunders Agreement at any time by giving 60 days advance written notice to the Lessors.

On May 15, 2012, SRC entered into an Exploration License with Option to Purchase (the “Buhrman Agreement”) with Ralph L. Buhrman and Jacqueline Buhrman (together, the “Owner”) for three patented claims, covering approximately 59 acres (the “Property”) situated in Mineral County, Nevada. Under the terms of the Buhrman Agreement, SRC was granted the exclusive right and option to enter and examine the Property (the “Exploration License”) in consideration of a $30,000 payment to the Owner (the License Payment”). During the term of the Exploration License, SRC has the exclusive right to undertake geological, geophysical, and geochemical examinations of the Property; to sample the Property by means of pits, trenches, and drilling; and to take bulk samples from the Property for the purpose of conducting metallurgical and leaching tests. However, SRC may not commence development or mining activities on the Property unless it exercises the Purchase Option as defined below. SRC will be responsible for reclamation of its pits, trenches, drill sites, and other such disturbances arising out of its activities on the Property. The Exploration License has an initial one-year term beginning on May 1, 2012 (the “Effective Date”) and ending on April 30, 2013. SRC has the right to extend the Exploration License for one additional period of one year provided SRC makes an additional License Payment of $30,000 in advance for such extension. SRC was also granted exclusive right and option to purchase the Owner’s ownership interest in the Property (the “Purchase Option”) for the sum of $90,000 less all License Payments previously made. SRC may exercise the Purchase Option at any time during the term of the Exploration License by giving written notice to the Owner. If SRC exercises the Purchase Option, SRC will also pay the Owner a two percent (2%) royalty based upon gross revenues less deductions as defined by the Buhrman Agreement, and SRC will also have the exclusive right and option to purchase such royalty at any time for the sum of $1,000,000 less any payments previously made by SRC to the Owner pursuant to such royalty. SRC may terminate the Buhrman Agreement at any time by giving 30 days’ notice in writing to the Owner.

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the years ended June 30, 2012, and June 30, 2011, were $28,356 and $31,549, respectively. As of June 30, 2012, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2013, June 30, 2014, and June 30, 2015, are $23,138, $9,500, and $0, respectively.

Maintaining Claims in Good Standing

The Company is required to pay to the BLM on or before September 1st of each year, a fee in the amount of $140 per mineral claim held by the Company. The total amount paid in August 2012, was $155,400 for 1,110 claims held by the Company at that date. The BLM fee for the 18 NL Project claims held by the Company were paid by IMMI pursuant to the IMMI Option Agreement described above.

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

Each of the Company’s quarry leases located in Manitoba, Canada is renewable annually upon payment of rent to the province of Manitoba in the amount of CDN$24 per hectare or fraction thereof. During the fiscal year ended June 30, 2012, the Company paid CDN$57,504 in rent for these leases.

CASH REQUIREMENTS

At June 30, 2012, the Company had cash and cash equivalents of $1,533,139, short-term investments of $33,716, marketable securities of $45,181 and prepaid expenses and other receivables of $14,479 for a Current Assets total of $1,626,515

During the twelve month period ending June 30, 2013, the Company expects to incur approximately $200,000 of expenses in connection with its Blue Nose limestone project and plans to incur additional expenses related to other limestone projects. The Company also expects to incur approximately $300,000 of project expenses in connection with its Kope Scheelite precious metals project. Our ability to incur Project expenses is subject to permitting programs with the Bureau of Land Management and results of drilling as it progresses. The Company has no firm commitment for additional financing and may not be able to incur all of the Project and General and administration expenses planned in the next fiscal year unless further capital is raised.

SUBSEQUENT EVENTS

Based on a review of all of the Company’s mineral claims, On August 31, 2012 the Company elected to drop certain limestone mineral claims held by IMC US that it has determined are not in the Company’s best interests to retain.

  All 7 mineral claims of the Rock Hill Claim Group were dropped.
  All 5 mineral claims of the Buffalo Mountain Claim Group were dropped.
  All 4 mineral claims of the Royale Claim Group were dropped.
  All 19 mineral claims of the Pequop Claim Group were dropped.
  All 23 mineral claims of the Ragged Top Claim Group were dropped.
  All 44 mineral claims of the Jumbled Mountain Claim Group were dropped.
  All 13 mineral claims of the Burnt Springs Claim Group were dropped.

On July 26, 2012, the Company engaged Harris Exploration Drilling and Associates Inc. to conduct professional drilling services and related activities at SRC’s Kope Scheelite project at an estimated cost of $175,000.

On August 16, 2012, 350,000 options that were granted pursuant to the Company’s 2006 Stock Option Plan expired.

On September 6, 2012, the Company received $50,000 cash and 300,000 shares of IMMC’s common stock pursuant to the option agreement between SRC and IMMI, IMMC’s wholly owned subsidiary.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11 (ASU 2011-11), Disclosures about Offsetting Assets and Liabilities, which requires certain additional disclosure requirements about financial instruments and derivatives instruments that are subject to netting arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. The adoption of this update will not have an impact on the financial statements of the Company.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (ASU 2011-05), which eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. Subsequently, in December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12), which indefinitely defers the requirement in ASU 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company is currently evaluating the impact of the pending adoption of ASU 2011-05 and ASU 2011-12 on its financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 amended ASC 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (IFRSs). ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Disclosure requirements have been expanded to include additional information about transfers between level 1 and level 2 of the fair value hierarchy and level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements including: (a) the application of the highest and best use valuation premise concepts; (b) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity; and (c) quantitative information required for fair value measurements categorized within level 3. The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011. The Company is currently evaluating the effect that the provisions of ASU 2011-04 will have on the disclosures within the financial statements of the Company.

In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," (ASU 2012-02). ASU 2012-02 amends the guidance in ASC 350-302 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The Company is currently evaluating the effect that the provisions of ASU 2011-02 will have on the consolidated financial statements of the Company.

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

Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force ("EITF") Issue 04-2. The Company assesses the carrying costs for impairment under ASC 360 and evaluates its carrying value under ASC 930 at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. The Company has capitalized $514,525 as Mineral Property Interests, and written off all other property payments to project expenses as impaired costs. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. To date, mineral property exploration costs have been expensed as incurred. To date the Company has not established any proven or probable reserves on its mineral properties.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Based on an evaluation, conducted by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of June 30, 2012, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

Changes in Internal Controls

During the quarter ended June 30, 2012, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Audit Committee

The Audit Committee is comprised of three directors, Randal Ludwar, Brent Walter and Joseph Montgomery, and meets regularly with the Company’s Chief Financial Officer. Mr. Ludwar was the Company’s Chief Financial Officer until October 22, 2009. Mr. Ludwar does not receive any compensation form the Company and has no family affiliation with the other members of the Board or with members of management. As of the end of the period covered by this report, the Company believes Mr. Ludwar can be considered an independent director. The Audit Committee has reviewed the financial statements of the Company included with this report on Form 10-K for the year ended June 30, 2012.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following individuals comprise the Company’s Board of Directors and executive officers as of June 30, 2012. Each director will serve until the next meeting of shareholders or until replaced.

Todd D. Montgomery	CEO and Director
Mason Douglas	President and Director
Randal Ludwar	Director
Joseph Montgomery	Director and Chairman of the Board
Brent Walter	Director
Rakesh Malhotra	Chief Financial Officer
Anne Macko	Corporate Secretary

Todd D. Montgomery – Chief Executive Officer, Director

Mr. Montgomery was the founder and former President of Anglo Potash Ltd. (TSX-V), a Canadian mining company, formerly Anglo Minerals Ltd. This company was purchased by BHP in 2008. In 1999, Mr. Montgomery founded and served as President and Chief Operating Officer of SynEnco Energy Inc., an oil sands development corporation. Prior to 1999, he identified and secured oil sands properties for Oil Sands Quest, an AMEX listed company. Mr. Montgomery has provided independent mining consulting services for a number of private and public corporations. Mr. Montgomery is also currently serving as CEO and a Director of Anglo Canadian Oil Corp. (TSX-V); President, CEO and Director of Canadian Platinum Corp. (TSX-V); and as CEO, President and Director of Pacific Iron Ore Corporation (TSX-V). He has previously served as CEO and a Director of Anglo Aluminum Corp. (TSX-V); CEO, President and Director of Klondike Capital Corp. (TSX-V); Director, President, CEO and CFO of McGregor Capital Corp. (TSX-V); and as Chairman of PanWestern Energy Ltd. (TSX-V). Mr. Montgomery is 46 years old. Todd D. Montgomery is the nephew of Joseph Montgomery, who also serves as Chairman of the Company’s Board of Directors.

Mason Douglas - President, Director

Mr. Douglas is currently President and a Director of Infrastructure Materials Corp. Mr. Douglas received an MBA from the University of Saskatchewan in 2000. He received his Bachelor of Law (LL.B) from the University of Calgary in 2007. Mr. Douglas is presently an inactive member of the Law Society of Alberta. Between 2001 and 2004 Mr. Douglas was Vice President of Operations of Western Petrochemicals Corp. a privately owned oil development company. Between 2001 and 2006 he also was an independent consultant providing business plans, economic modeling and project management for a variety of mining projects. Mr. Douglas is currently serving as a Director of Anglo Canadian Oil Corp. (TSX-V) and Canadian Platinum Corp. (TSX-V) and previously served as Chief Operating Officer and a Director of Anglo Aluminum Corp. (TSX-V). Mr. Douglas is 37 years old.

Randal Ludwar - Director

Mr. Ludwar received a B.Sc. (1977) in Business Administration from Yale University. Mr. Ludwar has been a private consultant to the Montgomery Group of Companies for the past seventeen years. He currently serves as a Director of Canadian Platinum Corp. (TSX-V) and previously served as a Director of McGregor Capital Corp. (TSX-V), Anglo Potash Ltd. (TSX-V) and Klondike Capital Corp. (TSX-V). Mr. Ludwar is 58 years old.

Joseph Montgomery - Chairman of the Board of Directors

Dr. Montgomery is a geological engineer. He holds a B.Sc. (1959) in Geology, a M.Sc. (1960) in Geology and a Ph.D. (1967) in Geology. Dr. Montgomery has been practicing since 1959 and maintains his professional status as a member of the Association of Professional Engineers and Earth Sciences of British Columbia. He is also a member of the advisory board of the Canadian Institute of Gemology and is currently serving as a Director of Cosigo Resources Ltd. (TSX-V). Dr. Montgomery has previously served as a Director of Abitibi Mining Corp. (TSX-V), Amador Gold Corp. (TSX-V), Klondike Silver Corp. (TSX-V), Golden Chalice Resources Inc. (TSX-V), Kalahari Resources Inc. (TSX-V), Klondike Gold Corp. (TSX-V), Anglo Potash Ltd. (TSX-V). Sedex Mining Corp. (TSX-V), Chalice Diamond Corp. (TSX), Zincorp Resources Corp. (TSX), Pacific Iron Ore Corp. (TSX-V) and Almaden Minerals Ltd. (TSX). Dr. Montgomery is 85 years old. Joseph Montgomery is the uncle of Todd D. Montgomery, who also serves as a member of the Company’s Board of Directors and as the Company’s Chief Executive Officer.

Brent Walter - Director

Mr. Walter received a LL.B degree from the University of Saskatchewan in 1990. He is a lawyer with the firm, ProVenture Law LLP in Calgary, Alberta, and practices primarily in the areas of securities and corporate/commercial law. Mr. Walter currently serves as a director and officer of a number of public and private corporations, including Anglo Canadian Oil Corp. (TSX-V), Red Rock Energy Inc. (TSX-V), Canadian Platinum Corp. (TSX-V) and Pacific Iron Ore Corp. (TSX-V). During the five years preceding the period covered by this report, Mr. Walter was Managing Director of Anglo Potash Ltd. (TSX-V), and a Director of AgriTec Systems, Inc. (TSX-V), Klondike Capital Corp. (TSX-V), Mystique Energy Inc. (TSX-V), PanWestern Energy Ltd. (TSX-V), Fair Sky Resources (TSX-V), and Maskal Energy Ltd. (TSX-V). He is a member of the Law Societies of Alberta and Saskatchewan (inactive), as well as the Canadian Bar Association. Mr. Walter is 46 years old.

Rakesh Malhotra - Chief Financial Officer

Mr. Malhotra is a United States certified public accountant and a Canadian chartered accountant with more than 20 years of experience in accounting and finance, including consolidations, treasury management and financial statement audits. Mr. Malhotra graduated with a Bachelor of Commerce (Honours) from the University of Delhi (India), worked for the accounting firm, A.F. Ferguson & Co. (KPMG correspondent), and obtained his CA designation in India. His subsequent experience includes five years with the International Bahwan Group of Companies and working for a mid-sized chartered accounting firm in Toronto performing audits of public companies. Mr. Malhotra has worked for over four years as Vice President of Finance for a private group of service companies in Toronto, Ontario, and is currently serving as CFO for Pacific Copper Corp. (OTCBB), Security Devices International Inc. (OTCBB), Infrastructure Materials Corp. (OTCBB / TSX-V) and Yukon Gold Corp. (OTCBB / TSX). He previously served as CFO for Uranium Hunter Corp. (OTCBB). Mr. Malhotra is 55 years old.

Anne Macko – Corporate Secretary

Ms. Macko has over 25 years of experience in administration and holds a Bachelor of Arts degree from Western Illinois University. From October of 2007 to February of 2010 she was affiliated with Lance Capital Ltd., a Canadian management consulting firm that provided the Company with management consulting, administrative and accounting services. Ms. Macko previously held positions with George T. Hall Company, AppleOne, Inc. and Yamas Controls Company. In February of 2010, Ms. Macko was retained by the Company as a consultant and became an employee in July of 2010. Ms. Macko is 59 years old.

Reorganization of Officers and Directors

Not applicable.

Family Relationships

There are no family relationships between or among the directors or executive officers except for the following: Joseph Montgomery, Chairman of the Company’s Board of Directors, is the uncle of Todd D. Montgomery, also a director and the Company’s Chief Executive Officer.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), requires the Company’s directors and officers, and persons who own more than 10% of the registered class of the Company’s equity securities (“Section 16 Persons), to file with the Securities and Exchange Commission (the “SEC”), initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they filed. Based on the Company’s review of the forms it has received, on reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that during the twelve month period ended June 30, 2012, the following reports were filed late:

Name	Form Type	Number of	Number of
		Forms	Transactions Reported
Randal Ludwar	Form 4	1	1
Rakesh Malhotra	Form 3	1	2
Joseph Montgomery	Form 4	1	1
Brent Walter	Form 4	2	2
Mason Douglas	Form 4	1	1
Todd Montgomery	Form 4	2	2

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

(a) Compensation of Officers

The following table shows the compensation paid to the Company’s executive officers during the fiscal years ended June 30, 2012 and 2011:

SUMMARY COMPENSATION TABLE

						Non-equity	Nonqualified
	Year			Stock	Option	incentive plan	deferred	All other
Name and principal	Ended	Salary	Bonus	Awards	Awards	compensation	compensation	compensation	Total
position	June 30,	($)	($)	($)	($)	($)	earnings ($)	($)	($)

Todd D. Montgomery	2012	NIL	NIL	NIL	NIL	NIL	NIL	NIL	0
CEO and Director	2011	NIL	NIL	NIL	NIL	NIL	NIL	NIL	0

Mason Douglas	2012	NIL	NIL	NIL	9,729	NIL	NIL	109,668	119,397
President and Director	2011	NIL	NIL	NIL	NIL	NIL	NIL	102,000	102,000

Rakesh Malhotra	2012	NIL	NIL	NIL	3,063	NIL	NIL	15,581	18,644
CFO	2011	NIL	NIL	NIL	NIL	NIL	NIL	13,974	13,974

Anne Macko	2012	54,667	1,500	NIL	3,603	NIL	NIL	NIL	59,770
Corporate Secretary	2011	53,375	1,200	NIL	10,954	NIL	NIL	NIL	65,529

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

(c) Options and Stock Appreciation Rights (SARs)

The following table shows the stock options and stock appreciation rights, if any, granted to the Company’s executive officers as of June 30, 2012:

Equity
								Equity	Incentive
								Incentive	plan
								plan	awards:
								awards:	Market or
							Market	Number	payout
			Equity				value of	of	value of
			Incentive			Number of	shares of	unearned	unearned
			plan			shares	units	shares,	shares, or
	Number of	Number of	awards:			or units	of stock	units or	units or
	Securities	Securities	Number of			of stock	that	other	other
	underlying	underlying	Securities	Option		that	have	rights	rights
	unexercised	unexercised	underlying	exercise	Option	have not	not	that have	that have
	options (#)	options (#)	unearned	price	expiration	vested	vested	not	not
Name	Exercisable	Unexercisable	options (#)	($)	date	(#)	($)	vested (#)	vested ($)
Mason Douglas	225,000	1,125,000	Nil	0.10	24-Apr-2022	Nil	Nil	Nil	Nil
Anne Macko	83,333	416,667	Nil	0.10	24-Apr-2022	Nil	Nil	Nil	Nil
Rakesh Malhotra	25,000	Nil	Nil	0.15	10-Dec-2013	Nil	Nil	Nil	Nil
	70,833	354,167		0.10	24-Apr-2022

(d) Compensation of Directors

Directors are not paid any fees in their capacity as directors of the Company. The directors are entitled to participate in the Company’s stock option plan. For information regarding the compensation of our directors who are also officers of the Company see the “SUMMARY COMPENSATION TABLE” above.

DIRECTOR COMPENSATION TABLE

Name	Year ended June 30,	Fees earned or paid in cash	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Joseph Montgomery Chairman of the Board of Directors (1)	2012	NIL	NIL	$4,324	NIL	NIL	$4,324
Brent Walter Director (2)	2012	NIL	NIL	$9,729	NIL	NIL	$9,729
Randal Ludwar Director (3)	2012	NIL	NIL	$4,324	NIL	NIL	$4,324

(1)

On April 25, 2012, Mr. Montgomery was granted the option to purchase 600,000 Common Shares at a price of CDN$0.10 per share. As of the fiscal year ended June 30, 2012, 100,000 options were exercisable.

(2)	On April 25, 2012, Mr. Walter was granted the option to purchase 1,350,000 Common Shares at a price of CDN$0.10 per share. As of the fiscal year ended June 30, 2012, 225,000 options were exercisable.

(3)	On April 25, 2012, Mr. Ludwar was granted the option to purchase 600,000 Common Shares at a price of CDN$0.10 per share. As of the fiscal year ended June 30, 2012, 100,000 options were exercisable.

No stock options were exercised by executive officers or directors during the fiscal year ended June 30, 2012.

Other Arrangements
None.

Indebtedness of Directors and Executive Officers

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of August 31, 2012, we have 98,935,486 Common Shares issued and outstanding. We have included in the tables below the number of Common Shares of the Company held by the officers and directors of the Company as well as the beneficial owners of more than 5% of shares of the Company’s common stock.

Number of Shares
Subject to Options
Exercisable as of
	Number of Shares of			August 31, 2012 or
	Common Stock			Which will
	Beneficially			become Exercisable
Name and Address	Owned as of	Nature of	Percentage of	within 60 days
of Beneficial Owner	August 31, 2012	Ownership	Class Held	of this Date

Pinetree Capital Ltd.	8,177,174	Record	8.27% of Common shares	Nil
150 King St. W., Ste 2500
Toronto, ON M5X 1A9

				Number of Shares
				Subject to Options
				Exercisable as of
	Number of Shares of			August 31, 2012 or
	Common Stock			Which will
	Beneficially			become Exercisable
Name and Address	Owned as of	Nature of		within 60 days
of Beneficial Owner	August 31, 2012	Ownership	Percentage of Class Held	of this Date

Todd D. Montgomery, CEO	39,731,330 (1)	Record	40.16% of Common shares	Nil
1413-43rd Street SW
Calgary, AB T3C 2A3

Joseph Montgomery, Chairman	500,000 (2)	Record	0.51% of Common shares	200,000
878 W. 27th Avenue
Vancouver, BC V5Z 2G7

Randal Ludwar, Director	500,000	Record	0.51% of Common shares	200,000
1215 Mayberry Crescent
Moose Jaw, SK S6H 6X7

Brent Walter, Director	2,100,000 (3)	Record	2.12% of Common shares	533,333(5)
2417 - 32nd Avenue SW
Calgary, AB T2T 1X4

Mason Douglas, President	550,000	Record	0.56% of Common shares	450,000
311 Saskatchewan Cr. W.
Saskatoon, SK S7M 0A2

Anne Macko, Corporate Secretary	Nil		Nil	166,667
3300 Kauai Court
Reno, NV 89509

Rakesh Malhotra, CFO	16,664 (4)	Record	0.02% of Common shares	166,667
4580 Beaufort Terrace
Mississauga, ON L5M 3H7

TOTAL	43,397,994		43.88%	1,716,667

(1)	All of Todd D. Montgomery’s Common Shares are held by companies that are owned or controlled by Mr. Montgomery.

(2)	400,000 of Joseph Montgomery’s Common Shares are held by family members.

(3)	800,000 of Brent Walter’s Common Shares are held by a family member.

(4)	All of Rakesh Malhotra’s Common Shares are held by a family member.

(5)	83,333 of Brent Walter’s Common Shares subject to options are held by a family member.

As a group, management and the directors own or control 43.88% of the issued and outstanding Common Shares of Infrastructure Materials Corp.

Item 13. Certain Relationships and Related Transactions, and Director Independence

A corporation owned and operated by the Company’s President who is also a member of the Company’s Board of Directors, received $109,668 for the President’s services.

The Company recorded expenses of $27,538 for legal services rendered and expenses incurred on behalf of the Company by a law firm, a partner of which is also a member of the Company’s Board of Directors. In addition the same law firm was paid $70,853 for legal services rendered and expenses incurred on behalf of the Company that were capitalized as costs for raising capital.

The Company’s Chief Financial Officer received $15,581 for consulting services provided to the Company.

The Company’s Corporate Secretary received $56,167 for administrative services provided to the Company.

The Company recorded interest expense of $1,381 pursuant to a promissory note issued to a corporation that is owned and controlled by the Company’s Chief Executive Officer who is also a member of its Board of Directors.

On April 25, 2012, the Company granted options to certain of its officers and directors to purchase up to an aggregate of 4,825,000 Common Shares at an exercise price of CDN$0.10 per share. On the same date, the Company also granted options to a consultant who is a family member of a director to purchase up to 250,000 Common Shares at the same exercise price. The options were granted in accordance with the Company’s Amended Plan and vest at the rate of one twelfth (1/12) each month until fully vested. The options granted have a term of ten years. The Company expensed stock based compensation costs of $34,772 for options granted to officers and directors, and $1,802 for options granted to the director’s family member.

Director Independence

We currently have one independent director, as the term “independent” is defined by the rules of the NYSE-MKT. (Note-our Common Shares are not currently listed on the NYSE-MKT or any other national securities exchange and this reference is used for definitional purposes only.)

Item 14. Principal Accountant Fees and Expenses

The Company appointed Schwartz Levitsky Feldman, LLP as independent auditors to audit the financial statements of the Company for the fiscal years ended June 30, 2011 and June 30, 2012.

Audit Fees. The Company paid Schwartz Levitsky Feldman LLP audit and audit related fees of approximately $37,205 and $26,514 for the fiscal years ended June 30, 2011 and June 30, 2012, respectively.

All Other Fees. During the fiscal year ended June 30, 2012, the Company paid Schwartz Levitsky Feldman LLP fees of approximately $24,048 related to the Company’s December 2011 Canadian registered public offering. During the fiscal year ended June 30, 2011, the Company did not pay its principal accountant any additional fees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The Company’s Financial Statements and the Report of Schwartz Levitsky Feldman, LLP for the year ended June 30, 2012 and for the year ended June 30, 2011 are filed as part of this report.

Index to Exhibits

3.1	Certificate of Incorporation filed on June 3, 1999 with the Delaware Secretary of State (previously filed as part of the Company’s registration statement filed on December 22, 2006)

3.2	By Laws (previously filed as part of the Company’s registration statement filed on December 22, 2006)

3.3

Certificate of Amendment of the Certificate of Incorporation of the Company dated June 5, 1999, changing the capitalization of the Company (previously filed as part of the Company’s registration statement filed on December 22, 2006)

3.4

Certificate of Amendment of the Certificate of Incorporation of the Company dated April 11, 2006, and filed with the Delaware Secretary of State on April 11, 2006 changing the capitalization of the Company (previously filed as part of the Company’s registration statement filed on December 22, 2006)

3.5

Certificate of Ownership and Merger of the Company dated November 8, 2008 and filed with the Delaware Secretary of State on December 1, 2008 (previously filed as part of the Company’s report on Form 8-K filed on December 1, 2008)

3.6

Certificate of Amendment of the Certificate of Incorporation of the Company dated July 29, 2011 and filed with the Delaware Secretary of State on August 1, 2011 (previously filed as part of the Company’s report on Form 8-K filed on August 4, 2011)

21.1	Subsidiaries of the Registrant

23.1	Consent of Schwartz Levitsky Feldman LLP Independent Auditors dated September 26, 2012

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

F-2	Report of Schwartz Levitsky Feldman, LLP dated September 21, 2012

In addition, the following reports are incorporated by reference.

Current Report on Form 8-K “Item 5.03 Amendment to Articles of Incorporation”, dated July 29, 2011

Current Report on Form 8-K “Item 1.01 Entry into a Material Definitive Agreement”, dated August 24, 2011

Current Report on Form 8-K “Item 3.02 Unregistered Sales of Securities”, dated December 16, 2011

Current Report on Form 8-K “Item 1.02 Termination of a Material Definitive Agreement”, dated March 23, 2012

Current Report on Form 8-K “Item 8.01 Other Events”, dated April 19, 2012

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of September, 2012.

SIGNATURE	TITLE	DATE

/s/Todd D. Montgomery	Chief Executive Officer	September 26, 2012
Todd D. Montgomery

/s/Mason Douglas	President	September 26, 2012
Mason Douglas

/s/Rakesh Malhotra	Chief Financial Officer	September 26, 2012
Rakesh Malhotra

SIGNATURE	TITLE	DATE

/s/Todd D. Montgomery	Chief Executive Officer and	September 26, 2012
Todd D. Montgomery	Director

/s/Mason Douglas	President and Director	September 26, 2012
Mason Douglas

/s/ Randal Ludwar	Director	September 26, 2012
Randal Ludwar

/s/ Joseph Montgomery	Chairman of the Board of Directors	September 26, 2012
Joseph Montgomery

/s/ Brent Walter	Director	September 26, 2012
Brent Walter

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011
(Amounts expressed in US Dollars)

CONTENTS

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets as of June 30, 2012 and June 30, 2011	F3

Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2012 and June 30, 2011 and for the period from inception (June 3, 1999) to June 30, 2012	F4

Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2012 and June 30, 2011 and for the period from inception (June 3, 1999) to June 30, 2012	F5

Consolidated Statements of Cash Flows for the years ended June 30, 2012 and June 30, 2011 and for the period from inception (June 3, 1999) to June 30, 2012	F6

Notes to Consolidated Financial Statements	F7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Infrastructure Materials Corp.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Infrastructure Materials Corp. (the “Company”) as at June 30, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for the years ended June 30, 2012 and 2011 and for the period from inception (June 3, 1999) to June 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infrastructure Materials Corp. as at June 30, 2012 and 2011 and the results of its operations and its cash flows for the years ended June 30, 2012 and 2011 and for the period from inception (June 3, 1999) to June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
September 21, 2012	Licensed Public Accountants

2300 Yonge Street
Toronto, Ontario M4P 1E4
Tel: 416 785 5353
Fax: 416 785 5663

F2

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets as at
June 30, 2012 and 2011
(Amounts expressed in US Dollars)

	June 30,	June 30,
	2012	2011
	$	$
ASSETS
Current
Cash and cash equivalents	1,533,139	317,912
Short term investments	33,716	83,604
Marketable securities (Note 11)	45,181	68,429
Prepaid expenses and other receivables	14,479	103,807

Total Current Assets	1,626,515	573,752

Restricted Cash (Note 5)	82,500	82,500
Reclamation Deposit (Note 6)	240,805	240,805

Plant and Equipment, net (Note 7)	713,569	828,905
Mineral Property Interests (Note 8)	514,525	514,525

Total Assets	3,177,914	2,240,487

LIABILITIES
Current
Accounts payable	105,219	52,197
Accrued liabilities (Note 9)	58,963	103,903

Total Current Liabilities	164,182	156,100

Deferred Revenue (Note 11)	193,593	93,429
Asset Retirement Obligation (Note 12)	24,699	22,455

Total Liabilities	382,474	271,984

Exploration Stage Activities (Note 2)
Commitments and Contingencies (Note 19)
Related Party Transactions (Note 20)
Subsequent Events (Note 21)

Redeemable Preferred Stock (Note 13)	-	300,000

STOCKHOLDERS' EQUITY
Capital Stock (Note 14)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding (2011 – 2,608,696) (Note 13)	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 98,935,486 issued and outstanding (2011 – 70,326,790)	9,894	7,033
Additional Paid-in Capital	23,694,775	21,120,247
Accumulated Other Comprehensive Loss	(88,412)	-
Deficit Accumulated During the Exploration Stage	(20,820,817)	(19,458,777)

Total Stockholders' Equity	2,795,440	1,668,503

Total Liabilities and Stockholders' Equity	3,177,914	2,240,487

(The accompanying notes are an integral part of these consolidated financial statements.)

F3

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Loss for the
Years Ended June 30, 2012 and 2011 and the Period from Inception (June 3, 1999) to June 30, 2012
(Amounts expressed in US Dollars)

	Cumulative	For the	For the
	since	year ended	year ended
	inception	June 30, 2012	June 30, 2011
	$	$	$
Operating Expenses

General and administration	9,863,554	785,416	899,059
Project expenses	10,504,930	625,445	1,479,229
Depreciation	1,161,263	125,401	147,148

Total Operating Expenses	21,529,747	1,536,262	2,525,436

Loss from Operations	(21,529,747)	(1,536,262)	(2,525,436)
Other income-interest	387,069	553	2,357
Other income-gain on termination of option agreement (Note 16)	175,050	175,050	-
Other income-gain on bargain purchase (Note 8)	238,645	-	-
Interest Expense	(91,834)	(1,381)	-

Loss before Income Taxes	(20,820,817)	(1,362,040)	(2,523,079)

Provision for income taxes	-	-	-

Net Loss	(20,820,817)	(1,362,040)	(2,523,079)

Unrealized loss on marketable securities (Note 11)		(88,412)	-

Comprehensive Loss		(1,450,452)	(2,523,079)

Loss per Weighted Average Number of Shares Outstanding -Basic and Fully Diluted		(0.02)	(0.04)

Weighted Average Number of Shares Outstanding During the Periods -Basic and Fully Diluted		86,359,577	69,047,201

(The accompanying notes are an integral part of these consolidated financial statements.)

F4

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Changes in Stockholder’s Equity for the
Years Ended June 30, 2012 and 2011 and the Period from Inception (June 3, 1999) to June 30, 2012
(Amounts expressed in US Dollars)

					Deficit
					Accumulated	Accumulated
	Common Stock		Additional	Deferred	during the	Other	Total
	Number		Paid-in	Stock	Exploration	Comprehensive	Stockholders'
	of Shares	Amount	Capital	Compensation	Stage	Loss	Equity
		$	$	$	$	$	$
For the period from inception (June 3, 1999) through July 1, 2004	1	-	5,895		(5,895)		-
Net (loss)	-	-	910		(910)		-
Balance, June 30, 2005	1	-	6,805	-	(6,805)		-
Contribution to additional paid-in capital	-	-	3,024				3,024
Cancelled shares	(1)	-	(1)				(1)
Common shares issued for nil consideration	14,360,000	1,436	(1,436)		-		-
Common shares issued for cash	2,050,000	205	414,795		-		415,000
Subscription for stock			300,000		-		300,000
Stock issuance cost	-	-	(24,500)		-		(24,500)
Net loss	-	-	-		(87,574)		(87,574)
Balance, June 30, 2006	16,410,000	1,641	698,687	-	(94,379)		605,949

Common shares issued for cash	3,395,739	340	548,595		-		548,935
Common shares issued to agents in lieu of commission for placement of common shares and convertible debentures	1,064,000	106	265,894		-		266,000
Common shares issued for acquisition of interests in mineral claims	3,540,600	354	884,796		-		885,150
Common shares issued for acquisition of interests in mineral claims	1,850,000	185	462,315		-		462,500
Common shares issued for acquisition interests in a refinery	88,500	9	22,116		-		22,125
Common shares issued for purchase of a mill with capital equipments	6,975,000	697	1,743,053		-		1,743,750
Stock issuance cost			(59,426)				(59,426)
Stock based compensation			30,026				30,026
Net loss for the year ended June 30, 2007		-	-	-	(2,845,424)		(2,845,424)
Balance, June 30, 2007	33,323,839	3,332	4,596,056	-	(2,939,803)		1,659,585

Common stock issued to consultants	3,000,000	300	2,249,700	(1,875,000)	-		375,000
Stock based compensation		-	139,272		-		139,272
Warrant modification expense			844,423				844,423
Conversion of convertible debentures with accrued interest	7,186,730	719	3,590,801	-	-		3,591,520
Common shares issued for acquisition of interests in mineral claims	175,000	18	104,982				105,000
Common stock issued to a consultant	100,000	10	57,990				58,000
Amortization of deferred stock compensation				562,500			562,500
Net loss for the year					(4,635,465)		(4,635,465)
Balance June 30, 2008	43,785,569	4,379	11,583,224	(1,312,500)	(7,575,268)		2,699,835

Common shares issued for cash (net)	7,040,000	704	3,372,296	-	-		3,373,000
Common stock issued to a consultant	75,000	7	43,493	-	-		43,500
Common stock issued on acquisition of a subsidiary	397,024	40	31,722	-	-		31,762
Common shares issued on warrant exercises	8,900,907	890	2,224,337	-	-		2,225,227
Stock based compensation			814,050				814,050
Warrant modification expense			346,673				346,673
Amortization of deferred stock compensation				1,125,000			1,125,000
Net loss for the year					(6,045,477)		(6,045,477)
Balance June 30, 2009	60,198,500	6,020	18,415,795	(187,500)	(13,620,745)		4,613,570

Common shares issued for cash	6,973,180	697	1,603,134				1,603,831
Common stock issued on acquisition of a subsidiary	1,021,777	102	275,778				275,880
Stock based compensation			216,751		-		216,751
Amortization of deferred stock compensation				187,500			187,500
Net loss for the year					(3,314,953)		(3,314,953)
Balance June 30, 2010	68,193,457	6,819	20,511,458	-	(16,935,698)		3,582,579

Common shares issued for cash	2,083,333	209	499,791				500,000
Stock based compensation			101,503		-		101,503
Common stock options exercised	50,000	5	7,495		-		7,500
Net loss for the year					(2,523,079)		(2,523,079)
Balance June 30, 2011	70,326,790	7,033	21,120,247	-	(19,458,777)		1,668,503

Common shares issued for cash (net)	26,000,000	2,600	2,212,799				2,215,399
Stock based compensation			61,990		-		61,990
Preferred shares converted to common shares	2,608,696	261	299,739				300,000
Unrealized loss on marketable securities					-	(88,412)	(88,412)
Net loss for the year					(1,362,040)		(1,362,040)
Balance June 30, 2012	98,935,486	9,894	23,694,775	-	(20,820,817)	(88,412)	2,795,440

(The accompanying notes are an integral part of these consolidated financial statements.)

F5

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows for the
Years Ended June 30, 2012 and 2011 and the Period from Inception (June 3, 1999) to June 30, 2012
(Amounts expressed in US Dollars)

	Cumulative	For the	For the
	Since	year ended	year ended
	Inception	June 30, 2012	June 30, 2011
	$	$	$
Cash Flows from Operating Activities
Net loss	(20,820,817)	(1,362,040)	(2,523,079)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	1,161,263	125,401	147,148
Amortization of debt issuance cost	247,490	-	-
Loss on disposal of plant and equipment	10,524	-	-
Gain on Bargain Purchase (Note 8)	(238,645)	-	-
Gain on termination of option agreement (Note 16)	(175,050)	(175,050)	-
Stock based compensation	1,363,592	61,990	101,503
Warrant modification expense	1,191,096	-	-
Shares issued for mineral claims, as part of project expenses	1,452,650	-	-
Shares issued for consultant services expensed	2,351,500	-	-
Shares issued on acquisition of subsidiary	31,762	-	-
Accretion of Asset Retirement Obligation (Note 12)	24,699	2,244	22,455
Interest on convertible debentures	90,453	-	-
Cash flow from changes in certain assets and liabilities:
Prepaid expenses and other receivables	(14,479)	89,328	(63,964)
Accounts payable	105,219	53,022	(41,213)
Accrued liabilities	59,404	(44,940)	(13,249)

Net cash used in operating activities	(13,159,339)	(1,250,045)	(2,370,399)

Cash Flows from Investing Activities
Decrease (Increase) in Short-term investments	(33,716)	49,888	503,141
Increase in Reclamation Deposit (Note 6)	(240,805)	-	(240,805)
Increase in Restricted Cash	(82,500)	-	-
Cash received for option on claims and included in Deferred revenue (Note 11)*	60,000	35,000	25,000
Cash received for termination of option agreement (Note 16)	175,050	175,050	-
Acquisition of plant and equipment for cash	(121,815)	(10,065)	(4,773)
Proceeds from sale of plant and equipment	2,500	-	-

Net cash provided (used) in investing activities	(241,286)	249,873	282,563

Cash Flows from Financing Activities
Issuance of common shares for cash (net)	9,109,970	2,215,399	500,000
Issuance of preferred shares for cash	300,000	-	300,000
Issuance of common shares for option exercise	7,500	-	7,500
Issuance of common shares for warrant exercises	2,225,227	-	-
Issuance of promissory note (Note 10)	100,000	100,000
Repayment of promissory note (Note 10)	(100,000)	(100,000)
Issuance of convertible debentures subsequently converted to cash	3,501,067	-	-
Stock and debenture placement commissions paid in cash	(210,000)	-	-

Net cash provided by financing activities	14,933,764	2,215,399	807,500

Net Change in Cash and cash equivalents	1,533,139	1,215,227	(1,280,336)

Cash and cash equivalents - beginning of period	-	317,912	1,598,248

Cash and cash equivalents - end of period	1,533,139	1,533,139	317,912

Supplemental Cash Flow Information
Interest Paid (Note 10)	1,381	1,381	-
Income taxes paid	-	-	-

* Excludes receipt of marketable securities for $133,593, being a non-cash item included in Deferred Revenue

(The accompanying notes are an integral part of these consolidated financial statements.)

F6

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
(Amounts expressed in US Dollars)

1.           Nature of Business and Operations

The focus of Infrastructure Materials Corp. (the “Company”) is on the exploration and development, if feasible, of limestone, silver and other metals from its claims in the States of Nevada and Arizona and the Canadian province of Manitoba.

The Company’s limestone assets are held by its wholly owned subsidiary, Infrastructure Materials Corp US (“IMC US”), a Nevada corporation, which was acquired as of November 7, 2008. As of the date of the financial statements, IMC US controls 12 limestone Projects in Nevada, made up of 658 mineral claims covering approximately 13,594 acres on land owned or controlled by the United States Department of Interior Bureau of Land Management (“BLM”). IMC US has acquired 100% of the Mineral Rights on an additional 1,120 acres, 50% of the Mineral Rights on 7,400 acres, and 25% of the Mineral Rights on 160 acres. IMC US also holds 6 mineral exploration permits covering approximately 3,507 acres at two projects in the state of Arizona. Subsequent to the date of the financial statements, 115 mineral claims in Nevada were dropped. Please see Note 21, Subsequent Events.

On December 18, 2008, the Company incorporated a second wholly owned subsidiary in the State of Delaware under its former name, “Silver Reserve Corp.” referred to herein as “SRC.” The Company assigned all fourteen of its silver/base metal projects in Nevada to this subsidiary. As of June 1, 2010, SRC terminated its interests in one of the projects. As of the date of the financial statements, the remaining thirteen claim groups contain 579 mineral claims covering approximately 11,921 acres and 10 patented claims and 8 leased patented claims covering approximately 345 acres. SRC also has a milling facility located in Mina, Nevada on six mill site claims covering 30 acres.

In December 2009, the Company further expanded its limestone exploration activities by acquiring Canadian Infrastructure Corp. (“CIC”), a Canadian corporation, which controlled 95 limestone quarry leases issued by the province of Manitoba, Canada, covering 6,090 hectares (15,049 acres). The Company acquired CIC pursuant to a Share Exchange Agreement (the “CIC Agreement”) between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009. Mr. Montgomery was the sole shareholder of CIC. Because Mr. Montgomery is also the Company’s Chief Executive Officer and a member of its Board of Directors, the CIC Agreement was approved by the disinterested members of the Company’s Board of Directors on November 27, 2009, after obtaining an independent appraisal and market study for the properties. Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 shares of common stock of the Company (a “Common Share” or “Common Shares”). The CIC Agreement closed on February 9, 2010. In January 2011 and May 2011, the Company decided to forfeit a total of 60 quarry leases covering approximately 3,709 hectares (9,166 acres). As of the date of the financial statements, CIC controls 35 quarry leases, covering approximately 2,381 hectares (5,883 acres). Also see Note 8, Mineral Property Interests.

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

F7

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
(Amounts expressed in US Dollars)

2.           Exploration Stage Activities

The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles and are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $20,820,817 from inception to June 30, 2012. The Company has no source of operating revenue and expects to incur significant expenses before establishing operating revenue. Due to continuing operating losses and cash outflows from continuing operations, the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. In the event that the Company is unable to raise additional capital, as to which there is no assurance, the Company will not be able to continue doing business. The Company’s future success is dependent upon its continued ability to raise sufficient capital, not only to finance its operating expenses, but to continue its exploration activities and its assessments of the commercial viability of its claims. There is no assurance that such capital will be available on acceptable terms, if at all, or that the Company will attain profitable levels of operation.

The Company has funded operations through the issuance of capital stock, convertible debentures and redeemable preferred stock. In May and June of 2006, the Company closed a private placement of its Common Shares for gross proceeds of $415,000. During the year ended June 30, 2007 the Company raised $848,935 (including $300,000 received in the prior year as stock subscriptions) through a private placement of Common Shares for cash. The Company also issued Convertible Debentures in the amount of $1,020,862 during the year ended June 30, 2006 and issued Convertible Debentures in the amount of $2,480,205 during the year ended June 30, 2007. During the fiscal year ended June 30, 2009, the Company completed private placements of Common Shares for proceeds of $3,373,000 net of cash expenses and issued Common Shares as a result of warrant exercises for proceeds of $2,225,227. In June 2010 and February 2011 the Company completed private placements of Common Shares for gross proceeds of $1,603,831 and $500,000, respectively. In June 2011 the Company completed a private placement of redeemable preferred stock for gross proceeds of $300,000. In December 2011 the Company completed a public offering in Canada of Common Shares for gross proceeds of $2,507,180 (CDN$2,600,000). Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from production of minerals or metals on its properties, if feasible.

F8

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
(Amounts expressed in US Dollars)

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

c)           Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force ("EITF") Issue 04-2. The Company assesses the carrying costs for impairment under ASC 360 and evaluates its carrying value under ASC 930 at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. The Company has capitalized $514,525 as Mineral Property Interests (See Note 8, Mineral Property Interests), and written off all other property payments to project expenses as impaired costs. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

To date, mineral property exploration costs have been expensed as incurred. To date the Company has not established any proven or probable reserves on its mineral properties.

F9

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
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

e)           Financial Instruments

The fair market value of the Company’s financial instruments comprising cash and cash equivalents, short term investments, marketable securities and restricted cash were estimated to approximate their carrying values due to the short-term maturity of these financial instruments. The Company maintains cash balances at financial institutions. The Company has not experienced any material losses in such accounts.

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

F10

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
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

g)           Asset Retirement Obligation

The Company follows ASC 410-20 (Pre-Codification SFAS No. 143) "Accounting for Asset Retirement Obligations", that addresses financial accounting and reporting for reclamation obligations. ASC 410-20 requires recognition of the present value of obligations associated with the obligation for site reclamation and similar activities relating to its mining interests. Over time, accretion of the liability is recognized as an operating expense. See Note 12.

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

F11

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
(Amounts expressed in US Dollars)

3.           Summary of Significant Accounting Policies - Cont’d

j)           Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to convertible preferred stock, stock options and warrants for each year. There were no common equivalent shares outstanding at June 30, 2012 and 2011 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

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

n)           Comprehensive Income or Loss

The Company reports comprehensive income or loss in its consolidated financial statements. In addition to items included in net income or loss, comprehensive income or loss includes items currently charged or credited directly to stockholders’ equity, such as foreign currency translation adjustments and unrealized gains or losses on available for sale marketable securities.

F12

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
(Amounts expressed in US Dollars)

3.           Summary of Significant Accounting Policies - Cont’d

o)           Redeemable Preferred Stock

Redeemable preferred stock (and, if ever, any other redeemable financial instrument the Company may enter into) is initially evaluated for possible classification as liabilities in instances where redemption is certain to occur. Redeemable preferred stock classified as liabilities is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity or mezzanine classification based upon the nature of the redemption features. Generally, any feature that could require cash redemption for matters not within the Company’s control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. Redeemable preferred stock that is recorded in the mezzanine section is accreted to its redemption value through charges to stockholders’ equity when redemption is probable using the effective interest method. See Note 13 for further disclosures about the Company’s redeemable preferred stock.

p)           Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11 (ASU 2011-11), Disclosures about Offsetting Assets and Liabilities, which requires certain additional disclosure requirements about financial instruments and derivatives instruments that are subject to netting arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. The adoption of this update will not have an impact on the financial statements of the Company.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (ASU 2011-05), which eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. Subsequently, in December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12), which indefinitely defers the requirement in ASU 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company is currently evaluating the impact of the pending adoption of ASU 2011-05 and ASU 2011-12 on its financial statements.

F13

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
(Amounts expressed in US Dollars)

3.           Summary of Significant Accounting Policies - Cont’d

p)           Recent Accounting Pronouncements –Cont’d

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 amended ASC 820,

Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (IFRSs). ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Disclosure requirements have been expanded to include additional information about transfers between level 1 and level 2 of the fair value hierarchy and level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements including: (a) the application of the highest and best use valuation premise concepts; (b) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity; and (c) quantitative information required for fair value measurements categorized within level 3. The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011. The Company is currently evaluating the effect that the provisions of ASU 2011-04 will have on the disclosures within the financial statements of the Company.

In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," (ASU 2012-02). ASU 2012-02 amends the guidance in ASC 350-302 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The Company is currently evaluating the effect that the provisions of ASU 2011-02 will have on the consolidated financial statements of the Company.

F14

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
(Amounts expressed in US Dollars)

4.           Fair Value of Financial Instruments

The fair values of financial assets measured in the balance sheet as of June 30, 2012 are as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	1,533,139	1,533,139
Short term investments	33,716	33,716
Marketable securities	45,181	45,181
Restricted Cash	82,500	82,500

The fair values of financial assets measured in the balance sheet as of June 30, 2011 are as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	317,912	317,912
Short term investments	83,604	83,604
Marketable securities	68,429	68,429
Restricted Cash	82,500	82,500

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

F15

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
(Amounts expressed in US Dollars)

7.           Plant and Equipment, Net

	June 30, 2012		June 30, 2011
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Office, furniture and fixtures	3,623	2,358	3,623	2,041
Computer equipment	24,513	9,308	14,448	5,615
Plant and Machinery	1,514,511	926,387	1,514,511	822,601
Tools	11,498	6,474	11,498	4,799
Vehicles	76,928	50,082	76,928	43,371
Consumables	64,197	63,027	64,197	61,857
Moulds	900	787	900	738
Mobile Equipment	73,927	53,609	73,927	48,530
Factory Buildings	74,849	19,345	74,849	16,424
	1,844,946	1,131,377	1,834,881	1,005,976

Net carrying amount	713,569		828,905
Depreciation charges	125,401		147,148

8.           Mineral Property Interests

The Company entered into an agreement to acquire, as a wholly owned subsidiary, Canadian Infrastructure Corp., a Canadian corporation, pursuant to a Share Exchange Agreement (the “CIC Agreement”) dated as of December 15, 2009, between the Company, CIC and Todd D. Montgomery. Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 Common Shares of the Company. The CIC Agreement closed on February 9, 2010.

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

F16

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
(Amounts expressed in US Dollars)

8.           Mineral Property Interests - Cont’d

Amounts recognized as assets as of the acquisition date:

Mineral Property Interests, being quarry leases in the province of Manitoba, Canada at fair value (CDN $ 550,000)	$514,525

Total consideration transferred included the following:

Fair value as of the acquisition date of 1,021,777 common shares of the Company issued in exchange for all issued and outstanding shares of CIC	$275,880

Gain on bargain purchase, being the excess of the fair value of net assets acquired over the purchase price, and recognized as Other Income in the Statements of Operations and Comprehensive Loss	$238,645

An update of the independent appraisal indicated the fair value of the quarry leases was unchanged as of the date of the financial statements.

9.           Accrued Liabilities

Accrued liabilities are comprised of the following:

	2012	2011
	$	$
Professional fees for year-end reporting and and audit	31,500	30,000
Reclamation Bonding	27,463	19,818
Unbilled fees for legal services	-	53,914
Other	-	171
Total	58,963	103,903

10.         Note Payable

As of August 24, 2011, the Company borrowed $100,000 from Mont Strategies Inc., a corporation that is owned and controlled by Todd D. Montgomery, the Company’s Chief Executive Officer and a member of its Board of Directors. The loan was made pursuant to a demand promissory note that bore interest at a rate of four percent (4%) per annum and had a maturity date of August 24, 2013, the second anniversary of such promissory note. On December 27, 2011, the Company retired the promissory note by paying Mont Strategies Inc. the principal amount of the note along with accrued interest. For the year ended June 30, 2012, the Company recorded interest expense of $1,381 for the promissory note.

F17

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
(Amounts expressed in US Dollars)

11.         Deferred Revenue and Marketable Securities

On February 25, 2011, SRC entered into an option and joint venture agreement (the “Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project Claim Group (the “NL Project”) for total consideration of $350,000 cash and 1,925,000 shares of IMMC’s common stock (the “Consideration”). The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47. Under the terms of the Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period. As of the date of the financial statements, the Company had received Consideration of $193,593, consisting of 575,000 shares of IMMC with a fair market value of $133,593 that is recorded as Marketable Securities in the Company’s Consolidated Balance Sheets and $60,000 in cash. Because IMMI’s interest in the NL Project vests at the end of the five-year period, this Consideration is accounted for in the Consolidated Balance Sheets as Deferred Revenue, a non-current liability. The unrealized loss of $88,412 arising from the reduction in the market value of the Company’s shares of IMMC’s common stock as of June 30, 2012, is accounted for in the Stockholders’ Equity section of the Consolidated Balance Sheets as Accumulated Other Comprehensive Loss.

12.         Asset Retirement Obligation

The Company is required to recognize a liability for its legal obligation to perform reclamation and disturbance monitoring activities once any of its projects are abandoned or closed. Although these activities are conditional upon future events, the Company is required to make a reasonable estimate of the fair value of the liability. Based on the existing level of ground disturbance and monitoring requirements, the discounted asset retirement obligations ("ARO's") were estimated to be $24,699 as of June 30, 2012, assuming payments made over a three-year period. Determination of the undiscounted ARO and the timing of these obligations were based on internal estimates using information currently available and existing regulations.

At the end of each reporting period, ARO’s are equal to the present value of all estimated future costs required to remediate any ground disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. A liability for an asset retirement obligation may be incurred over more than one reporting period if the events that create the obligation occur over more than one reporting period. Any incremental liability incurred in a subsequent reporting period shall be considered to be an additional layer of the original liability. Each layer shall be initially measured at fair value. Included in this liability are the costs of reclamation and monitoring and maintenance costs. Discount rates typically range between 10% and 12%. The Company’s entire ARO as of June 30, 2012 and June 30, 2011 relates to the Blue Nose project.

Balance as of June 30, 2011	$22,455
Increase in Asset Retirement Obligation	-
Accretion for the year ended
June 30, 2012	2,244

Balance as of June 30, 2012	$24,699

F18

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
(Amounts expressed in US Dollars)

13.         Redeemable Preferred Stock

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

Terms, Features and Conditions of the Company’s Series A Redeemable Preferred Stock:

	Date of	Number of	Par	Stated		Date of
Series	Designation	Shares	Value	Value	Conversion	Conversion
A	6/1/2011	2,608,696	$ 0.0001	$ 0.115	$ 0.115	9/29/2011

The Company’s Series A Convertible Preferred Stock had voting rights equal to the if-converted number of common shares.

Series A Convertible Preferred Stock

On June 1, 2011, the Company entered into a subscription agreement pursuant to which 2,608,696 shares of the Company’s newly designated Series A Convertible Preferred Stock (the “Series A Preferred Stock”), par value $0.0001, were purchased at a price of $0.115 per share (the “Purchase Price”) for an aggregate purchase price of $300,000. The Series A Preferred Stock provided for dividends only if and when declared by the Board. Each holder of Series A Preferred Stock had the right to vote equal to the number of conversion shares issuable upon conversion of the Preferred Stock in all matters as to which shareholders were required or permitted to vote.

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

The Company evaluated the Series A Preferred Stock for classification. The Series A Preferred Stock were redeemable at any time on or after the first anniversary of the closing absent the Company’s ability to net share settle. This term and feature does not rise to the level of “unconditionally” redeemable for purposes of liability classification. The Company then evaluated the conversion feature embedded in the Series A Preferred Stock, and certain other features (i.e. the contingent redemption elements) for classification and measurement. Generally, embedded terms and features that both (i) meet the definition of derivatives and (ii) are clearly and closely related to the host contract in terms of risks, do not require bifurcation and separate measurement. In order to develop these conclusions, the Company first evaluated the hybrid contract to determine if the hybrid contract, with all features included, was more akin to an equity instrument or a debt instrument. Significant indicators of equity were that the instrument does not have a term or a maturity date; it

F19

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
(Amounts expressed in US Dollars)

13.         Redeemable Preferred Stock – Cont’d

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

On September 29, 2011, all of the Company’s Series A Preferred stock were converted to Common Shares.

14.         Issuance of Common Shares and Warrants

Year ended June 30, 2012

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

On September 29, 2011, 2,608,696 outstanding shares of the Company’s Series A Preferred Stock were converted to 2,608,696 Common Shares, which results in an increase of $261 and $299,739 to common stock and additional paid-in capital, respectively. Also see Note 13, Redeemable Preferred Stock.

On December 16, 2011, the Company completed the sale of 26,000,000 Common Shares to the public in Canada at a price of $0.096 (CDN$0.10) per share to raise gross proceeds of $2,507,180 (CDN$2,600,000). The shares were sold pursuant to a long form prospectus filed in the Canadian provinces of Alberta, Saskatchewan, British Columbia and Ontario. PI Financial Corp. (“PI Financial”) acted as lead agent and received a corporate finance fee of $14,464 (CDN$15,000), was reimbursed $127,529 (CDN$132,250) for its expenses, was paid cash commissions of $20,236 (CDN$20,985) and received non-transferable Agent's Warrants valued at $14,644 entitling PI Financial to acquire 209,850 Common Shares at a price of $0.096 (CDN$0.10) per share exercisable for 24 months. The fair value of the Agent’s Warrants was determined using the Black-Scholes option pricing model with the following assumptions: risk-free rate of 1.63%, expected dividend yield of 0%, annualized volatility of 142.45% and expected life of two years. In connection with the offering, in addition to payments made to PI Financial, the Company incurred legal and other direct expenses, which resulted in net proceeds from the offering of $2,215,399.

The foregoing sale of securities was made entirely outside the United States pursuant to an exemption afforded by Regulation S promulgated under the Securities Act. Following the sale of our securities in Canada, the Company's Common Shares were listed for trading on the TSX Venture Exchange under the symbols “IFM” and “IFM.S.” The Company's Common Shares continue to be traded in the United States on the OTC Bulletin Board under the symbol “IFAM.”

F20

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
(Amounts expressed in US Dollars)

14.         Issuance of Common Shares and Warrants – Cont’d

Year ended June 30, 2011

On September 30, 2010, the Company issued 50,000 shares of its common stock (“Common Shares” or a “Common Share”) pursuant to the exercise of options granted in accordance with its employee stock option plan (the “2006 Stock Option Plan”). Also see Note 15, Stock Based Compensation.

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

15.         Stock Based Compensation

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

Under the 2006 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company could be granted options to acquire shares of the Company’s common stock at the fair market value of the stock on the date of grant. Options could have a term of up to 10 years. The total number of shares reserved for issuance under the 2006 Stock Option Plan was 5,000,000. At a meeting of shareholders held on July 29, 2011, the shareholders of the Company approved a new stock option plan as described below. No further options will be issued under the 2006 Stock Option Plan.

The Company held an annual meeting of shareholders on July 29, 2011. At the meeting, among other actions, the shareholders of the Company approved the amendment and restatement of the 2006 Stock Option Plan resulting in the Company’s Amended Stock Option Plan (the “Amended Plan”). The Amended Plan replaces the Company’s 2006 Stock Option Plan and no further options will be issued under the 2006 Stock Option Plan. The terms of the Amended Plan include, among others, that (a) officers, directors, employees and consultants who provide services to the Company may be granted options to acquire shares of the Company’s Common Shares at the fair market value of the stock on the date of grant, (b) options may have a term of up to 10 years, (c) the Company may issue options in a number up to a maximum of 10% of the outstanding Common Shares, and (d) outstanding stock options previously granted pursuant to the 2006 Stock Option Plan will remain in effect and be exercisable in accordance with, and be deemed to be issued under, the terms of the Amended Plan. It is expected that options issued pursuant to the Amended Plan will not be “qualified” options under the provisions of section 422 of the Internal Revenue Code of 1986 as amended from time to time.

F21

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
(Amounts expressed in US Dollars)

15.         Stock Based Compensation – Cont’d

Year ended June 30, 2012

On August 31, 2011, 250,000 options that were not granted pursuant to the Company’s 2006 Stock Option Plan or the Amended Plan expired.

Effective April 1, 2012, the Company granted options to a consultant to purchase up to 350,000 common shares at an exercise price of CDN$0.10 per share. The term of the option grant is tied to the term of the consulting agreement pursuant to which the options were granted so as to expire on the date that is 30 days after the termination of the consulting agreement. The consulting agreement has an initial one-year term, but can be terminated at any time upon 30-days prior written notice by the Company or the consultant or upon the occurrence of certain events defined in the consulting agreement. The options vest at the rate of 1/12 each month until fully vested. These options were granted pursuant to the Company’s Amended Plan.

On April 9, 2012, 50,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

On April 16, 2012, 50,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

On April 25, 2012, the Company granted options to certain of its officers, directors, employees and consultants to purchase up to an aggregate of 8,375,000 Common Shares at an exercise price of CDN$0.10 per share. The options were granted in accordance with the Company’s Amended Plan and vest at the rate of one twelfth (1/12) each month until fully vested. The options granted have a term of ten years.

On May 31, 2012, 100,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

Year ended June 30, 2011

On September 30, 2010, 50,000 options issued in accordance with the Company’s 2006 Stock Option Plan were exercised and 200,000 options expired.

On October 15, 2010, 300,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

On November 18, 2010, the Company granted options to an employee to purchase up to 250,000 common shares at an exercise price of $0.16 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vested at a rate of 1/12 each month until fully vested. The options were granted with a term of 5 years.

On November 24, 2010, the Company granted options to an employee to purchase up to 150,000 common shares at an exercise price of $0.16 per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and vested at a rate of 1/12 each month until fully vested. The options were granted with a term of 5 years.

In June 2011, 3,700,000 options were terminated by mutual agreement of the Company and the option holders. In each case, the option price exceeded the price at which the Company’s shares were traded.

On June 30, 2011, 50,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

F22

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
(Amounts expressed in US Dollars)

15.         Stock Based Compensation - Cont’d

For the year ended June 30, 2012, the Company recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

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

									Stock-based	Unexpended
									compensation	Stock-based
									cost expensed	compensation
									during the year	cost deferred
	Risk free	Volatility	Expected	Forfeiture	Expected	Exercise	Total number of	Grant date	ended June 30,	over the vesting
Date of grant	rate	factor	Dividends	rate	life	price	options granted	fair value	2012	period

Apr-1-12	1.10%	180.37%	0%	0%	1 year	$0.10	350,000	$0.02	$1,633	$4,897
Apr-25-12	3.63%	155.72%	0%	0%	10 years	$0.10	8,375,000	$0.04	$60,357	$268,450

Total									$61,990	$273,347

As of June 30, 2012, there was $273,347 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the years ended June 30, 2012 and June 30, 2011, was $61,990 and $101,503, respectively.

F23

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
(Amounts expressed in US Dollars)

15.         Stock Based Compensation - Cont’d

The following tables summarize the options outstanding as of June 30, 2012 and 2011, and the option activity for the years then ended:

		Remaining	Remaining
		contractual	contractual
	Option Price	life (in years)	life (in years)	Number of options:
Expiry Date	Per Share	2012	2011	2012	2011
Aug 30, 2011	$0.25	-	0.18	-	250,000
April 9, 2012	$0.30	-	0.80	-	50,000
April 16, 2012	$0.30	-	0.82	-	50,000
May 31, 2012	$0.35	-	1.79	-	50,000
May 31, 2012	$0.15	-	2.50	-	50,000
Aug 16, 2012	$0.31	0.13	2.65	100,000	100,000
Aug 16, 2012	$0.25	0.13	3.61	250,000	250,000
Dec 10, 2013	$0.15	1.47	2.50	25,000	25,000
Feb 2, 2014	$0.31	1.62	2.65	50,000	50,000
Oct 22, 2014	$0.33	2.34	3.38	25,000	25,000
Apr 25, 2015	$0.23	2.86	3.89	50,000	50,000
Apr 30, 2013	$0.10	0.83	-	350,000	-
Apr 24, 2022	$0.10	9.82	-	8,375,000	-
Options outstanding at end of year				9,225,000	950,000
Weighted average exercise price at end of year				$0.11	$0.26
Weighted average remaining contractual life (in years)				8.99	2.07

	Number of options:
	2012	2011
Outstanding, beginning of year	950,000	4,850,000
Granted	8,725,000	400,000
Expired	(450,000)	(550,000)
Exercised	-	(50,000)
Forfeited	-	-
Cancelled	-	(3,700,000)
Outstanding, end of year	9,225,000	950,000
Exercisable, end of year	1,983,334	950,000

F24

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
(Amounts expressed in US Dollars)

16.         Termination of Option Agreement

On August 24, 2011, the Company’s wholly owned subsidiary, Silver Reserve Corp. (“SRC”), entered into an option agreement dated as of August 19, 2011 (the “MGold Option Agreement”) with MGold Resources Inc. (“MGold”), pursuant to which MGold had an option (the “Option) to earn a 50% interest in each of SRC’s Silver Queen Claim Group (the “Silver Queen Property”) and Klondyke Claim Group (the “Klondyke Property”) after expenditure of certain Option Costs and the full payment of the Cash Consideration, as defined below. Under the terms of the MGold Option Agreement, MGold was required to incur exploration expenditures totaling CDN$4,000,000 with regards to the Silver Queen Property and CDN$1,350,000 with regards to the Klondyke Property (together, the “Option Costs”). MGold also would make total cash payments to SRC of CDN$2,000,000 for the Silver Queen Property and CDN$265,000 for the Klondyke Property (together, the “Cash Consideration”). The Option Costs were to be made over a period of 30 months, and the Cash Consideration was to be paid over a period of 33 months. Upon full expenditure of the Option Costs and payment of the total Cash Consideration, the Option could be exercised and MGold would hold a 50% equity interest in each of the Silver Queen Property and Klondyke Property. Following exercise of the Option, SRC and MGold would enter into a joint venture with regards to the operation of the properties. During the period prior to the exercise of the Option, MGold had the right to terminate the MGold Option Agreement with 30 days’ notice to SRC or to discontinue its Option with respect to either property and retain its Option with respect to the other property. On September 26, 2011, the Company received $145,875 (CDN$150,000) and $29,175 (CDN$30,000) from MGold representing the first Cash Consideration payments for the Silver Queen Property and the Klondyke Property, respectively, for total Cash Consideration of $175,050. Because MGold’s interests in the Silver Queen and Klondyke Properties were to vest at the end of the 33-month period, this Cash Consideration was accounted for in the Consolidated Balance Sheets as Deferred Revenue, a non-current liability.

On March 15, 2012, MGold issued notice to SRC that MGold was terminating the MGold Option Agreement effective April 14, 2012. Upon the termination of the MGold Option Agreement, the Company recognized $175,050 as a Gain from termination of option agreement, which was the amount included in Deferred Revenue for the periods ended December 31, 2011, and March 31, 2012.

17.         Geographic Location of Assets

All assets in the financial statements are located in the State of Nevada, United States of America except for Cash and Cash equivalents of $102,541 and Mineral Property Interests of $514,525, which are located in Canada.

F25

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
(Amounts expressed in US Dollars)

18.         Income Taxes

The Company's current and deferred income taxes are as follows:

	2012	2011

Loss before income taxes	$(1,362,040)	$(2,523,079)

Expected income tax recovery at the statutory rate of 29.5%	$(401,802)	$(744,308)
Increase in income taxes resulting from:
Permanent differences	18,287	29,943
Valuation allowance	383,515	714,365

Provision for income taxes	$-	$-

The Company has deferred income tax assets as follows:

	2012	2011

Net operating loss carry forward	$17,103,576	$15,750,751

Deferred Income tax on loss carry forward	$5,045,555	$4,646,471
Temporary differences (due to timing difference between tax value and book value)	3,941	90,536
Valuation allowance for deferred income tax assets	(5,049,496)	(4,737,007)

Deferred income taxes	$-	$-

As of June 30, 2012, the Company has non-capital losses of approximately $17,103,576 available to offset future taxable incomes which expire as follows:

2026	$64,024
2027	$2,324,117
2028	$3,474,713
2029	$4,536,752
2030	$2,868,022
2031	$2,483,123
2032	$1,352,825
$17,103,576

F26

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
(Amounts expressed in US Dollars)

19.         Commitments and Contingencies

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

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”). The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years. Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement. As of June 30, 2012, the undertakings described in (1) and (3) above have been completed and the reclamation and remediation described in (2) above are in progress. The 25 Option Claims together with 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

Effective as of June 23, 2008, the Company appointed Mason Douglas as the President of the Company. Mr. Douglas is also a director of the Company. In connection with the appointment, the Company entered into a consulting services agreement with a Canadian corporation that is controlled by Mr. Douglas (the “Consulting Agreement”). The Consulting Agreement has a term of one year and is then automatically renewable. Either party may terminate the Consulting Agreement upon 90 days notice to the other party. According to the terms of the Consulting Agreement as amended effective March 1, 2012, the Company will pay a fee of $10,417 per month and reimburse related business expenses. The Consulting Agreement permits Mr. Douglas to fulfill his duties for the Company from his office in Canada. Mr. Douglas does not receive a salary from the Company.

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

F27

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
(Amounts expressed in US Dollars)

19.         Commitments and Contingencies - Cont’d

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

F28

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
(Amounts expressed in US Dollars)

19.         Commitments and Contingencies - Cont’d

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

Effective July 1, 2010, the Company entered into an employment agreement with an individual to provide business and administrative services. The employment agreement has a term of one year and is automatically renewable thereafter. Either party may terminate the employment agreement upon 60 days notice. According to the terms of the employment agreement as amended effective March 1, 2012, the Company will pay the individual no less than $8,333 per month and reimburse related business expenses.

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

On February 25, 2011, SRC entered into an option and joint venture agreement (the “IMMI Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project Claim Group (the “NL Project”) for total consideration of $350,000 and 1,925,000 shares of IMMC’s common stock (the “Consideration”). The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47. Under the terms of the IMMI Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period. In the event of early termination, IMMI is not entitled to the return of Consideration previously paid to SRC. If the NL Project is determined to be economically feasible, based upon criteria contained in the IMMI Option Agreement, SRC will be required to fund its portion of an operating budget proposed by IMMI in order to retain its 15% interest in the NL Project and to acquire a 15% interest in IMMI’s Nivloc Mine Project (the NL Project and the Nivloc Mine Project, collectively, the “IMMI Project”). In the event that SRC decides not to fund its portion of the budget, its 15% interest would be forfeited, but SRC would be entitled to a 2% net smelter return royalty if and when the IMMI Project enters the production phase. Upon funding of the operating budget and SRC’s acquisition of a 15% interest in the IMMI Project, SRC and IMMI would enter into a joint venture agreement.

On September 1, 2011, SRC engaged Tetra Tech, Inc. to complete the exploration permitting activities for its Silver Queen property near Silver Peak, Nevada. The Company is to authorize each phase of work before the work proceeds. The estimated total consideration to be paid under the agreement is $68,900. As of June 30, 2012, the Company had recorded total expenses of $15,789 for this contract.

F29

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
(Amounts expressed in US Dollars)

19.         Commitments and Contingencies - Cont’d

Effective February 29, 2012, SRC entered into a mineral lease agreement (the “Gumaskas Agreement”) with Joseph W Gumaskas (“Gumaskas”) to lease a patented claim covering approximately 10 acres (the “Claim”) in Mineral County, Nevada. Unless terminated earlier by SRC, the term of the Gumaskas Agreement is ten years and will automatically renew on the same terms and conditions for additional five-year periods. The Gumaskas Agreement requires SRC to pay Gumaskas advance minimum royalty payments of $500 annually. In the event that the Claim becomes a producing claim, SRC will pay Gumaskas a 3% royalty based upon gross revenue less deductions permitted by the Gumaskas Agreement. Gross revenue includes the aggregate of revenue received by SRC from arm’s length purchasers of all mineral products produced from the Claim, the fair market value of all products sold by SRC to persons not dealing with SRC at arm’s length and SRC’s share of the proceeds of insurance on products. From such revenue, SRC would be permitted to deduct sales charges levied by any sales agent on the sale of products, all insurance costs in respect of mineral products, and all costs, expenses and charges of any nature whatsoever that are either paid or incurred by SRC in connection with the refinement and beneficiation of products after leaving the Claim. SRC may terminate the Gumaskas Agreement at any time by giving 60 days advance written notice to Gumaskas.

Effective April 1, 2012, the Company entered into a consulting agreement (the “Teatyn Agreement”) with Teatyn Enterprises, Inc. (“Teatyn”) for Teatyn to provide the Company with certain investor relation services to the Company for a period of one year. The Teatyn Agreement can be terminated at any time upon 30-days prior written notice by either the Company or Teatyn or upon the occurrence of certain events as defined in the Teatyn Agreement. Under the terms of the Teatyn Agreement, Teatyn will receive a monthly fee of CDN$5,000 and options (the “Options”) to purchase up to 350,000 Common Shares at an exercise price of CDN$0.10 per share. The Options will vest at a rate of one twelfth (1/12) per month during the term of the Teatyn Agreement, such vesting subject to the terms of the Company’s Stock Option Plan and the policies of the TSX Venture Exchange. Unexercised Options, if any, will terminate thirty (30) days following the expiry or termination of the Teatyn Agreement.

Effective April 1, 2012, SRC entered into a mineral lease agreement (the “Saunders Agreement”) with Charles and Barbara Saunders (the “Lessors”) to lease patented claims covering approximately 37 acres (the “Claims”) in Esmeralda County, Nevada. Unless terminated earlier by SRC, the term of the Saunders Agreement is ten years and will automatically renew on the same terms and conditions for additional five-year periods. The Saunders Agreement requires SRC to pay the Lessors advance minimum royalty payments of $2,000 annually. In the event that the Claims become producing claims, SRC will pay the Lessors a 3% royalty based upon gross revenue less deductions permitted by the Saunders Agreement. Gross revenue includes the aggregate of revenue received by SRC from arm’s length purchasers of all mineral products produced from the Claims, the fair market value of all products sold by SRC to persons not dealing with SRC at arm’s length and SRC’s share of the proceeds of insurance on products. From such revenue, SRC would be permitted to deduct sales charges levied by any sales agent on the sale of products, all insurance costs in respect of mineral products, and all costs, expenses and charges of any nature whatsoever that are either paid or incurred by SRC in connection with the refinement and beneficiation of products after leaving the Claims. SRC may terminate the Saunders Agreement at any time by giving 60 days advance written notice to the Lessors.

On May 15, 2012, SRC entered into an Exploration License with Option to Purchase (the “Buhrman Agreement”) with Ralph L. Buhrman and Jacqueline Buhrman (together, the “Owner”) for three patented claims, covering approximately 59 acres (the “Property”) situated in Mineral County, Nevada.

F30

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
(Amounts expressed in US Dollars)

19.         Commitments and Contingencies - Cont’d

Under the terms of the Buhrman Agreement, SRC was granted the exclusive right and option to enter and examine the Property (the “Exploration License”) in consideration of a $30,000 payment to the Owner (the License Payment”). During the term of the Exploration License, SRC has the exclusive right to undertake geological, geophysical, and geochemical examinations of the Property; to sample the Property by means of pits, trenches, and drilling; and to take bulk samples from the Property for the purpose of conducting metallurgical and leaching tests. However, SRC may not commence development or mining activities on the Property unless it exercises the Purchase Option as defined below. SRC will be responsible for reclamation of its pits, trenches, drill sites, and other such disturbances arising out of its activities on the Property. The Exploration License has an initial one-year term beginning on May 1, 2012 (the “Effective Date”) and ending on April 30, 2013. SRC has the right to extend the Exploration License for one additional period of one year provided SRC makes an additional License Payment of $30,000 in advance for such extension. SRC was also granted exclusive right and option to purchase the Owner’s ownership interest in the Property (the “Purchase Option”) for the sum of $90,000 less all License Payments previously made. SRC may exercise the Purchase Option at any time during the term of the Exploration License by giving written notice to the Owner. If SRC exercises the Purchase Option, SRC will also pay the Owner a two percent (2%) royalty based upon gross revenues less deductions as defined by the Buhrman Agreement, and SRC will also have the exclusive right and option to purchase such royalty at any time for the sum of $1,000,000 less any payments previously made by SRC to the Owner pursuant to such royalty. SRC may terminate the Buhrman Agreement at any time by giving 30 days’ notice in writing to the Owner.

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the years ended June 30, 2012, and June 30, 2011, were $28,356 and $31,549, respectively. As of June 30, 2012, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2013, June 30, 2014, and June 30, 2015, are $23,138, $9,500, and $0, respectively.

Maintaining Claims in Good Standing

The Company is required to pay to the BLM on or before September 1st of each year, a fee in the amount of $140 per mineral claim held by the Company. The total amount paid in August 2012, was $155,400 for 1,110 claims held by the Company at that date. The BLM fee for the 18 NL Project claims held by the Company were paid by IMMI pursuant to the IMMI Option Agreement described above.

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

F31

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
(Amounts expressed in US Dollars)

19.         Commitments and Contingencies - Cont’d

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

Each of the Company’s quarry leases located in Manitoba, Canada is renewable annually upon payment of rent to the province of Manitoba in the amount of CDN$24 per hectare or fraction thereof. During the fiscal year ended June 30, 2012, the Company paid CDN$57,504 in rent for these leases.

20.         Related Party Transactions

There are no amounts owed to or from related parties as of June 30, 2012, and June 30, 2011.

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the Company and the related parties.

Year ended June 30, 2012

A corporation owned and operated by the Company’s President who is also a member of the Company’s Board of Directors, received $109,668 for the President’s services.

The Company recorded expenses of $27,538 for legal services rendered and expenses incurred on behalf of the Company by a law firm, a partner of which is also a member of the Company’s Board of Directors. In addition the same law firm was paid $70,853 for legal services rendered and expenses incurred on behalf of the Company that were capitalized as costs for raising capital.

The Company’s Chief Financial Officer received $15,581 for consulting services provided to the Company.

The Company’s Corporate Secretary received $56,167 for administrative services provided to the Company.

The Company recorded interest expense of $1,381 pursuant to a promissory note issued to a corporation that is owned and controlled by the Company’s Chief Executive Officer who is also a member of its Board of Directors. Also see Note 10, Note Payable.

F32

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
(Amounts expressed in US Dollars)

20.         Related Party Transactions – Cont’d

On April 25, 2012, the Company granted options to certain of its officers and directors to purchase up to an aggregate of 4,825,000 Common Shares at an exercise price of CDN$0.10 per share. On the same date, the Company also granted options to a consultant who is a family member of a director to purchase up to 250,000 Common Shares at the same exercise price. The options were granted in accordance with the Company’s Amended Plan and vest at the rate of one twelfth (1/12) each month until fully vested. The options granted have a term of ten years. The Company expensed stock based compensation costs of $34,772 for options granted to officers and directors, and $1,802 for options granted to the director’s family member.

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

The Company’s Corporate Secretary received $54,575 for administrative services provided to the Company

On February 8, 2011, the Company completed a private placement of 2,083,333 Common Shares at a price of $0.24 per share for total consideration of $500,000 with an entity that is owned and controlled by the Company’s Chief Executive Officer, who is also a member of the Company’s Board of Directors.

On June 1, 2011, the Company completed a private placement of 2,608,696 shares of Series A Preferred Stock at a price of $0.115 per share for total consideration of $300,000 with an entity owned and controlled by the Company’s Chief Executive Officer, who is also a member of the Company’s Board of Directors. See Note 13, Redeemable Preferred Stock.

In June 2011, 2,450,000 options that were held by directors and officers of the Company were terminated by mutual agreement of the Company and the option holders. In each case, the option price exceeded the price at which the Company’s shares were traded.

F33

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2012 and 2011
(Amounts expressed in US Dollars)

21.         Subsequent Events

Based on a review of all of the Company’s mineral claims, On August 31, 2012 the Company elected to drop certain limestone mineral claims held by IMC US that it has determined are not in the Company’s best interests to retain.

  All 7 mineral claims of the Rock Hill Claim Group were dropped.
  All 5 mineral claims of the Buffalo Mountain Claim Group were dropped.
  All 4 mineral claims of the Royale Claim Group were dropped.
  All 19 mineral claims of the Pequop Claim Group were dropped.
  All 23 mineral claims of the Ragged Top Claim Group were dropped.
  All 44 mineral claims of the Jumbled Mountain Claim Group were dropped.
  All 13 mineral claims of the Burnt Springs Claim Group were dropped.

On July 26, 2012, the Company engaged Harris Exploration Drilling and Associates Inc. to conduct professional drilling services and related activities at SRC’s Kope Scheelite project at an estimated cost of $175,000.

On August 16, 2012, 350,000 options that were granted pursuant to the Company’s 2006 Stock Option Plan expired.

On September 6, 2012, the Company received $50,000 cash and 300,000 shares of IMMC’s common stock pursuant to the option agreement between SRC and IMMI, IMMC’s wholly owned subsidiary, as further described in Note 19, Commitments and Contingencies.

F34