Form 10-Q
period 2012-09-30
INFRASTRUCTURE MATERIALS CORP.
filed 2012-11-09
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X]        No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [X]        No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]        No [X]

The number of shares of registrant’s common stock outstanding as of October 31, 2012 was 98,935,486.

INFRASTRUCTURE MATERIALS CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2012
TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

CONTENTS

Interim Consolidated Balance Sheets as of September 30, 2012 (unaudited) and June 30, 2012 (audited)	4

Interim Consolidated Statements of Operations and Comprehensive Loss for the three-months ended September 30, 2012 and September 30, 2011, and for the period from inception to September 30, 2012	5

Interim Consolidated Statements of Changes in Stockholders' Equity for the three-months ended September 30, 2012 and for the period from inception to September 30, 2012	6

Interim Consolidated Statements of Cash Flows for the three-months ended September 30, 2012 and September 30, 2011, and for the period from inception to September 30, 2012	7

Condensed Notes to Interim Consolidated Financial Statements	8 - 25

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Balance Sheets as at
September 30, 2012 and June 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	September 30,	June 30,
	2012	2012
	$	$
	(unaudited)	(audited)
ASSETS
Current
Cash and cash equivalents	977,119	1,533,139
Short term investments	33,751	33,716
Marketable securities (Note 9)	62,297	45,181
Prepaid expenses and other receivables	97,927	14,479

Total Current Assets	1,171,094	1,626,515

Restricted Cash (Note 5)	82,500	82,500
Reclamation Deposit (Note 6)	240,805	240,805

Plant and Equipment, net (Note 7)	686,790	713,569
Mineral Property Interests (Note 8)	514,525	514,525

Total Assets	2,695,714	3,177,914

LIABILITIES
Current
Accounts payable	159,063	105,219
Accrued liabilities	39,213	58,963

Total Current Liabilities	198,276	164,182

Deferred Revenue (Note 9)	264,960	193,593
Asset Retirement Obligation (Note 10)	25,317	24,699

Total Liabilities	488,553	382,474

Going Concern (Note 3)
Commitments and Contingencies (Note 13)
Related Party Transactions (Note 14)
Subsequent Events (Note 15)

STOCKHOLDERS' EQUITY
Capital Stock (Note 11)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 98,935,486 issued and outstanding (June 30, 2012 – 98,935,486)	9,894	9,894
Additional Paid-in Capital	23,779,285	23,694,775
Accumulated Other Comprehensive Loss (Note 9)	(92,663)	(88,412)
Deficit Accumulated During the Exploration Stage	(21,489,355)	(20,820,817)

Total Stockholders' Equity	2,207,161	2,795,440

Total Liabilities and Stockholders' Equity	2,695,714	3,177,914

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Operations and Comprehensive Loss
For the three-months ended September 30, 2012 and September 30, 2011 and the Period from Inception (June 3, 1999) to September 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the
		three months	three months
	Cumulative	ended	ended
	since	September 30,	September 30,
	inception	2012	2011
	$	$	$
Operating Expenses

General and administration	10,107,458	243,904	216,087
Project expenses	10,902,911	397,981	139,057
Depreciation	1,188,042	26,779	31,090

Total Operating Expenses	22,198,411	668,664	386,234

Loss from Operations	(22,198,411)	(668,664)	(386,234)
Other income-interest	387,195	126	151
Other income-gain on termination of option agreement	175,050	-	-
Other income-gain on bargain purchase (Note 8)	238,645	-	-
Interest Expense	(91,834)	-	(416)

Loss before Income Taxes	(21,489,355)	(668,538)	(386,499)

Provision for income taxes	-	-	-

Net Loss	(21,489,355)	(668,538)	(386,499)

Unrealized loss on marketable securities (Note 9)		(4,251)	(48,568)

Comprehensive Loss		(672,789)	(435,067)

Loss per Weighted Average Number of Shares Outstanding
-Basic and Fully Diluted		(0.01)	(0.01)

Weighted Average Number of Shares Outstanding During the Periods
-Basic and Fully Diluted		98,935,486	70,383,501

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Financial Statements of Changes in Stockholders’ Equity
From Inception (June 3, 1999) to September 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

					Deficit
					Accumulated	Accumulated
	Common Stock		Additional	Deferred	during the	Other	Total
	Number		Paid-in	Stock	Exploration	Comprehensive	Stockholders'
	of Shares	Amount	Capital	Compensation	Stage	Loss	Equity
		$	$	$	$	$	$
For the period from inception (June 3, 1999) through July 1, 2004	1	-	5,895		(5,895)		-
Net (loss)	-	-	910		(910)		-
Balance June 30, 2005 (audited)	1	-	6,805	-	(6,805)		-
Contribution to additional paid-in capital	-	-	3,024				3,024
Cancelled shares	(1)	-	(1)				(1)
Common shares issued for nil consideration	14,360,000	1,436	(1,436)		-		-
Common shares issued for cash	2,050,000	205	414,795		-		415,000
Subscription for stock			300,000		-		300,000
Stock issuance cost	-	-	(24,500)		-		(24,500)
Net loss for the year	-	-	-		(87,574)		(87,574)
Balance June 30, 2006 (audited)	16,410,000	1,641	698,687	-	(94,379)		605,949

Common shares issued for cash	3,395,739	340	548,595		-		548,935
Common shares issued to agents in lieu of commission for placement of common shares and convertible debentures	1,064,000	106	265,894		-		266,000
Common shares issued for acquisition of interests in mineral claims	3,540,600	354	884,796		-		885,150
Common shares issued for acquisition of interests in mineral claims	1,850,000	185	462,315		-		462,500
Common shares issued for acquisition interests in a refinery	88,500	9	22,116		-		22,125
Common shares issued for purchase of a mill with capital equipment	6,975,000	697	1,743,053		-		1,743,750
Stock issuance cost			(59,426)				(59,426)
Stock based compensation			30,026				30,026
Net loss for the year		-	-	-	(2,845,424)		(2,845,424)
Balance June 30, 2007 (audited)	33,323,839	3,332	4,596,056	-	(2,939,803)		1,659,585

Common stock issued to consultants	3,000,000	300	2,249,700	(1,875,000)	-		375,000
Stock based compensation		-	139,272		-		139,272
Warrant modification expense			844,423				844,423
Conversion of convertible debentures with accrued interest	7,186,730	719	3,590,801	-	-		3,591,520
Common shares issued for acquisition of interests in mineral claims	175,000	18	104,982				105,000
Common stock issued to a consultant	100,000	10	57,990				58,000
Amortization of deferred stock compensation				562,500			562,500
Net loss for the year					(4,635,465)		(4,635,465)
Balance June 30, 2008 (audited)	43,785,569	4,379	11,583,224	(1,312,500)	(7,575,268)		2,699,835

Common shares issued for cash (net)	7,040,000	704	3,372,296	-	-		3,373,000
Common stock issued to a consultant	75,000	7	43,493	-	-		43,500
Common stock issued on acquisition of a subsidiary	397,024	40	31,722	-	-		31,762
Common shares issued on warrant exercises	8,900,907	890	2,224,337	-	-		2,225,227
Stock based compensation			814,050				814,050
Warrant modification expense			346,673				346,673
Amortization of deferred stock compensation				1,125,000			1,125,000
Net loss for the year					(6,045,477)		(6,045,477)
Balance June 30, 2009 (audited)	60,198,500	6,020	18,415,795	(187,500)	(13,620,745)		4,613,570

Common shares issued for cash	6,973,180	697	1,603,134				1,603,831
Common stock issued on acquisition of a subsidiary	1,021,777	102	275,778				275,880
Stock based compensation			216,751				216,751
Amortization of deferred stock compensation				187,500			187,500
Net loss for the year					(3,314,953)		(3,314,953)
Balance June 30, 2010 (audited)	68,193,457	6,819	20,511,458	-	(16,935,698)		3,582,579

Common shares issued for cash	2,083,333	209	499,791				500,000
Stock based compensation			101,503				101,503
Common stock options exercised	50,000	5	7,495				7,500
Net loss for the year					(2,523,079)		(2,523,079)
Balance June 30, 2011 (audited)	70,326,790	7,033	21,120,247	-	(19,458,777)		1,668,503

Common shares issued for cash (net)	26,000,000	2,600	2,212,799	-	-		2,215,399
Preferred shares converted to common shares	2,608,696	261	299,739				300,000
Stock based compensation			61,990				61,990
Unrealized loss on marketable securities						(88,412)	(88,412)
Net loss for the period					(1,362,040)		(1,362,040)
Balance June 30, 2012 (audited)	98,935,486	9,894	23,694,775	-	(20,820,817)	(88,412)	2,795,440

Stock based compensation			84,510				84,510
Unrealized loss on marketable securities						(4,251)	(4,251)
Net loss for the period					(668,538)		(668,538)
Balance September 30, 2012 (unaudited)	98,935,486	9,894	23,779,285	-	(21,489,355)	(92,663)	2,207,161

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Cash Flows
For the three-months ended September 30, 2012 and September 30, 2011 and for the period from Inception (June 3, 1999) to September 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Cumulative	For the three	For the three
	Since	months ended	months ended
	Inception	September 30, 2012	September 30, 2011
	$	$	$
Cash Flows from Operating Activities
Net loss	(21,489,355)	(668,538)	(386,499)
Adjustment for:
Depreciation	1,188,042	26,779	31,090
Amortization of debt issuance cost	247,490	-	-
Loss on disposal of plant and equipment	10,524	-	-
Gain on Bargain Purchase (Note 8)	(238,645)	-	-
Termination of Option Agreement	(175,050)	-	-
Stock based compensation	1,448,102	84,510	-
Warrant modification expense	1,191,096	-	-
Shares issued for mineral claims, as part of project expenses	1,452,650	-	-
Shares issued for consultant services expensed	2,351,500	-	-
Shares issued on acquisition of subsidiary	31,762	-	-
Interest accrued on promissory note	-	-	416
Accretion of Asset Retirement Obligation (Note 10)	25,317	618	561
Interest on convertible debentures	90,453	-	-
Changes in non-cash working capital
Prepaid expenses and other receivables	(97,927)	(83,448)	(77,126)
Accounts payable	159,063	53,844	(17,968)
Accrued liabilities	39,654	(19,750)	33,829

Net cash used in operating activities	(13,765,324)	(605,985)	(415,697)

Cash Flows from Investing Activities
Decrease (Increase) in Short-term investments	(33,751)	(35)	49,961
Increase in Reclamation Deposit	(240,805)	-	-
Increase in Restricted Cash	(82,500)	-	-
Cash received for option on claims and included in Deferred revenue (Note 9)*	110,000	50,000	210,050
Cash received for termination of Option Agreement	175,050	-	-
Acquisition of plant and equipment for cash	(121,815)	-	-
Proceeds from sale of plant and equipment	2,500	-	-

Net cash provided (used) in investing activities	(191,321)	49,965	260,011

Cash Flows from Financing Activities
Issuance of common shares for cash (net)	9,109,970	-	-
Issuance, for cash, of preferred shares later converted to common shares	300,000	-	-
Issuance of common shares for warrant exercises	2,225,227	-	-
Issuance of common shares for option exercise	7,500	-	-
Issuance of promissory note	100,000	-	100,000
Repayment of promissory note	(100,000)	-	-
Issuance of convertible debentures subsequently converted to cash	3,501,067	-	-
Stock and debenture placement commissions paid in cash	(210,000)	-	-

Net cash provided by financing activities	14,933,764	-	100,000

Net Change in Cash	977,119	(556,020)	(55,686)

Cash - beginning of period	-	1,533,139	317,912

Cash - end of period	977,119	977,119	262,226

Supplemental Cash Flow Information

Interest Paid	1,381	-	-

Income taxes paid	-	-	-

* Excludes receipt of marketable securities for $154,960, being a non-cash item included in Deferred Revenue

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Infrastructure Materials Corp. (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles; however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at September 30, 2012 and June 30, 2012, the results of its operations for the three month periods ended September 30, 2012 and September 30, 2011, and its cash flows for the three-month periods ended September 30, 2012 and September 30, 2011. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three-month period ended September 30, 2012 are not necessarily indicative of results to be expected for the full year.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Infrastructure Materials Corp US (“IMC US”), Silver Reserve Corp. (“SRC”) and Canadian Infrastructure Corp. (“CIC”). All material inter-company accounts and transactions have been eliminated.

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income (ASU 2011-05), which eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, in December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12), which indefinitely defers the requirement in ASU 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The Company adopted this standard during the first quarter ended September 30, 2012. The adoption of this standard did not have a significant impact on these consolidated financial statements.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation – Cont’d

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 amended Accounting Standards Codification 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (IFRSs). ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Disclosure requirements have been expanded to include additional information about transfers between level 1 and level 2 of the fair value hierarchy and level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements including: (a) the application of the highest and best use valuation premise concepts; (b) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity; and (c) quantitative information required for fair value measurements categorized within level 3. The Company adopted this standard during the first quarter ended September 30, 2012. The adoption of this standard did not have a significant impact on these consolidated financial statements.

2.	Nature of Business and Operations

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

The Company’s limestone assets are held by its wholly owned subsidiary, IMC US, a Nevada corporation that was acquired as of November 2008. As of the date of the financial statements, IMC US controls 5 limestone Projects in Nevada, made up of 543 mineral claims covering approximately 11,218 acres on land owned or controlled by the United States Department of Interior Bureau of Land Management (“BLM”). IMC US has also acquired 100% of the Mineral Rights on an additional 1,120 acres, 50% of the Mineral Rights on 7,400 acres, and 25% of the Mineral Rights on 160 acres. IMC US also holds 6 mineral exploration permits covering approximately 3,507 acres at one project in the State of Arizona.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

2.	Nature of Business and Operations – Cont’d

On December 18, 2008, the Company incorporated a second wholly owned subsidiary in the State of Delaware under its former name, “Silver Reserve Corp.” (referred to herein as “SRC”). The Company assigned all fourteen of its silver/base metal projects in Nevada to SRC. As of June 1, 2010, SRC terminated its interests in one of the projects. As of the date of the financial statements, the remaining thirteen claim groups contain 579 mineral claims covering approximately 11,921 acres on BLM land and 14 patented claims and 8 leased patented claims covering approximately 403 acres. SRC also has a milling facility located in Mina, Nevada on six mill site claims covering 30 acres.

In December 2009, the Company further expanded its limestone exploration activities by acquiring CIC, a Canadian corporation, as its wholly owned subsidiary, which controlled 95 limestone quarry leases issued by the province of Manitoba, Canada, covering 6,090 hectares (15,049 acres). The Company acquired CIC pursuant to a Share Exchange Agreement (the “CIC Agreement”) between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009. Mr. Montgomery was the sole shareholder of CIC. Because Mr. Montgomery was also the Company’s Chief Executive Officer and a member of its Board of Directors, the CIC Agreement was approved by the disinterested members of the Company’s Board of Directors on November 27, 2009, after obtaining an independent appraisal and market study for the properties. Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 shares of common stock of the Company (a “Common Share” or “Common Shares”). The CIC Agreement closed on February 9, 2010. In January 2011 and May 2011, the Company decided to forfeit a total of 60 quarry leases covering approximately 3,709 hectares (9,166 acres). As of the date of the financial statements, CIC controls 35 quarry leases, covering approximately 2,381 hectares (5,883 acres). Also see Note 8, Mineral Property Interests.

The Company has not yet determined that any of its claims, mineral rights, mineral exploration permits or quarry leases can be economically developed and has expensed related costs to project expense. The Company’s assessment of the claims, mineral exploration permits, mineral rights and quarry leases may change after further exploration.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

3.	Going Concern

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $21,489,355 from inception to September 30, 2012. The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no source of operating revenue and expects to incur significant expenses before establishing operating revenue. Due to continuing operating losses and cash outflows from continuing operations, the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. In the event that the Company is unable to raise additional capital, as to which there is no assurance, the Company will not be able to continue doing business. The Company’s future success is dependent upon its continued ability to raise sufficient capital, not only to finance its operating expenses, but to continue its exploration activities and its assessments of the commercial viability of its claims. There is no assurance that such capital will be available on acceptable terms, if at all, or that the Company will attain profitable levels of operation.

The Company has funded operations primarily through the issuance of capital stock, convertible debentures and redeemable preferred stock. Prior to December 2011 the Company received net proceeds of $12,718,365 pursuant to the issuance of such securities. In December 2011 the Company completed a public offering in Canada of its common stock for net proceeds of $2,215,399. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from production of minerals or metals on its properties, if feasible.

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

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.	Fair Value of Financial Instruments

The fair values of financial assets measured at the balance sheet date of September 30, 2012 were as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	977,119	977,119
Short term investments	33,751	33,751
Marketable securities	62,297	62,297
Restricted Cash	82,500	82,500

The fair values of financial assets measured at the balance sheet date of June 30, 2012 were as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	1,533,139	1,533,139
Short term investments	33,716	33,716
Marketable securities	45,181	45,181
Restricted Cash	82,500	82,500

5.	Restricted Cash

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

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Plant and Machinery	15%	declining balance method
Tools	25%	declining balance method
Vehicles	20%	declining balance method
Consumables	50%	declining balance method
Molds	30%	declining balance method
Mobile Equipment	20%	declining balance method
Factory Buildings	5%	declining balance method

	September 30, 2012		June 30, 2012
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Computer equipment	24,513	10,449	24,513	9,308
Office, furniture and fixtures	3,623	2,421	3,623	2,358
Plant and Machinery	1,514,511	948,442	1,514,511	926,387
Tools	11,498	6,788	11,498	6,474
Vehicles	76,928	51,424	76,928	50,082
Consumables	64,197	63,173	64,197	63,027
Molds	900	795	900	787
Mobile Equipment	73,927	54,625	73,927	53,609
Factory Buildings	74,849	20,039	74,849	19,345
	1,844,946	1,158,156	1,844,946	1,131,377

Net carrying amount		686,790		713,569

During the three months ended September 30, 2012, the Company recorded depreciation expense of $26,779. During the twelve months ended June 30, 2012, the Company recorded depreciation expense of $125,401.

8.	Mineral Property Interests

The Company entered into an agreement to acquire Canadian Infrastructure Corp. (“CIC”), a Canadian corporation, as a wholly owned subsidiary, pursuant to the CIC Agreement dated as of December 15, 2009, between the Company, CIC and Todd D. Montgomery. Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 Common Shares of the Company. The CIC Agreement closed on February 9, 2010.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2012
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

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Deferred Revenue, Marketable Securities and Accumulated Other Comprehensive Loss

On February 25, 2011, SRC entered into an option and joint venture agreement (the “Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project Claim Group (the “NL Project”) for total consideration of $350,000 cash and 1,925,000 shares of IMMC’s common stock (the “Consideration”). The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47. Under the terms of the Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period. As of June 30, 2012, the Company had received Consideration of $193,593, consisting of 575,000 shares of IMMC with a fair market value of $133,593 that is recorded as Marketable Securities in the Company’s Consolidated Balance Sheets and $60,000 in cash. On September 6, 2012, the Company received Consideration of $71,367 consisting of 300,000 shares of IMMC’s common stock with a fair market value of $21,367 and $50,000 in cash. Because IMMI’s interest in the NL Project vests at the end of the five-year period, this Consideration is accounted for in the Consolidated Balance Sheets as Deferred Revenue, a non-current liability. The unrealized loss of $92,663 arising from the reduction in the market value of the Company’s shares of IMMC’s common stock as of September 30, 2012, is accounted for in the Stockholders’ Equity section of the Consolidated Balance Sheets as Accumulated Other Comprehensive Loss.

			Accumulated
			Other
	Deferred	Marketable	Comprehensive
	Revenue	Securities	Loss
Balance as of June 30, 2012	$193,593	$45,181	$(88,412)
Consideration received during the period ending September 30, 2012	71,367	21,367
Change in market value of securities for the period ending September 30, 2012		(4,251)	(4,251)
Balance as of September 30, 2012	$264,960	$62,297	$(92,663)

10.	Asset Retirement Obligation

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

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	Asset Retirement Obligation – Cont’d

At the end of each reporting period, ARO’s are equal to the present value of all estimated future costs required to remediate any ground disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. A liability for an asset retirement obligation may be incurred over more than one reporting period if the events that create the obligation occur over more than one reporting period. Any incremental liability incurred in a subsequent reporting period shall be considered to be an additional layer of the original liability. Each layer shall be initially measured at fair value. Included in this liability are the costs of reclamation and monitoring and maintenance costs. A discount rate of 10% was determined to be applicable. The Company recorded accretion expense of $2,244 for the year ended June 30, 2012, and $618 for the three-month period ended September 30, 2012. The Company’s entire ARO as of June 30, 2011, June 30, 2012 and September 30, 2012 relates to the Company’s Blue Nose project.

Balance as of June 30, 2012	$24,699
Increase in Asset Retirement Obligation	-
Accretion for the period ending September 30, 2012	618

Balance as of September 30, 2012	$25,317

11.	Issuance of Common Shares and Warrants

Three-month period ended September 30, 2012

There were no securities issued during this period.

Year ended June 30, 2012

The Company held an annual meeting of shareholders on July 29, 2011. At the meeting, among other actions, the shareholders of the Company approved and adopted an amendment increasing the number of authorized Common Shares from 100,000,000 to 500,000,000. On August 1, 2011 the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to the Company’s certificate of incorporation reflecting the increase in the number of authorized Common Shares approved by shareholders on July 29, 2011.

On September 29, 2011, 2,608,696 outstanding shares of the Company’s Series A Preferred Stock were converted to 2,608,696 Common Shares, which resulted in an increase of $261 and $299,739 to common stock and additional paid-in capital, respectively.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

11.	Issuance of Common Shares and Warrants – Cont’d

On December 16, 2011, the Company completed the sale of 26,000,000 Common Shares to the public in Canada at a price of $0.096 (CDN$0.10) per share to raise gross proceeds of $2,507,180 (CDN$2,600,000). The shares were sold pursuant to a long form prospectus filed in the Canadian provinces of Alberta, Saskatchewan, British Columbia and Ontario. PI Financial Corp. (“PI Financial”) acted as lead agent and received a corporate finance fee of $14,464 (CDN$15,000), was reimbursed $127,529 (CDN$132,250) for its expenses, was paid cash commissions of $20,236 (CDN$20,985) and received non-transferable Agent's Warrants valued at $14,644 entitling PI Financial to acquire 209,850 Common Shares at a price of $0.096 (CDN$0.10) per share exercisable for 24 months. The fair value of the Agent’s Warrants was determined using the Black-Scholes option pricing model with the following assumptions: risk-free rate of 1.63%, expected dividend yield of 0%, annualized volatility of 142.45% and expected life of two years. These Agent’s Warrants were not granted pursuant to the Company’s 2006 Stock Option Plan or the Company’s 2011 Stock Option Plan. In connection with the offering, in addition to payments made to PI Financial, the Company incurred legal and other direct expenses, which resulted in net proceeds from the offering of $2,215,399.

The foregoing sale of securities was made entirely outside the United States pursuant to an exemption afforded by Regulation S promulgated under the Securities Act of 1933, as amended. Following the sale of our securities in Canada, the Company's Common Shares were listed for trading on the TSX Venture Exchange under the symbols “IFM” and “IFM.S.” The Company's Common Shares continue to be traded in the United States on the OTC Bulletin Board under the symbol “IFAM.”

12.	Stock Based Compensation

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

The Company held an annual meeting of shareholders on July 29, 2011. At the meeting, among other actions, the shareholders of the Company approved the amendment and restatement of the 2006 Stock Option Plan resulting in the Company’s 2011 Stock Option Plan. The 2011 Stock Option Plan replaces the Company’s 2006 Stock Option Plan and no further options will be issued under the 2006 Stock Option Plan. The terms of the 2011 Stock Option Plan include, among others, that (a) officers, directors, employees and consultants who provide services to the Company may be granted options to acquire shares of the Company’s Common Shares at the fair market value of the stock on the date of grant, (b) options may have a term of up to 10 years, (c) the Company may issue options in a number up to a maximum of 10% of the outstanding Common Shares, and (d) outstanding stock options previously granted pursuant to the 2006 Stock Option Plan will remain in effect and be exercisable in accordance with, and be deemed to be issued under, the terms of the 2011 Stock Option Plan. It is expected that options issued pursuant to the 2011 Stock Option Plan will not be “qualified” options under the provisions of section 422 of the Internal Revenue Code of 1986, as amended from time to time.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

12.	Stock Based Compensation – Cont’d

Three-month period ended September 30, 2012

No options were granted pursuant to the 2011 Stock Option Plan during the three-month period ended September 30, 2012.

On August 16, 2012, 350,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

For the three-month period ended September 30, 2012, the Company recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

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

									Stock-based
									compensation	Unexpended
									cost expensed	Stock-based
									during the three-	compensation
									month period	cost deferred
	Risk free	Volatility	Expected	Forfeiture	Expected	Exercise	Total number of	Grant date	ended September	over the vesting
Date of grant	rate	factor	Dividends	rate	life	price	options granted	fair value	30, 2012	period

Apr-1-12	1.10%	180.37%	0%	0%	1 year	$0.10	350,000	$0.02	$1,633	$3,264
Apr-25-12	3.63%	155.72%	0%	0%	10 years	$0.10	8,375,000	$0.04	$82,877	$185,573

Total									$84,510	$188,837

As of September 30, 2012, there was $188,837 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the three-month period ended September 30, 2012 was $84,510.

The following table summarizes the options outstanding at September 30, 2012:

Outstanding at June 30, 2012 (audited)	9,225,000
Granted	-
Expired	(350,000)
Exercised	-
Forfeited	-
Cancelled	-
Outstanding at September 30, 2012	8,875,000
Exercisable at September 30, 2012	3,814,584

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

13.	Commitments and Contingencies

On August 1, 2006, the Company acquired the Pansy Lee Claims Group from Anglo Gold Mining Inc. in exchange for 1,850,000 Common Shares pursuant to an Asset Purchase Agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”). Pursuant to the Pansy Lee Purchase Agreement, a 2% net smelter royalty pertains to 8 of the 30 claims in this group. In the event that any one or more of the 8 claims becomes a producing claim, our revenue is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue less deductions as provided in the Pansy Lee Purchase Agreement.

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”). The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years. Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement. As of September 30, 2012, the undertakings described in (1) and (3) above have been completed and the reclamation and remediation described in (2) above are in progress. The 25 Option Claims together with 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

Effective as of June 23, 2008, the Company appointed Mason Douglas as the President of the Company. Mr. Douglas is also a director of the Company. In connection with the appointment, the Company entered into a consulting services agreement with a Canadian corporation that is controlled by Mr. Douglas (the “Consulting Agreement”). The Consulting Agreement has a term of one year and is then automatically renewable. Either party may terminate the Consulting Agreement upon 90 days notice to the other party. According to the terms of the Consulting Agreement as amended effective March 1, 2012, the Company will pay a fee of $10,417 per month and reimburse related business expenses. The Consulting Agreement permits Mr. Douglas to fulfill his duties for the Company from his office in Canada. Mr. Douglas does not receive a salary from the Company. Also see Note 15, Subsequent Events.

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

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

13.	Commitments and Contingencies – Cont’d

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

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

13.	Commitments and Contingencies – Cont’d

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

On September 1, 2011, SRC engaged Tetra Tech, Inc. to complete the exploration permitting activities for its Silver Queen property near Silver Peak, Nevada. The Company is to authorize each phase of work before the work proceeds. The estimated total consideration to be paid under the agreement is $68,900. As of September 30, 2012, the Company had recorded total expenses of $15,823 for this contract.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

13.	Commitments and Contingencies – Cont’d

Effective February 29, 2012, SRC entered into a mineral lease agreement (the “Gumaskas Agreement”) with Joseph W Gumaskas (“Gumaskas”) to lease a patented claim covering approximately 10 acres (the “Claim”) in Mineral County, Nevada. Unless terminated earlier by SRC, the term of the Gumaskas Agreement is ten years and will automatically renew on the same terms and conditions for additional five-year periods. The Gumaskas Agreement requires SRC to pay Gumaskas advance minimum royalty payments of $500 annually. In the event that the Claim becomes a producing claim, SRC will pay Gumaskas a 3% royalty based upon gross revenue less deductions as provided in the Gumaskas Agreement. SRC may terminate the Gumaskas Agreement at any time by giving 60 days advance written notice to Gumaskas.

Effective April 1, 2012, the Company entered into a consulting agreement (the “Teatyn Agreement”) with Teatyn Enterprises, Inc. (“Teatyn”) for Teatyn to provide the Company with certain investor relation services to the Company for a period of one year. The Teatyn Agreement can be terminated at any time upon 30-days prior written notice by either the Company or Teatyn or upon the occurrence of certain events as defined in the Teatyn Agreement. Under the terms of the Teatyn Agreement, Teatyn will receive a monthly fee of CDN$5,000 and options (the “Options”) to purchase up to 350,000 Common Shares at an exercise price of CDN$0.10 per share. The Options will vest at a rate of one twelfth (1/12) per month during the term of the Teatyn Agreement, such vesting subject to the terms of the Company’s Stock Option Plan as amended and the policies of the TSX Venture Exchange. Unexercised Options, if any, will terminate thirty (30) days following the expiry or termination of the Teatyn Agreement.

Effective April 1, 2012, SRC entered into a mineral lease agreement (the “Saunders Agreement”) with Charles and Barbara Saunders (the “Lessors”) to lease patented claims covering approximately 37 acres (the “Claims”) in Esmeralda County, Nevada. Unless terminated earlier by SRC, the term of the Saunders Agreement is ten years and will automatically renew on the same terms and conditions for additional five-year periods. The Saunders Agreement requires SRC to pay the Lessors advance minimum royalty payments of $2,000 annually. In the event that the Claims become producing claims, SRC will pay the Lessors a 3% royalty based upon gross revenue less deductions as provided in the Saunders Agreement. SRC may terminate the Saunders Agreement at any time by giving 60 days advance written notice to the Lessors.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

13.	Commitments and Contingencies – Cont’d

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

On July 26, 2012, the Company engaged Harris Exploration Drilling and Associates Inc. to conduct professional drilling services and related activities at SRC’s Kope Scheelite project at an estimated cost of $175,000. As of September 30, 2012, the Company had paid $79,429.69 for this contract that includes a deposit of $15,000.00 to be credited to the Company at the end of the project.

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the three-month periods ended September 30, 2012, and September 30, 2011, were $5,899 and $7,995, respectively. As of September 30, 2012, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2013, June 30, 2014, and June 30, 2015, are $19,491, $11,691, and $0, respectively.

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

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

13.	Commitments and Contingencies – Cont’d

The Company is also required to pay on or before November 1st of each year, annual fees to counties in Nevada in which the claims are held. In October 2012, the Company paid $11,686 to seven counties in Nevada for annual claims-related fees.

The Company also holds certain patented claims and leases other patented claims in Nevada. A patented claim is fee simple title to the property. Patented claims are subject to taxes assessed by the local community based on assessment rates set annually.

The Company holds certain mineral exploration permits issued by the State of Arizona in 2010, which have a term of one year from the date of issuance. The permits may be renewed for up to four additional one-year terms for a total of five years and give the holder thereof an exclusive right to explore for minerals within the land covered by such permit and to apply for mineral leases to such land. The holder of a permit may remove from the land only the amount of material required for sampling and testing and is responsible for any damage or destruction caused by the holder’s exploration activities. The holder of a permit is entitled to ingress and egress to the covered site along routes approved by the Arizona State Land Department. IMC US has posted a bond required by the state of Arizona to back any reclamation required as a result of exploration activities performed. The permit is renewable if the holder has expended not less than $10.00 per acre during each of the first two year-long terms and $20.00 per acre during each of the next three year-long terms. Each permit fee is $500 per year plus $2.00 per acre for the first two years and $1.00 per acre per year for the following three years. Upon termination of a mineral exploration permit, the state of Arizona is entitled to the information collected by the permit holder. In the event that a permit holder discovers a valuable mineral deposit, the permit holder may apply to the Arizona State Land Department for a mineral lease having an initial term of 20 years and then renewable for an additional 20-year term. A permit holder shall be the preferred recipient of the mineral lease, provided that all applicable requirements are met. A mineral lease entitles the lessee to develop and establish a mine on the leased premises, provided that all necessary approvals of a mine plan are obtained.

Each of the Company’s quarry leases located in Manitoba, Canada is renewable annually upon payment of rent to the province of Manitoba in the amount of CDN$24 per hectare or fraction thereof. During the fiscal year ended June 30, 2012, the Company paid CDN$57,504 in rent for these leases.

14.	Related Party Transactions

There are no amounts owed to or from related parties as of September 30, 2012, or June 30, 2012.

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the Company and the related parties.

Three-months ended September 30, 2012

A corporation owned and operated by the Company’s President who is also a member of the Company’s Board of Directors, received $31,251 for the President’s services.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.	Related Party Transactions – Cont’d

A law firm, a partner of which is also a member of the Company’s Board of Directors, received $3,925 for legal services rendered and expenses incurred on behalf of the Company.

The Company’s Corporate Secretary received $14,000 for administrative services provided to the Company.

Three-months ended September 30, 2011

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

15.	Subsequent Events

Effective October 1, 2012 the Company appointed Mason Douglas as its Chief Executive Officer. Mr. Douglas is also the President and a Director of the Company. In connection with the appointment, the consulting services agreement between the Company and a Canadian corporation that is controlled by Mr. Douglas was amended to provide annual compensation by the Company of $155,000.00, payable in 12 equal monthly installments. Also effective October 1, 2012 the Company accepted the resignation of Todd D. Montgomery as its Chief Executive Officer. Mr. Montgomery will continue to serve as a Director of the Company.

On October 8, 2012 the Company granted options to an employee to purchase up to 125,000 Common Shares at an exercise price of CDN$0.10 per share. These options were granted in accordance with the terms of the Company’s 2011 Stock Option Plan and vest at a rate of one twelfth (1/12) each month until fully vested. The options granted have a term of 10 years.

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

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2012

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

Discussion of Operations and Financial Condition

Three-Month Periods ended September 30, 2012

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $21,489,355 from inception to September 30, 2012. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional capital. We are continuing our efforts to raise additional capital and are moving forward with exploration of our projects.

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

We have continued to raise capital and are moving forward with exploration on our Projects. The Company intends to continue to study and accumulate information about cement grade limestone properties in strategic locations with a view to filling an anticipated increased demand for cement in the United States and Canada, with a focus on the States of Nevada, California, Utah, Idaho and Arizona as well as the Canadian Provinces of Saskatchewan and Manitoba. Based on our evaluation of our nine Limestone Projects, we have determined that the Blue Nose and Morgan Hill Projects currently provide the best opportunity for development of resources that could go to production. Our efforts will be concentrated on our Blue Nose Property which shows the highest potential for development of a substantial cement grade limestone resource.

The Company is also continuing its evaluation of the silver/base metal projects held by SRC. The Company has determined that the Silver Queen, Klondyke and Kope Scheelite Projects currently provide the best opportunity for development of resources that could go to production. While exploratory drilling programs are being developed, including a 7,500-foot drill program at our Kope Scheelite Project in progress as of the date of this report, the Company is also considering joint ventures with third parties to further explore and develop, if warranted, those properties.

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

The Company held an annual meeting of shareholders on July 29, 2011. At the meeting, among other actions, the shareholders of the Company approved the amendment and restatement of the 2006 Stock Option Plan resulting in the Company’s 2011 Stock Option Plan. The 2011 Stock Option Plan replaces the Company’s 2006 Stock Option Plan and no further options will be issued under the 2006 Stock Option Plan. The terms of the 2011 Stock Option Plan include, among others, that (a) officers, directors, employees and consultants who provide services to the Company may be granted options to acquire shares of the Company’s Common Shares at the fair market value of the stock on the date of grant, (b) options may have a term of up to 10 years, (c) the Company may issue options in a number up to a maximum of 10% of the outstanding Common Shares, and (d) outstanding stock options previously granted pursuant to the 2006 Stock Option Plan will remain in effect and be exercisable in accordance with, and be deemed to be issued under, the terms of the 2011 Stock Option Plan. It is expected that options issued pursuant to the 2011 Stock Option Plan will not be “qualified” options under the provisions of section 422 of the Internal Revenue Code of 1986, as amended from time to time.

No options were granted pursuant to the 2011 Stock Option Plan during the three-month period ended September 30, 2012.

On August 16, 2012, 350,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

SELECTED FINANCIAL INFORMATION

	Three months	Three months
	ended	ended
	September 30, 2012	September 30, 2011

Revenues	Nil	Nil
Net (Loss)	$(668,538)	$(386,499)
(Loss) per share-basic and diluted	(0.01)	(0.01)

	As of	As of
	September 30, 2012	June 30, 2012

Total Assets	$2,695,714	$3,177,914
Total Liabilities	$488,553	$382,474
Cash dividends declared per share	Nil	Nil

Total assets as of September 30, 2012 include cash and cash equivalents of $977,119, short-term investments of $33,751, marketable securities of $62,297, prepaid expenses and other receivables of $97,927, restricted cash of $82,500, reclamation deposits of $240,805, plant and equipment of $686,790, net of depreciation, and mineral property interests of $514,525. As of June 30, 2012, total assets include cash and cash equivalents of $1,533,139, short-term investments of $33,716, marketable securities of $45,181, prepaid expenses and other receivables of $14,479, restricted cash of $82,500, reclamation deposits of $240,805, plant and equipment of $713,569, net of depreciation, and mineral property interests of $514,525.

The revenues and net loss (unaudited) of the Corporation for the quarter ended September 30, 2012 as well as the seven quarterly periods completed immediately prior thereto are set out below:

	For the	For the	For the	For the	For the	For the	For the	For the
	three months	three months	three months	three months	three months	three months	three months	three months
	ended	ended	ended	ended	ended	ended	ended	ended
	September	June	March	December	September	June	March	December
	2012	2012	2012	2011	2011	2011	2011	2010
	$	$	$	$	$	$	$	$

Revenues	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Net Loss	(668,538)	(438,177)	(360,361)	(177,003)	(386,499)	(265,364)	(544,731)	(385,062)

Loss per Weighted Average Number of Shares Outstanding
-Basic and Fully Diluted	(0.01)	(0.01)	0.00	0.00	(0.01)	0.00	(0.01)	(0.01)

Revenues

No revenue was generated by the Company’s operations during the three-month periods ended September 30, 2012 and September 30, 2011. The Company is an exploration stage company and has not yet realized any revenue from its operations.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administration Expense

Included in operating expenses for the three-month period ended September 30, 2012 is general and administration expense of $243,904 as compared with $216,087 for the three-month period ended September 30, 2011. General and administration expense consists of professional, consulting, office and general and other miscellaneous costs. General and administration expense represents approximately 36% of the total operating expense for the three-month period ended September 30, 2012 and approximately 56% of the total operating expense for the three-month period ended September 30, 2011. General and administration expense increased by $27,817 in the current three-month period, as compared to the similar three-month period for the prior year. The increase in this expense is mainly due to increases in expenses for investor relations and stock based compensation being offset only in part by decreased expenses relating to the Company’s Common Shares being traded on exchanges in both the United States and Canada.

(b) Project Expense

During the three-month period ended September 30, 2012, project expense was $397,981 as compared to $139,057 for the three-month period ended September 30, 2011. Project expense represents approximately 60% of the total operating expenses for the three-month period ended September 30, 2012 and approximately 36% of the total operating expenses for the three-month period ended September 30, 2011. Project expense increased significantly during the three-month period ended September 30, 2012, primarily due to the Company conducting a drill program at its Kope Scheelite Project and the purchase by the Company of several patented claims.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow and cash in hand for the three-month periods:

	September 30, 2012	September 30, 2011

Cash and cash equivalents	$977,119	$262,226
Working capital	$972,818	$289,450
Cash (used) in operating activities	$(605,985)	$(415,697)
Cash provided in investing activities	$49,965	$260,011
Cash provided by financing activities	$-	$100,000

As of September 30, 2012 the Company had working capital of $972,818 as compared to $289,450 as of September 30, 2011.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2012 and September 30, 2011.

Contractual Obligations and Commercial Commitments

On August 1, 2006, the Company acquired the Pansy Lee Claims Group from Anglo Gold Mining Inc. in exchange for 1,850,000 Common Shares pursuant to an Asset Purchase Agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”). Pursuant to the Pansy Lee Purchase Agreement, a 2% net smelter royalty pertains to 8 of the 30 claims in this group. In the event that any one or more of the 8 claims becomes a producing claim, our revenue is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue less deductions as provided in the Pansy Lee Purchase Agreement.

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”). The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years. Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement. As of September 30, 2012, the undertakings described in (1) and (3) above have been completed and the reclamation and remediation described in (2) above are in progress. The 25 Option Claims together with 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

Effective as of June 23, 2008, the Company appointed Mason Douglas as the President of the Company. Mr. Douglas is also a director of the Company. In connection with the appointment, the Company entered into a consulting services agreement with a Canadian corporation that is controlled by Mr. Douglas (the “Consulting Agreement”). The Consulting Agreement has a term of one year and is then automatically renewable. Either party may terminate the Consulting Agreement upon 90 days notice to the other party. According to the terms of the Consulting Agreement as amended effective March 1, 2012, the Company will pay a fee of $10,417 per month and reimburse related business expenses. The Consulting Agreement permits Mr. Douglas to fulfill his duties for the Company from his office in Canada. Mr. Douglas does not receive a salary from the Company. Also see Note 15, Subsequent Events.

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

On September 1, 2011, SRC engaged Tetra Tech, Inc. to complete the exploration permitting activities for its Silver Queen property near Silver Peak, Nevada. The Company is to authorize each phase of work before the work proceeds. The estimated total consideration to be paid under the agreement is $68,900. As of September 30, 2012, the Company had recorded total expenses of $15,823 for this contract.

Effective February 29, 2012, SRC entered into a mineral lease agreement (the “Gumaskas Agreement”) with Joseph W Gumaskas (“Gumaskas”) to lease a patented claim covering approximately 10 acres (the “Claim”) in Mineral County, Nevada. Unless terminated earlier by SRC, the term of the Gumaskas Agreement is ten years and will automatically renew on the same terms and conditions for additional five-year periods. The Gumaskas Agreement requires SRC to pay Gumaskas advance minimum royalty payments of $500 annually. In the event that the Claim becomes a producing claim, SRC will pay Gumaskas a 3% royalty based upon gross revenue less deductions as provided in the Gumaskas Agreement. SRC may terminate the Gumaskas Agreement at any time by giving 60 days advance written notice to Gumaskas.

Effective April 1, 2012, the Company entered into a consulting agreement (the “Teatyn Agreement”) with Teatyn Enterprises, Inc. (“Teatyn”) for Teatyn to provide the Company with certain investor relation services to the Company for a period of one year. The Teatyn Agreement can be terminated at any time upon 30-days prior written notice by either the Company or Teatyn or upon the occurrence of certain events as defined in the Teatyn Agreement. Under the terms of the Teatyn Agreement, Teatyn will receive a monthly fee of CDN$5,000 and options (the “Options”) to purchase up to 350,000 Common Shares at an exercise price of CDN$0.10 per share. The Options will vest at a rate of one twelfth (1/12) per month during the term of the Teatyn Agreement, such vesting subject to the terms of the Company’s Stock Option Plan as amended and the policies of the TSX Venture Exchange. Unexercised Options, if any, will terminate thirty (30) days following the expiry or termination of the Teatyn Agreement.

Effective April 1, 2012, SRC entered into a mineral lease agreement (the “Saunders Agreement”) with Charles and Barbara Saunders (the “Lessors”) to lease patented claims covering approximately 37 acres (the “Claims”) in Esmeralda County, Nevada. Unless terminated earlier by SRC, the term of the Saunders Agreement is ten years and will automatically renew on the same terms and conditions for additional five-year periods. The Saunders Agreement requires SRC to pay the Lessors advance minimum royalty payments of $2,000 annually. In the event that the Claims become producing claims, SRC will pay the Lessors a 3% royalty based upon gross revenue less deductions as provided in the Saunders Agreement. SRC may terminate the Saunders Agreement at any time by giving 60 days advance written notice to the Lessors.

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

On July 26, 2012, the Company engaged Harris Exploration Drilling and Associates Inc. to conduct professional drilling services and related activities at SRC’s Kope Scheelite project at an estimated cost of $175,000. As of September 30, 2012, the Company had paid $79,429.69 for this contract that includes a deposit of $15,000.00 to be credited to the Company at the end of the project.

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the three-month periods ended September 30, 2012, and September 30, 2011, were $5,899 and $7,995, respectively. As of September 30, 2012, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2013, June 30, 2014, and June 30, 2015, are $19,491, $11,691, and $0, respectively.

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

The Company is also required to pay on or before November 1st of each year, annual fees to counties in Nevada in which the claims are held. In October 2012, the Company paid $11,686 to seven counties in Nevada for annual claims-related fees.

The Company also holds certain patented claims and leases other patented claims in Nevada. A patented claim is fee simple title to the property. Patented claims are subject to taxes assessed by the local community based on assessment rates set annually.

The Company holds certain mineral exploration permits issued by the State of Arizona in 2010, which have a term of one year from the date of issuance. The permits may be renewed for up to four additional one-year terms for a total of five years and give the holder thereof an exclusive right to explore for minerals within the land covered by such permit and to apply for mineral leases to such land. The holder of a permit may remove from the land only the amount of material required for sampling and testing and is responsible for any damage or destruction caused by the holder’s exploration activities. The holder of a permit is entitled to ingress and egress to the covered site along routes approved by the Arizona State Land Department. IMC US has posted a bond required by the state of Arizona to back any reclamation required as a result of exploration activities performed. The permit is renewable if the holder has expended not less than $10.00 per acre during each of the first two year-long terms and $20.00 per acre during each of the next three year-long terms. Each permit fee is $500 per year plus $2.00 per acre for the first two years and $1.00 per acre per year for the following three years. Upon termination of a mineral exploration permit, the state of Arizona is entitled to the information collected by the permit holder. In the event that a permit holder discovers a valuable mineral deposit, the permit holder may apply to the Arizona State Land Department for a mineral lease having an initial term of 20 years and then renewable for an additional 20-year term. A permit holder shall be the preferred recipient of the mineral lease, provided that all applicable requirements are met. A mineral lease entitles the lessee to develop and establish a mine on the leased premises, provided that all necessary approvals of a mine plan are obtained.

Each of the Company’s quarry leases located in Manitoba, Canada is renewable annually upon payment of rent to the province of Manitoba in the amount of CDN$24 per hectare or fraction thereof. During the fiscal year ended June 30, 2012, the Company paid CDN$57,504 in rent for these leases.

Cash Requirements

At September 30, 2012, the Company had cash and cash equivalents of $977,119, short-term investments of $33,751, marketable securities of $62,297 and prepaid expenses and other receivables of $97,927 for total current assets of $1,171,094.

During the twelve month period ending June 30, 2013, the Company expects to incur approximately $200,000 in expenses in connection with its Blue Nose limestone project and plans to incur additional expenses related to other limestone projects. During the same twelve month period, the Company also expects to incur approximately $300,000 of project expenses in connection with its Kope Scheelite precious metals project. Our ability to incur Project expenses is subject to permitting programs with the Bureau of Land Management and results of drilling as it progresses. The Company has no firm commitment for additional financing and may not be able to incur all of the Project and General and administration expenses planned in the current fiscal year without raising additional capital.

Subsequent Events

Effective October 1, 2012 the Company appointed Mason Douglas as its Chief Executive Officer. Mr. Douglas is also the President and a Director of the Company. In connection with the appointment, the consulting services agreement between the Company and a Canadian corporation that is controlled by Mr. Douglas was amended to provide annual compensation by the Company of $155,000.00, payable in 12 equal monthly installments. Also effective October 1, 2012 the Company accepted the resignation of Todd D. Montgomery as its Chief Executive Officer. Mr. Montgomery will continue to serve as a Director of the Company.

On October 8, 2012 the Company granted options to an employee to purchase up to 125,000 Common Shares at an exercise price of CDN$0.10 per share. These options were granted in accordance with the terms of the Company’s 2011 Stock Option Plan and vest at a rate of one twelfth (1/12) each month until fully vested. The options granted have a term of 10 years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

CONTROLS AND PROCEDURES

Based on an evaluation, conducted by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of September 30, 2012, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

Changes in Internal Controls

During the quarter ended September 30, 2012, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.	WE WILL NEED TO RAISE ADDITIONAL FINANCING TO COMPLETE FURTHER EXPLORATION.

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

Due to the fact that we are an exploration stage company and have no established source of revenues, the report from Schwartz Levitsky Feldman llp, our independent registered public accounting firm, regarding our consolidated financial statements for the fiscal year ended June 30, 2012 includes an explanatory paragraph stating that the financial statements were prepared assuming we will continue as a going concern. The existence of the “going concern” comment in our auditor’s report may make it more difficult for us to obtain additional financing. In the event that we are unable to raise additional capital, as to which there can be no assurance, we may not be able to continue our operations.

4.	WE HAVE NO RESERVES AND WE MAY FIND THAT OUR PROPERTIES ARE NOT COMMERCIALLY VIABLE.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $21,489,355 from inception to September 30, 2012, and incurred losses of $668,538 during the three-month period ended September 30, 2012. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; or (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations.

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

11.	CURRENT LEVELS OF MARKET VOLATILITY COULD HAVE ADVERSE IMPACTS.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	10.1	Amendment dated October 1, 2012 to Consulting Services Agreement with 1408943 Alberta Corporation dated as of June 23, 2008

(b)	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

	32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	In addition, the following are incorporated by reference:

Current Report on Form 8-K “Item 5.02: Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers: Compensatory Arrangements of Certain Officers”, dated October 1, 2012

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INFRASTRUCTURE MATERIALS CORP.

Dated: November 9, 2012	By:/s/ Anne Macko
Anne Macko, Secretary