Form 10-Q
period 2012-12-31
INFRASTRUCTURE MATERIALS CORP.
filed 2013-02-13
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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
Yes [ x ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ x ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ x ]

The number of shares of registrant’s common stock outstanding as of January 31, 2013 was 98,935,486.

INFRASTRUCTURE MATERIALS CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012
TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

CONTENTS
Interim Consolidated Balance Sheets as of December 31, 2012 (unaudited) and June 30, 2012 (audited)	4
Interim Consolidated Statements of Operations and Comprehensive Loss for the six-months and three-months ended December 31, 2012 and December 31, 2011, and for the period from inception to December 31, 2012	5
Interim Consolidated Statements of Changes in Stockholders' Equity for the six-months ended December 31, 2012 and for the period from inception to December 31, 2012	6
Interim Consolidated Statements of Cash Flows for the six-months ended December 31, 2012 and December 31, 2011, and for the period from inception to December 31, 2012	7
Condensed Notes to Interim Consolidated Financial Statements	8 - 25

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Balance Sheets as at
December 31, 2012 and June 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	December 31	June 30,
	2012	2012
	$	$
	(unaudited)	(audited)
ASSETS
Current
Cash and cash equivalents	401,048	1,533,139
Short term investments	33,762	33,716
Marketable securities (Note 9)	57,165	45,181
Prepaid expenses and other receivables	84,871	14,479

Total Current Assets	576,846	1,626,515

Restricted Cash (Note 5)	82,500	82,500
Reclamation Deposit (Note 6)	240,805	240,805

Plant and Equipment, net (Note 7)	661,181	713,569
Mineral Property Interests (Note 8)	-	514,525

Total Assets	1,561,332	3,177,914

LIABILITIES
Current
Accounts payable	16,781	105,219
Accrued liabilities	40,463	58,963

Total Current Liabilities	57,244	164,182

Deferred Revenue (Note 9)	264,960	193,593
Asset Retirement Obligation (Note 10)	25,935	24,699

Total Liabilities	348,139	382,474

Going Concern (Note 3)
Commitments and Contingencies (Note 13)
Related Party Transactions (Note 14)
Subsequent Events (Note 15)

STOCKHOLDERS' EQUITY
Capital Stock (Note 11)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 98,935,486 issued and outstanding (June 30, 2012 – 98,935,486)	9,894	9,894
Additional Paid -in Capital	23,866,687	23,694,775
Accumulated Other Comprehensive Loss (Note 9)	(97,795)	(88,412)
Deficit Accumulated During the Exploration Stage	(22,565,593)	(20,820,817)

Total Stockholders' Equity	1,213,193	2,795,440

Total Liabilities and Stockholders' Equity	1,561,332	3,177,914

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Operations and Comprehensive Loss
For the six-months and three-months ended December 31, 2012 and December 31, 2011 and the period from Inception (June 3, 1999) to December 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the	For the	For the
		six months	six months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	December 31,	December 31,	December 31,	December 31,
	inception	2012	2011	2012	2011
	$	$	$	$	$
Operating Expenses

General and administration	10,367,065	503,511	330,132	259,607	114,045
Project expenses	11,178,294	673,364	170,098	275,383	31,041
Impairment loss on mineral property interests (Note 8)	514,525	514,525	-	514,525	-
Depreciation	1,214,867	53,604	62,179	26,825	31,089

Total Operating Expenses	23,274,751	1,745,004	562,409	1,076,340	176,175

Loss from Operations	(23,274,751)	(1,745,004)	(562,409)	(1,076,340)	(176,175)
Other income-interest	387,297	228	288	102	137
Other income-gain on termination of option agreement	175,050	-	-	-	-
Other income-gain on bargain purchase (Note 8)	238,645	-	-	-	-
Interest Expense	(91,834)	-	(1,381)	-	(965)

Loss before Income Taxes	(22,565,593)	(1,744,776)	(563,502)	(1,076,238)	(177,003)

Provision for income taxes	-	-	-	-	-

Net Loss	(22,565,593)	(1,744,776)	(563,502)	(1,076,238)	(177,003)

Unrealized loss on marketable securities (Note 9)		(9,383)	(54,437)	(5,132)	(48,568)

Comprehensive Loss		(1,754,159)	(617,939)	(1,081,370)	(225,571)

Loss per Weighted Average Number of Shares Outstanding -Basic and Fully Diluted		(0.02)	(0.01)	(0.01)	-

Weighted Average Number of Shares Outstanding During the Periods -Basic and Fully Diluted		98,935,486	73,920,363	98,935,486	77,457,225

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Financial Statements of Changes in Stockholders’ Equity
For the six-months ended December 31, 2012
and for the period from Inception (June 3, 1999) to December 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

					Deficit
					Accumulated	Accumulated
	Common Stock		Additional	Deferred	during the	Other	Total
	Number		Paid-in	Stock	Exploration	Comprehensive	Stockholders'
	of Shares	Amount	Capital	Compensation	Stage	Loss	Equity
		$	$	$	$	$	$
For the period from inception (June 3, 1999) through July 1, 2004	1	-	5,895		(5,895)		-
Net (loss)	-	-	910		(910)		-
Balance June 30, 2005 (audited)	1	-	6,805	-	(6,805)		-
Contribution to additional paid-in capital	-	-	3,024				3,024
Cancelled shares	(1)	-	(1)				(1)
Common shares issued for nil consideration	14,360,000	1,436	(1,436)		-		-
Common shares issued for cash	2,050,000	205	414,795		-		415,000
Subscription for stock			300,000		-		300,000
Stock issuance cost	-	-	(24,500)		-		(24,500)
Net loss for the year	-	-	-		(87,574)		(87,574)
Balance June 30, 2006 (audited)	16,410,000	1,641	698,687	-	(94,379)		605,949

Common shares issued for cash	3,395,739	340	548,595		-		548,935
Common shares issued to agents in lieu of commission for placement of common shares and convertible debentures	1,064,000	106	265,894		-		266,000
Common shares issued for acquisition of interests in mineral claims	3,540,600	354	884,796		-		885,150
Common shares issued for acquisition of interests in mineral claims	1,850,000	185	462,315		-		462,500
Common shares issued for acquisition interests in a refinery	88,500	9	22,116		-		22,125
Common shares issued for purchase of a mill with capital equipment	6,975,000	697	1,743,053		-		1,743,750
Stock issuance cost			(59,426)				(59,426)
Stock based compensation			30,026				30,026
Net loss for the year		-	-	-	(2,845,424)		(2,845,424)
Balance June 30, 2007 (audited)	33,323,839	3,332	4,596,056	-	(2,939,803)		1,659,585

Common stock issued to consultants	3,000,000	300	2,249,700	(1,875,000)	-		375,000
Stock based compensation		-	139,272		-		139,272
Warrant modification expense			844,423				844,423
Conversion of convertible debentures with accrued interest	7,186,730	719	3,590,801	-	-		3,591,520
Common shares issued for acquisition of interests in mineral claims	175,000	18	104,982				105,000
Common stock issued to a consultant	100,000	10	57,990				58,000
Amortization of deferred stock compensation				562,500			562,500
Net loss for the year					(4,635,465)		(4,635,465)
Balance June 30, 2008 (audited)	43,785,569	4,379	11,583,224	(1,312,500)	(7,575,268)		2,699,835

Common shares issued for cash (net)	7,040,000	704	3,372,296	-	-		3,373,000
Common stock issued to a consultant	75,000	7	43,493	-	-		43,500
Common stock issued on acquisition of a subsidiary	397,024	40	31,722	-	-		31,762
Common shares issued on warrant exercises	8,900,907	890	2,224,337	-	-		2,225,227
Stock based compensation			814,050				814,050
Warrant modification expense			346,673				346,673
Amortization of deferred stock compensation				1,125,000			1,125,000
Net loss for the year					(6,045,477)		(6,045,477)
Balance June 30, 2009 (audited)	60,198,500	6,020	18,415,795	(187,500)	(13,620,745)		4,613,570

Common shares issued for cash	6,973,180	697	1,603,134				1,603,831
Common stock issued on acquisition of a subsidiary	1,021,777	102	275,778				275,880
Stock based compensation			216,751				216,751
Amortization of deferred stock compensation				187,500			187,500
Net loss for the year					(3,314,953)		(3,314,953)
Balance June 30, 2010 (audited)	68,193,457	6,819	20,511,458	-	(16,935,698)		3,582,579

Common shares issued for cash	2,083,333	209	499,791				500,000
Stock based compensation			101,503				101,503
Common stock options exercised	50,000	5	7,495				7,500
Net loss for the year					(2,523,079)		(2,523,079)
Balance June 30, 2011 (audited)	70,326,790	7,033	21,120,247	-	(19,458,777)		1,668,503

Common shares issued for cash (net)	26,000,000	2,600	2,212,799	-	-		2,215,399
Preferred shares converted to common shares	2,608,696	261	299,739				300,000
Stock based compensation			61,990				61,990
Unrealized loss on marketable securities						(88,412)	(88,412)
Net loss for the period					(1,362,040)		(1,362,040)
Balance June 30, 2012 (audited)	98,935,486	9,894	23,694,775	-	(20,820,817)	(88,412)	2,795,440

Stock based compensation			171,912				171,912
Unrealized loss on marketable securities						(9,383)	(9,383)
Net loss for the period					(1,744,776)		(1,744,776)
Balance December 31, 2012 (unaudited)	98,935,486	9,894	23,866,687	-	(22,565,593)	(97,795)	1,213,193

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Cash Flows
For the six-months ended December 31, 2012 and December 31, 2011 and for the period from Inception (June 3, 1999) to December 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Cumulative	For the six	For the six
	Since	months ended	months ended
	Inception	December 31, 2012	December 31, 2011
	$	$	$
Cash Flows from Operating Activities
Net loss	(22,565,593)	(1,744,776)	(563,502)
Adjustment for:
Depreciation	1,214,867	53,604	62,179
Amortization of debt issuance cost	247,490	-	-
Loss on disposal of plant and equipment	10,524	-	-
Gain on Bargain Purchase (Note 8)	(238,645)	-	-
Termination of Option Agreement	(175,050)	-	-
Stock based compensation	1,535,504	171,912	-
Impairment loss on mineral property interests (Note 8)	514,525	514,525
Warrant modification expense	1,191,096	-	-
Shares issued for mineral claims, as part of project expenses	1,452,650	-	-
Shares issued for consultant services expensed	2,351,500	-	-
Shares issued on acquisition of subsidiary	31,762	-	-
Accretion of Asset Retirement Obligation (Note 10)	25,935	1,236	1,122
Interest on convertible debentures	90,453	-	-
Changes in non-cash working capital
Prepaid expenses and other receivables	(84,871)	(70,392)	(20,624)
Accounts payable	16,781	(88,438)	68,424
Accrued liabilities	40,904	(18,500)	(73,957)

Net cash used in operating activities	(14,340,168)	(1,180,829)	(526,358)

Cash Flows from Investing Activities
Decrease (Increase) in Short-term investments	(33,762)	(46)	49,935
Increase in Reclamation Deposit	(240,805)	-	-
Increase in Restricted Cash	(82,500)	-	-
Cash received for option on claims and included in Deferred revenue (Note 9)*	110,000	50,000	210,050
Cash received for termination of Option Agreement	175,050	-	-
Acquisition of plant and equipment for cash	(123,031)	(1,216)	(727)
Proceeds from sale of plant and equipment	2,500	-	-

Net cash provided (used) in investing activities	(192,548)	48,738	259,258

Cash Flows from Financing Activities
Issuance of common shares for cash (net)	9,109,970	-	2,215,399
Issuance, for cash, of preferred shares later converted to common shares	300,000	-	-
Issuance of common shares for warrant exercises	2,225,227	-	-
Issuance of common shares for option exercise	7,500	-	-
Issuance of promissory note	100,000	-	100,000
Repayment of promissory note	(100,000)	-	(100,000)
Issuance of convertible debentures subsequently converted to cash	3,501,067	-	-
Stock and debenture placement commissions paid in cash	(210,000)	-	-

Net cash provided by financing activities	14,933,764	-	2,215,399

Net Change in Cash	401,048	(1,132,091)	1,948,299

Cash - beginning of period	-	1,533,139	317,912

Cash - end of period	401,048	401,048	2,266,211

Supplemental Cash Flow Information

Interest Paid	1,381	-	1,381

Income taxes paid	-	-	-

* Excludes receipt of marketable securities for $154,960, being a non-cash item included in Deferred Revenue

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Infrastructure Materials Corp. (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles; however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at December 31, 2012 and June 30, 2012, the results of its operations for the three and six month periods ended December 31, 2012 and December 31, 2011, and its cash flows for the six-month periods ended December 31, 2012 and December 31, 2011. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six-month period ended December 31, 2012 are not necessarily indicative of results to be expected for the full year.

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
December 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation – Cont’d

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (ASU 2011-05), which eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, in December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12), which indefinitely defers the requirement in ASU 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The Company adopted this standard during the first quarter ended September 30, 2012. The adoption of this standard did not have a significant impact on these consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. The standard is effective for financial statements of periods beginning after September 15, 2012, with early adoption permitted. The adoption of this standard did not have a significant impact on our financial position or results of operations.

Recently Issued Accounting Standards

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update) in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a significant impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update (ASU) 2012-04, Technical Corrections and Improvements in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a significant impact on our financial position or results of operations.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

2.	Nature of Business and Operations

The Company’s focus is on the exploration and development, if feasible, of limestone, silver and other metals from its claims in the States of Nevada and Arizona.

The Company is an exploration stage company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force ("EITF") Issue 04-2. The Company assesses the carrying costs for impairment under ASC 360 and evaluates its carrying value under ASC 930 at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. In February 2010 the Company capitalized $514,525 as Mineral Property Interests and has written off all other property payments to project expenses as impaired costs. The previously capitalized Mineral Property Interests were written off as impaired costs in December 2012 as discussed in Note 8, Mineral Property Interests.

To date, mineral property exploration costs have been expensed as incurred. To date the Company has not established any proven or probable reserves on its mineral properties.

The Company’s United States limestone assets are held by its wholly owned subsidiary, IMC US, a Nevada corporation that was acquired as of November 2008. As of the date of the financial statements, IMC US controls 5 limestone Projects in Nevada, made up of 543 mineral claims covering approximately 11,218 acres on land owned or controlled by the United States Department of Interior Bureau of Land Management (“BLM”). IMC US has also acquired 100% of the Mineral Rights on an additional 1,120 acres, 50% of the Mineral Rights on 7,400 acres, and 25% of the Mineral Rights on 160 acres. IMC US also holds 6 mineral exploration permits covering approximately 3,507 acres at one project in the State of Arizona.

On December 18, 2008, the Company incorporated a second wholly owned subsidiary in the State of Delaware under its former name, “Silver Reserve Corp.” (referred to herein as “SRC”). The Company assigned all fourteen of its silver/base metal projects in Nevada to SRC. As of June 1, 2010, SRC terminated its interests in one of the projects. As of the date of the financial statements, the remaining thirteen projects contain 591 mineral claims covering approximately 12,179 acres on BLM land and 14 patented claims and 8 leased patented claims covering approximately 403 acres. SRC also has a milling facility located in Mina, Nevada on six mill site claims covering 30 acres.

In December 2009, the Company further expanded its limestone exploration activities by acquiring CIC, a Canadian corporation, as its wholly owned subsidiary, which controlled 95 limestone quarry leases issued by the province of Manitoba, Canada, covering 6,090 hectares (15,049 acres). The Company acquired CIC pursuant to a Share Exchange Agreement (the “CIC Agreement”) between the Company, CIC and Todd D. Montgomery dated as of December 15, 2009. Mr. Montgomery was the sole shareholder of CIC. Because Mr. Montgomery was also the Company’s Chief Executive Officer and a member of its Board of Directors, the CIC Agreement was approved by the disinterested members of the Company’s Board of Directors on November 27, 2009, after obtaining an independent appraisal and market study for the properties. Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 shares of common stock of the Company (a “Common Share” or “Common Shares”). The CIC Agreement closed on February 9, 2010. In January 2011 and May 2011, the Company decided to forfeit a total of 60 quarry leases covering approximately 3,709 hectares (9,166 acres). As of the date of the financial statements, CIC controlled 35 quarry leases, covering approximately 2,381 hectares (5,883 acres). In February 2013, the Company forfeited the remaining 35 quarry leases. Also see Note 8, Mineral Property Interests.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

2.	Nature of Business and Operations – Cont’d

The Company has not yet determined that any of its claims, mineral rights or mineral exploration permits can be economically developed and has expensed related costs to project expense. The Company’s assessment of the claims, mineral exploration permits and mineral rights may change after further exploration.

3.	Going Concern

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $22,565,593 from inception to December 31, 2012. The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no source of operating revenue and expects to incur significant expenses before establishing operating revenue. Due to continuing operating losses and cash outflows from continuing operations, the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. In the event that the Company is unable to raise additional capital, as to which there is no assurance, the Company will not be able to continue doing business. The Company’s future success is dependent upon its continued ability to raise sufficient capital, not only to finance its operating expenses, but to continue its exploration activities and its assessments of the commercial viability of its claims. There is no assurance that such capital will be available on acceptable terms, if at all, or that the Company will attain profitable levels of operation.

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

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.	Fair Value of Financial Instruments

The fair values of financial assets measured at the balance sheet date of December 31, 2012 were as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	401,048	401,048
Short term investments	33,762	33,762
Marketable securities	57,165	57,165
Restricted Cash	82,500	82,500

The fair values of financial assets measured at the balance sheet date of June 30, 2012 were as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	1,533,139	1,533,139
Short term investments	33,716	33,716
Marketable securities	45,181	45,181
Restricted Cash	82,500	82,500

5.	Restricted Cash

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
December 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Plant and Machinery	15%	declining balance method
Tools	25%	declining balance method
Vehicles	20%	declining balance method
Consumables	50%	declining balance method
Molds	30%	declining balance method
Mobile Equipment	20%	declining balance method
Factory Buildings	5%	declining balance method

	December 31, 2012		June 30, 2012
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Computer equipment	25,729	11,634	24,513	9,308
Office, furniture and fixtures	3,623	2,484	3,623	2,358
Plant and Machinery	1,514,511	970,497	1,514,511	926,387
Tools	11,498	7,101	11,498	6,474
Vehicles	76,928	52,767	76,928	50,082
Consumables	64,197	63,320	64,197	63,027
Moulds	900	804	900	787
Mobile Equipment	73,927	55,641	73,927	53,609
Factory Buildings	74,849	20,733	74,849	19,345
	1,846,162	1,184,981	1,844,946	1,131,377

Net carrying amount		661,181		713,569

During the six months ended December 31, 2012, the Company recorded depreciation expense of $53,604. During the twelve months ended June 30, 2012, the Company recorded depreciation expense of $125,401.

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
December 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.	Mineral Property Interests – Cont’d

The Company accounted for the acquisition of CIC as a business combination under the acquisition method as discussed in FASB ASC Topic 805. ASC 805 requires acquisition-date fair value measurement of identifiable assets, liabilities assumed and non-controlling interests in the acquiree. The only assets acquired were CIC’S quarry leases having a fair value of $514,525 (CDN $550,000) that were recorded as an asset, “Mineral Property Interests,” on the date of acquisition. The Company obtained an independent appraisal and market study to determine the fair value of the quarry leases acquired. The stock of the Company traded at $0.27 per share on February 9, 2010, and the Company recorded a $275,880 increase in shareholders’ equity reflecting the issuance of 1,021,777 Common Shares in exchange for all issued and outstanding shares of CIC. There were no liabilities recorded in the financial records of CIC as of the date of acquisition. Further, the Company acquired all the issued and outstanding shares of CIC, resulting in the absence of non-controlling interests in the acquiree yielding a bargain purchase price of $238,645 that has been recorded as Other Income in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Costs incurred in connection with the acquisition were expensed.

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

During and subsequent to the quarter ended December 31, 2012 the Company performed a full review of CIC’s quarry leases. This review considered the exploration potential of the area, the current probable mineral reserves and resources, if any, regional competition, the cost to maintain control of the quarry leases, the projected operating costs to undertake exploration activities in light of the Company’s available cash and the condition of capital markets to fund those operating costs, and the effect of the regional and national economies on limestone prices. These served as inputs to determine which properties the Company considers economical to continue its exploration activities. As a result of these factors, the Company updated its mineral exploration plan and decided not to renew CIC’s quarry leases, which resulted in an impairment charge of $514,525.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Deferred Revenue, Marketable Securities and Accumulated Other Comprehensive Loss

On February 25, 2011, SRC entered into an option and joint venture agreement (the “Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project (the “NL Project”) for total consideration of $350,000 cash and 1,925,000 shares of IMMC’s common stock (the “Consideration”). The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47. Under the terms of the Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period. As of June 30, 2012, the Company had received Consideration of $193,593, consisting of 575,000 shares of IMMC with a fair market value of $133,593 that is recorded as Marketable Securities in the Company’s Consolidated Balance Sheets and $60,000 in cash. On September 6, 2012, the Company received Consideration of $71,367 consisting of 300,000 shares of IMMC’s common stock with a fair market value of $21,367 and $50,000 in cash. Because IMMI’s interest in the NL Project vests at the end of the five-year period, this Consideration is accounted for in the Consolidated Balance Sheets as Deferred Revenue, a non-current liability. The unrealized loss of $97,795 arising from the reduction in the market value of the Company’s shares of IMMC’s common stock as of December 31, 2012, is accounted for in the Stockholders’ Equity section of the Consolidated Balance Sheets as Accumulated Other Comprehensive Loss.

			Accumulated
			Other
	Deferred	Marketable	Comprehensive
	Revenue	Securities	Loss
Balance as of June 30, 2012	$193,593	$45,181	$(88,412)
Consideration received during the period ending December 31, 2012	71,367	21,367
Change in market value of securities for the period ending December 31, 2012		(9,383)	(9,383)
Balance as of December 31, 2012	$264,960	$57,165	$(97,795)

10.	Asset Retirement Obligation

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
December 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	Asset Retirement Obligation – Cont’d

At the end of each reporting period, ARO’s are equal to the present value of all estimated future costs required to remediate any ground disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. A liability for an asset retirement obligation may be incurred over more than one reporting period if the events that create the obligation occur over more than one reporting period. Any incremental liability incurred in a subsequent reporting period shall be considered to be an additional layer of the original liability. Each layer shall be initially measured at fair value. Included in this liability are the costs of reclamation and monitoring and maintenance costs. A discount rate of 10% was determined to be applicable. The Company recorded accretion expense of $2,244 for the year ended June 30, 2012, and $1,236 for the six-month period ended December 31, 2012. The Company’s entire ARO as of June 30, 2011, June 30, 2012 and December 31, 2012 relates to the Company’s Blue Nose project.

.

Balance as of June 30, 2012	$24,699
Increase in Asset Retirement Obligation	-
Accretion for the period ending December 31, 2012	1,236

Balance as of December 31, 2012	$25,935

11.	Issuance of Common Shares and Warrants

Six-month period ended December 31, 2012

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
December 31, 2012
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
December 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

12.	Stock Based Compensation – Cont’d

Six-month period ended December 31, 2012

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

For the six-month period ended December 31, 2012, the Company recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

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

								Stock-based
								compensation	Unexpended
								cost expensed	Stock-based
								during the six-	compensation
								month period	cost deferred
Risk free	Volatility	Expected	Forfeiture	Expected	Exercise	Total number of	Grant date	ended December	over the vesting
rate	factor	Dividends	rate	life	price	options granted	fair value	31, 2012	period

1.10%	180.37%	0%	0%	1 year	$0.10	350,000	$0.02	$3,266	$1,631
3.63%	155.72%	0%	0%	10 years	$0.10	8,375,000	$0.04	$165,754	$102,696
3.63%	168.86%	0%	0%	10 years	$0.10	125,000	$0.10	$2,892	$9,527

								$171,912	$113,854

As of December 31, 2012, there was $113,854 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the six-month period ended December 31, 2012 was $171,912.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

12.	Stock Based Compensation – Cont’d

The following table summarizes the options outstanding at December 31, 2012:

Outstanding at June 30, 2012 (audited)	9,225,000
Granted	125,000
Expired	(350,000)
Exercised	-
Forfeited	-
Cancelled	-
Outstanding at December 31, 2012	9,000,000
Exercisable at December 31, 2012	6,016,667

13.	Commitments and Contingencies

On August 1, 2006, the Company acquired the Pansy Lee Project from Anglo Gold Mining Inc. in exchange for 1,850,000 Common Shares pursuant to an Asset Purchase Agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”). Pursuant to the Pansy Lee Purchase Agreement, a 2% net smelter royalty pertains to 8 of the 30 claims in this project. In the event that any one or more of the 8 claims becomes a producing claim, our revenue is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue less deductions as provided in the Pansy Lee Purchase Agreement.

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”). The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years. Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement. As of December 31, 2012, the undertakings described in (1) and (3) above have been completed and the reclamation and remediation described in (2) above are in progress. The 25 Option Claims together with 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

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
December 31, 2012
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
December 31, 2012
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

On February 25, 2011, SRC entered into an option and joint venture agreement (the “IMMI Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project (the “NL Project”) for total consideration of $350,000 and 1,925,000 shares of IMMC’s common stock (the “Consideration”). The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47. Under the terms of the IMMI Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period. In the event of early termination, IMMI is not entitled to the return of Consideration previously paid to SRC. If the NL Project is determined to be economically feasible, based upon criteria contained in the IMMI Option Agreement, SRC will be required to fund its portion of an operating budget proposed by IMMI in order to retain its 15% interest in the NL Project and to acquire a 15% interest in IMMI’s Nivloc Mine Project (the NL Project and the Nivloc Mine Project, collectively, the “IMMI Project”). In the event that SRC decides not to fund its portion of the budget, its 15% interest would be forfeited, but SRC would be entitled to a 2% net smelter return royalty if and when the IMMI Project enters the production phase. Upon funding of the operating budget and SRC’s acquisition of a 15% interest in the IMMI Project, SRC and IMMI would enter into a joint venture agreement.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2012
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

Effective April 1, 2012, the Company entered into a consulting agreement (the “Teatyn Agreement”) with Teatyn Enterprises, Inc. (“Teatyn”) for Teatyn to provide the Company with certain investor relation services to the Company for a period of one year. The Teatyn Agreement may be terminated at any time upon 30-days prior written notice by either the Company or Teatyn or upon the occurrence of certain events as defined in the Teatyn Agreement. Under the terms of the Teatyn Agreement, Teatyn will receive a monthly fee of CDN$5,000 and options (the “Options”) to purchase up to 350,000 Common Shares at an exercise price of CDN$0.10 per share. The Options will vest at a rate of one twelfth (1/12) per month during the term of the Teatyn Agreement, such vesting subject to the terms of the Company’s Stock Option Plan as amended and the policies of the TSX Venture Exchange. Unexercised Options, if any, will terminate thirty (30) days following the expiry or termination of the Teatyn Agreement.

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
December 31, 2012
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

Effective as of June 23, 2008, the Company appointed Mason Douglas as President of the Company. Mr. Douglas is also a director of the Company. In connection with the appointment, the Company entered into a consulting services agreement with a Canadian corporation that is controlled by Mr. Douglas (the “Consulting Agreement”). The Consulting Agreement has a term of one year with subsequent automatic renewals. Either party may terminate the Consulting Agreement upon 90 days notice to the other party. During the term of the Consulting Agreement the Company will pay a monthly consulting fee and reimburse Mr. Douglas’ related business expenses. The Consulting Agreement permits Mr. Douglas to fulfill his duties for the Company from his office in Canada. Mr. Douglas does not receive a salary from the Company. Effective October 1, 2012 the Company appointed Mr. Douglas to also serve as its Chief Executive Officer. In connection with this appointment, the Consulting Agreement was amended to increase the consulting fee to $155,000 annually, payable in 12 equal monthly installments. Also effective October 1, 2012 the Company accepted the resignation of Todd D. Montgomery as its Chief Executive Officer. Mr. Montgomery will continue to serve as a Director of the Company.

On November 5, 2012, the Company engaged Geos Mining Mineral Consultants of New South Wales, Australia to prepare a Net Present Valuation (“NPV”) to develop a cement plant at the Company’s Blue Nose project. The estimated cost of the NPV was AUD$12,900. As of December 31, 2012, the Company had paid AUD$4,000 for this contract.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

13.	Commitments and Contingencies – Cont’d

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the six-month periods ended December 31, 2012, and December 31, 2011, were $12,165 and $15,467, respectively. As of December 31, 2012, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2013, June 30, 2014, and June 30, 2015, are $12,547, $11,795, and $382.42, respectively.

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
December 31, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.	Related Party Transactions

There are no amounts owed to or from related parties as of December 31, 2012, or June 30, 2012.

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the Company and the related parties.

Six-months ended December 31, 2012

A corporation owned and operated by the Company’s President and Chief Executive Officer who is also a member of the Company’s Board of Directors, received $70,002 for the his services.

A law firm, a partner of which is also a member of the Company’s Board of Directors, received $3,925 for legal services rendered and expenses incurred on behalf of the Company.

The Company’s Chief Financial Officer received $5,407 for consulting services provided to the Company.

The Company’s Corporate Secretary received $29,500 for administrative services provided to the Company.

Six-months ended December 31, 2011

A corporation owned and operated by the Company’s President who is also a member of the Company’s Board of Directors and who was appointed Chief Executive Officer on October 1, 2012, received $51,000 for the his services.

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

The Company recorded interest expense of $1,381 pursuant to a promissory note issued to a corporation that is owned and controlled by a member of the Company’s Board of Directors and who served as the Company’s Chief Executive Officer until October 1, 2012.

15.	Subsequent Event

On January 3, 2013 the Company accepted a proposal from Zonge International, Inc. to perform a Ground Magnetic Survey at the Company’s Kope Scheelite project at an estimated cost of $11,950.

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

FOR THE SIX-MONTH AND THREE-MONTH PERIODS ENDED DECEMBER 31, 2012

PLAN OF OPERATIONS

We will require additional capital to implement the further exploration and possible development of our projects. We expect to raise this capital through the sale of additional securities, through debt financing or some combination of the foregoing. We have limited assets and no mineral “reserves” in accordance with the definitions adopted by the Securities and Exchange Commission, and there is no assurance that any exploration programs that we undertake will establish reserves.

Discussion of Operations and Financial Condition

Six-Month and Three-Month Periods ended December 31, 2012

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $22,565,593 from inception to December 31, 2012. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional capital. We are continuing our efforts to raise additional capital and are moving forward with exploration of our projects.

The Company routinely reviews its interests in mineral properties, especially as deadlines approach for the expenditures that are required to retain those interests. The criteria that the Company considers include: (1) the exploration potential of the area, (2) the current probable mineral reserves and resources, if any, (3) existing and anticipated regional competition, (4) the cost to maintain control of the mineral properties, (5) the effect of regional and national economic conditions on commodity prices, (6) the availability of comparable mineral property interests in similar locations, and (7) the projected operating costs to undertake exploration activities in light of the Company’s available cash and the condition of capital markets to fund those operating costs. These criteria serve as inputs to determine which properties the Company considers economical to continue its exploration activities. During and subsequent to the quarter ended December 31, 2012 the Company performed a full review of the quarry leases held by its Canadian Infrastructure Corp. (“CIC”) subsidiary. As a result of these factors, the Company updated its mineral exploration plan and decided not to renew CIC’s quarry leases, which resulted in a charge of $514,525 that is reflected as an Operating Expense, Impairment loss on mineral property interests, in the Statements of Operations and Comprehensive Loss.

Corporate Structure

The following diagram illustrates the Company’s present structure and ownership of its mineral properties and Milling Facility:

The Company continues to look for opportunities to develop other mineral deposits of commodities in high demand or anticipated high demand. We continue to believe that the federal governments in the United States and Canada will embark on major infrastructure expenditures in the next 10 years creating a demand for cement that exceeds the current sources of supply in certain areas of the United States and Canada. Cement is made from limestone and we believe that many of our acquisitions in this area have significant potential.

We have continued to raise capital and are moving forward with exploration on our Projects. The Company is continuing its evaluation of the silver/base metal projects held by SRC. The Company has determined that the Kope Scheelite, Silver Queen and Klondyke Projects currently provide the best opportunity for development of resources that could go to production. While exploratory drilling programs are being developed, the Company is also considering joint ventures with third parties to further explore and develop, if warranted, those properties.

The Company also intends to continue to study and accumulate information about cement grade limestone properties in strategic locations with a view to filling an anticipated increased demand for cement in the United States, with a focus on the States of Nevada, California, Utah, Idaho and Arizona. Based on our evaluation of our seven Limestone Projects, we have determined that the Blue Nose and Morgan Hill Projects currently provide the best opportunity for development of resources that could go to production. Our efforts will be concentrated on our Blue Nose Property which shows the highest potential for development of a substantial cement grade limestone resource.

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

On August 16, 2012, 350,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

On October 8, 2012 the Company granted options to an employee to purchase up to 125,000 Common Shares at an exercise price of CDN$0.10 per share. These options were granted in accordance with the terms of the Company’s 2011 Stock Option Plan and vest at a rate of one twelfth (1/12) each month until fully vested. The options granted have a term of 10 years

SELECTED FINANCIAL INFORMATION

	Three months	Three months
	ended	ended
	December 31, 2012	December 31, 2011

Revenues	Nil	Nil
Net (Loss)	($1,076,238)	($177,003)
(Loss) per share-basic and diluted	(0.01)	-

	Six months	Six months
	ended	ended
	December 31, 2012	December 31, 2011

Revenues	Nil	Nil
Net (Loss)	($1,744,776)	($563,502)
(Loss) per share-basic and diluted	(0.02)	(0.01)

	As of	As of
	December 31, 2012	June 30, 2012

Total Assets	$1,561,332	$3,177,914
Total Liabilities	$348,139	$382,474
Cash dividends declared per share	Nil	Nil

Total assets as of December 31, 2012 include cash and cash equivalents of $401,048, short-term investments of $33,762, marketable securities of $57,165, prepaid expenses and other receivables of $84,871, restricted cash of $82,500, reclamation deposits of $240,805, and plant and equipment of $661,181, net of depreciation. As of June 30, 2012, total assets include cash and cash equivalents of $1,533,139, short-term investments of $33,716, marketable securities of $45,181, prepaid expenses and other receivables of $14,479, restricted cash of $82,500, reclamation deposits of $240,805, plant and equipment of $713,569, net of depreciation, and mineral property interests of $514,525.

The revenues and net loss (unaudited) of the Corporation for the quarter ended December 31, 2012 as well as the seven quarterly periods completed immediately prior thereto are set out below:

	For the	For the	For the	For the	For the	For the	For the	For the
	three months	three months	three months	three months	three months	three months	three months	three months
	ended	ended	ended	ended	ended	ended	ended	ended
	December	September	June	March	December	September	June	March
	2012	2012	2012	2012	2011	2011	2011	2011
	$	$	$	$	$	$	$	$

Revenues	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Net Loss	(1,076,238)	(668,538)	(438,177)	(360,361)	(177,003)	(386,499)	(265,364)	(544,731)

Loss per Weighted Average Number of Shares Outstanding -Basic and Fully Diluted	(0.01)	(0.01)	(0.01)	0.00	0.00	(0.01)	0.00	(0.01)

Revenues

No revenue was generated by the Company’s operations during the three-month and six-month periods ended December 31, 2012 and December 31, 2011. The Company is an exploration stage company and has not yet realized any revenue from its operations.

Net Loss

The Company’s expenses are reflected in the Statements of Operations and Comprehensive Loss under the category of Operating Expenses. To meet the criteria of United States generally accepted accounting principles (“GAAP”), all mineral property acquisition and exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as the FASB Emerging Issues Task Force ("EITF") Issue 04-2. The Company assesses the carrying costs for impairment under ASC 360 and evaluates its carrying value under ASC 930 at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. For the purpose of preparing financial information, all costs associated with a property that has the potential to add to the Company's proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserves is completed. Except for $514,525 capitalized as Mineral Property Interests in February 2010, no costs have been capitalized in the periods covered by these financial statements and the Company has written off all other property payments to project expenses as impaired costs. The previously capitalized Mineral Property Interests were written off as impaired costs in December 2012 as discussed earlier in this Item 2.

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administration Expense

Included in operating expenses for the three-month period ended December 31, 2012 is general and administration expense of $259,607 as compared with $114,045 for the three-month period ended December 31, 2011. During the six-month period ended December 31, 2012, general and administration expense was $503,511 as compared to $330,132 for the six-month period ended December 31, 2011. General and administration expense consists of professional, consulting, office and general and other miscellaneous costs. General and administration expense represents approximately 29% of the total operating expense for the six-month period ended December 31, 2012 and approximately 59% of the total operating expense for the six-month period ended December 31, 2011. General and administration expense increased by $173,379 in the current six-month period, as compared to the similar six-month period for the prior year. The increase in this expense is mainly due to increases in expenses for stock based compensation, investor relations and employee and officer compensation being offset only in part by decreased expenses in the current six-month period relating to the Company’s Common Shares being traded on exchanges in both the United States and Canada and the cost of a market study for cement during the similar six-month period for the prior year.

(b) Project Expense

During the three-month period ended December 31, 2012, project expense was $275,383 as compared to $31,041 for the three-month period ended December 31, 2011. During the six-month period ended December 31, 2012, project expense was $673,364 as compared to $170,098 for the six-month period ended December 31, 2011. Project expense represents approximately 39% of the total operating expenses for the six-month period ended December 30, 2012 and approximately 30% of the total operating expenses for the six-month period ended December 31, 2011. Project expense increased significantly during the three and six-month period ended December 31, 2012, primarily due to the Company conducting a drill program at its Kope Scheelite Project and the purchase by the Company of several patented claims.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow and cash in hand for the six-month periods:

	December 31, 2012	December 31, 2011

Cash and cash equivalents	$401,048	$2,266,211
Working capital	$519,602	$2,352,900
Cash (used) in operating activities	$(1,180,829)	$(526,358)
Cash provided in investing activities	$48,738	$259,258
Cash provided by financing activities	$-	$2,215,399

As of December 31, 2012 the Company had working capital of $519,602 as compared to $2,352,900 as of December 31, 2011.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2012 and December 31, 2011.

Contractual Obligations and Commercial Commitments

On August 1, 2006, the Company acquired the Pansy Lee Project from Anglo Gold Mining Inc. in exchange for 1,850,000 Common Shares pursuant to an Asset Purchase Agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”). Pursuant to the Pansy Lee Purchase Agreement, a 2% net smelter royalty pertains to 8 of the 30 claims in this project. In the event that any one or more of the 8 claims becomes a producing claim, our revenue is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue less deductions as provided in the Pansy Lee Purchase Agreement.

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”). The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years. Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement. As of December 31, 2012, the undertakings described in (1) and (3) above have been completed and the reclamation and remediation described in (2) above are in progress. The 25 Option Claims together with 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

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

On February 25, 2011, SRC entered into an option and joint venture agreement (the “IMMI Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project (the “NL Project”) for total consideration of $350,000 and 1,925,000 shares of IMMC’s common stock (the “Consideration”). The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47. Under the terms of the IMMI Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period. In the event of early termination, IMMI is not entitled to the return of Consideration previously paid to SRC. If the NL Project is determined to be economically feasible, based upon criteria contained in the IMMI Option Agreement, SRC will be required to fund its portion of an operating budget proposed by IMMI in order to retain its 15% interest in the NL Project and to acquire a 15% interest in IMMI’s Nivloc Mine Project (the NL Project and the Nivloc Mine Project, collectively, the “IMMI Project”). In the event that SRC decides not to fund its portion of the budget, its 15% interest would be forfeited, but SRC would be entitled to a 2% net smelter return royalty if and when the IMMI Project enters the production phase. Upon funding of the operating budget and SRC’s acquisition of a 15% interest in the IMMI Project, SRC and IMMI would enter into a joint venture agreement.

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

Effective April 1, 2012, the Company entered into a consulting agreement (the “Teatyn Agreement”) with Teatyn Enterprises, Inc. (“Teatyn”) for Teatyn to provide the Company with certain investor relation services to the Company for a period of one year. The Teatyn Agreement may be terminated at any time upon 30-days prior written notice by either the Company or Teatyn or upon the occurrence of certain events as defined in the Teatyn Agreement. Under the terms of the Teatyn Agreement, Teatyn will receive a monthly fee of CDN$5,000 and options (the “Options”) to purchase up to 350,000 Common Shares at an exercise price of CDN$0.10 per share. The Options will vest at a rate of one twelfth (1/12) per month during the term of the Teatyn Agreement, such vesting subject to the terms of the Company’s Stock Option Plan as amended and the policies of the TSX Venture Exchange. Unexercised Options, if any, will terminate thirty (30) days following the expiry or termination of the Teatyn Agreement.

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

Effective as of June 23, 2008, the Company appointed Mason Douglas as President of the Company. Mr. Douglas is also a director of the Company. In connection with the appointment, the Company entered into a consulting services agreement with a Canadian corporation that is controlled by Mr. Douglas (the “Consulting Agreement”). The Consulting Agreement has a term of one year with subsequent automatic renewals. Either party may terminate the Consulting Agreement upon 90 days notice to the other party. During the term of the Consulting Agreement the Company will pay a monthly consulting fee and reimburse Mr. Douglas’ related business expenses. The Consulting Agreement permits Mr. Douglas to fulfill his duties for the Company from his office in Canada. Mr. Douglas does not receive a salary from the Company. Effective October 1, 2012 the Company appointed Mr. Douglas to also serve as its Chief Executive Officer. In connection with this appointment, the Consulting Agreement was amended to increase the consulting fee to $155,000 annually, payable in 12 equal monthly installments. Also effective October 1, 2012 the Company accepted the resignation of Todd D. Montgomery as its Chief Executive Officer. Mr. Montgomery will continue to serve as a Director of the Company.

On November 5, 2012, the Company engaged Geos Mining Mineral Consultants of New South Wales, Australia to prepare a Net Present Valuation (“NPV”) to develop a cement plant at the Company’s Blue Nose project. The estimated cost of the NPV was AUD$12,900. As of December 31, 2012, the Company had paid AUD$4,000 for this contract.

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the six-month periods ended December 31, 2012, and December 31, 2011, were $12,165 and $15,467, respectively. As of December 31, 2012, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2013, June 30, 2014, and June 30, 2015, are $12,547, $11,795, and $382.42, respectively.

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

Cash Requirements

At December 31, 2012, the Company had cash and cash equivalents of $401,048 short-term investments of $33,762, marketable securities of $57,165 and prepaid expenses and other receivables of $84,871 for total current assets of $576,846.

During the twelve month period ending June 30, 2013, the Company expects to have incurred approximately $100,000 in expenses in connection with its Blue Nose limestone project and plans to incur additional expenses related to other limestone projects. During the same twelve month period, the Company also expects to have incurred approximately $600,000 of project expenses in connection with its Kope Scheelite precious metals project. Our ability to incur Project expenses is subject to permitting programs with the Bureau of Land Management and results of drilling as it progresses. The Company has no firm commitment for additional financing and may not be able to incur all of the Project and General and administration expenses planned in the current fiscal year without raising additional capital.

Subsequent Events

On January 3, 2013 the Company accepted a proposal from Zonge International, Inc. to perform a Ground Magnetic Survey at the Company’s Kope Scheelite project at an estimated cost of $11,950.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

CONTROLS AND PROCEDURES

Based on an evaluation, conducted by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of December 31, 2012, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

Changes in Internal Controls

During the quarter ended December 31, 2012, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $22,565,593 from inception to December 31, 2012, and incurred losses of $1,744,776 during the six-month period ended December 31, 2012. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; or (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations.

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

None.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INFRASTRUCTURE MATERIALS CORP.

Dated: February 13, 2013	By:/s/Anne Macko
Anne Macko, Secretary