Form 10-Q
period 2013-03-31
INFRASTRUCTURE MATERIALS CORP.
filed 2013-05-14
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes [_]      No [X]

The number of shares of registrant’s common stock outstanding as of April 30, 2013 was 98,935,486.

INFRASTRUCTURE MATERIALS CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

CONTENTS

Interim Consolidated Balance Sheets as of March 31, 2013 (unaudited) and June 30, 2012 (audited)	4

Interim Consolidated Statements of Operations and Comprehensive Loss for the nine-months and three-months ended March 31, 2013 and March 31, 2012, and for the period from inception to March 31, 2013	5

Interim Consolidated Statements of Changes in Stockholders' Equity for the nine-months ended March 31, 2013 and for the period from inception to March 31, 2013	6

Interim Consolidated Statements of Cash Flows for the nine-months ended March 31, 2013 and March 31, 2012, and for the period from inception to March 31, 2013	7

Condensed Notes to Interim Consolidated Financial Statements	8 - 26

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Balance Sheets as at
March 31, 2013 and June 30, 2012
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	March 31	June 30,
	2013	2012
	$	$
	(unaudited)	(audited)
ASSETS
Current
Cash and cash equivalents	148,091	1,533,139
Short term investments	-	33,716
Marketable securities (Note 9)	60,288	45,181
Prepaid expenses and other receivables	34,891	14,479

Total Current Assets	243,270	1,626,515

Restricted Cash (Note 5)	100,000	82,500
Reclamation Deposit (Note 6)	240,805	240,805

Plant and Equipment, net (Note 7)	634,311	713,569
Mineral Property Interests (Note 8)	-	514,525

Total Assets	1,218,386	3,177,914

LIABILITIES
Current
Accounts payable	15,268	105,219
Accrued liabilities	45,407	58,963

Total Current Liabilities	60,675	164,182

Deferred Revenue (Note 9)	264,960	193,593
Asset Retirement Obligation (Note 10)	26,553	24,699

Total Liabilities	352,188	382,474

Going Concern (Note 3)
Commitments and Contingencies (Note 13)
Related Party Transactions (Note 14)
Subsequent Events (Note 15)

STOCKHOLDERS' EQUITY
Capital Stock (Note 11)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 98,935,486 issued and outstanding (June 30, 2012 – 98,935,486)	9,894	9,894
Additional Paid-in Capital	23,952,456	23,694,775
Accumulated Other Comprehensive Loss (Note 9)	(94,672)	(88,412)
Deficit Accumulated During the Exploration Stage	(23,001,480)	(20,820,817)

Total Stockholders' Equity	866,198	2,795,440

Total Liabilities and Stockholders' Equity	1,218,386	3,177,914

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Operations and Comprehensive Loss
For the nine-months and three-months ended March 31, 2013 and March 31, 2012 and the period from Inception (June 3, 1999) to March 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the	For the	For the
		nine months	nine months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	March 31,	March 31,	March 31,	March 31,
	inception	2013	2012	2013	2012
	$	$	$	$	$
Operating Expenses

General and administration	10,650,365	786,811	528,085	283,300	197,953
Project expenses	11,304,117	799,187	301,263	125,823	131,165
Impairment loss on mineral property interests (Note 8)	514,525	514,525	-	-	-
Depreciation	1,241,737	80,474	93,557	26,870	31,378

Total Operating Expenses	23,710,744	2,180,997	922,905	435,993	360,496

Loss from Operations	(23,710,744)	(2,180,997)	(922,905)	(435,993)	(360,496)
Other income-interest	387,403	334	423	106	135
Other income-gain on termination of option agreement	175,050	-	-	-	-
Other income-gain on bargain purchase (Note 8)	238,645	-	-	-	-
Interest Expense	(91,834)	-	(1,381)	-	-

Loss before Income Taxes	(23,001,480)	(2,180,663)	(923,863)	(435,887)	(360,361)

Provision for income taxes	-	-	-	-	-

Net Loss	(23,001,480)	(2,180,663)	(923,863)	(435,887)	(360,361)

Unrealized gain (loss) on marketable securities (Note 9)		(6,260)	(70,185)	3,123	(15,748)

Comprehensive Loss		(2,186,923)	(994,048)	(432,764)	(376,109)

Loss per Weighted Average Number of Shares Outstanding
-Basic and Fully Diluted		(0.02)	(0.01)	-	-

Weighted Average Number of Shares Outstanding During the Periods
-Basic and Fully Diluted		98,935,486	82,198,095	98,935,486	98,935,486

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Financial Statements of Changes in Stockholders’ Equity
For the nine-months ended March 31, 2013
and for the period from Inception (June 3, 1999) to March 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

					Deficit
					Accumulated	Accumulated
	Common Stock		Additional	Deferred	during the	Other	Total
	Number		Paid-in	Stock	Exploration	Comprehensive	Stockholders'
	of Shares	Amount	Capital	Compensation	Stage	Loss	Equity
		$	$	$	$	$	$
For the period from inception (June 3, 1999) through July 1, 2004	1	-	5,895		(5,895)		-
Net (loss)	-	-	910		(910)		-
Balance June 30, 2005 (audited)	1	-	6,805	-	(6,805)		-
Contribution to additional paid-in capital	-	-	3,024				3,024
Cancelled shares	(1)	-	(1)				(1)
Common shares issued for nil consideration	14,360,000	1,436	(1,436)		-		-
Common shares issued for cash	2,050,000	205	414,795		-		415,000
Subscription for stock			300,000		-		300,000
Stock issuance cost	-	-	(24,500)		-		(24,500)
Net loss for the year	-	-	-		(87,574)		(87,574)
Balance June 30, 2006 (audited)	16,410,000	1,641	698,687	-	(94,379)		605,949

Common shares issued for cash	3,395,739	340	548,595		-		548,935
Common shares issued to agents in lieu of commission for placement of common shares and convertible debentures	1,064,000	106	265,894		-		266,000
Common shares issued for acquisition of interests in mineral claims	3,540,600	354	884,796		-		885,150
Common shares issued for acquisition of interests in mineral claims	1,850,000	185	462,315		-		462,500
Common shares issued for acquisition interests in a refinery	88,500	9	22,116		-		22,125
Common shares issued for purchase of a mill with capital equipment	6,975,000	697	1,743,053		-		1,743,750
Stock issuance cost			(59,426)				(59,426)
Stock based compensation			30,026				30,026
Net loss for the year		-	-	-	(2,845,424)		(2,845,424)
Balance June 30, 2007 (audited)	33,323,839	3,332	4,596,056	-	(2,939,803)		1,659,585

Common stock issued to consultants	3,000,000	300	2,249,700	(1,875,000)	-		375,000
Stock based compensation		-	139,272		-		139,272
Warrant modification expense			844,423				844,423
Conversion of convertible debentures with accrued interest	7,186,730	719	3,590,801	-	-		3,591,520
Common shares issued for acquisition of interests in mineral claims	175,000	18	104,982				105,000
Common stock issued to a consultant	100,000	10	57,990				58,000
Amortization of deferred stock compensation				562,500			562,500
Net loss for the year					(4,635,465)		(4,635,465)
Balance June 30, 2008 (audited)	43,785,569	4,379	11,583,224	(1,312,500)	(7,575,268)		2,699,835

Common shares issued for cash (net)	7,040,000	704	3,372,296	-	-		3,373,000
Common stock issued to a consultant	75,000	7	43,493	-	-		43,500
Common stock issued on acquisition of a subsidiary	397,024	40	31,722	-	-		31,762
Common shares issued on warrant exercises	8,900,907	890	2,224,337	-	-		2,225,227
Stock based compensation			814,050				814,050
Warrant modification expense			346,673				346,673
Amortization of deferred stock compensation				1,125,000			1,125,000
Net loss for the year					(6,045,477)		(6,045,477)
Balance June 30, 2009 (audited)	60,198,500	6,020	18,415,795	(187,500)	(13,620,745)		4,613,570

Common shares issued for cash	6,973,180	697	1,603,134				1,603,831
Common stock issued on acquisition of a subsidiary	1,021,777	102	275,778				275,880
Stock based compensation			216,751				216,751
Amortization of deferred stock compensation				187,500			187,500
Net loss for the year					(3,314,953)		(3,314,953)
Balance June 30, 2010 (audited)	68,193,457	6,819	20,511,458	-	(16,935,698)		3,582,579

Common shares issued for cash	2,083,333	209	499,791				500,000
Stock based compensation			101,503				101,503
Common stock options exercised	50,000	5	7,495				7,500
Net loss for the year					(2,523,079)		(2,523,079)
Balance June 30, 2011 (audited)	70,326,790	7,033	21,120,247	-	(19,458,777)		1,668,503

Common shares issued for cash (net)	26,000,000	2,600	2,212,799	-	-		2,215,399
Preferred shares converted to common shares	2,608,696	261	299,739				300,000
Stock based compensation			61,990				61,990
Unrealized loss on marketable securities						(88,412)	(88,412)
Net loss for the period					(1,362,040)		(1,362,040)
Balance June 30, 2012 (audited)	98,935,486	9,894	23,694,775	-	(20,820,817)	(88,412)	2,795,440

Stock based compensation			257,681				257,681
Unrealized loss on marketable securities						(6,260)	(6,260)
Net loss for the period					(2,180,663)		(2,180,663)
Balance March 31, 2013 (unaudited)	98,935,486	9,894	23,952,456	-	(23,001,480)	(94,672)	866,198

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Cash Flows
For the nine-months ended March 31, 2013 and March 31, 2013
and for the period from Inception (June 3, 1999) to March 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Cumulative	For the nine	For the nine
	Since	months ended	months ended
	Inception	March 31, 2013	March 31, 2012
	$	$	$
Cash Flows from Operating Activities
Net loss	(23,001,480)	(2,180,663)	(923,863)
Adjustment for:
Depreciation	1,241,737	80,474	93,557
Amortization of debt issuance cost	247,490	-	-
Loss on disposal of plant and equipment	10,524	-	-
Gain on Bargain Purchase (Note 8)	(238,645)	-	-
Termination of Option Agreement	(175,050)	-	-
Stock based compensation	1,621,273	257,681	-
Impairment loss on mineral property interests (Note 8)	514,525	514,525
Warrant modification expense	1,191,096	-	-
Shares issued for mineral claims, as part of project expenses	1,452,650	-	-
Shares issued for consultant services expensed	2,351,500	-	-
Shares issued on acquisition of subsidiary	31,762	-	-
Accretion of Asset Retirement Obligation (Note 10)	26,553	1,854	1,683
Interest on convertible debentures	90,453	-	-
Changes in non-cash working capital
Prepaid expenses and other receivables	(34,891)	(20,412)	71,007
Accounts payable	15,268	(89,951)	830
Accrued liabilities	45,848	(13,556)	(74,485)

Net cash used in operating activities	(14,609,387)	(1,450,048)	(831,271)

Cash Flows from Investing Activities
Decrease (Increase) in Short-term investments	-	33,716	49,911
Increase in Reclamation Deposit	(240,805)	-	-
Increase in Restricted Cash	(100,000)	(17,500)	-
Cash received for option on claims and included in Deferred revenue (Note 9)*	110,000	50,000	210,050
Cash received for termination of Option Agreement	175,050	-	-
Acquisition of plant and equipment for cash	(123,031)	(1,216)	(10,066)
Proceeds from sale of plant and equipment	2,500	-	-

Net cash provided (used) in investing activities	(176,286)	65,000	249,895

Cash Flows from Financing Activities
Issuance of common shares for cash (net)	9,109,970	-	2,215,399
Issuance, for cash, of preferred shares later converted to common shares	300,000	-	-
Issuance of common shares for warrant exercises	2,225,227	-	-
Issuance of common shares for option exercise	7,500	-	-
Issuance of promissory note	100,000	-	100,000
Repayment of promissory note	(100,000)	-	(100,000)
Issuance of convertible debentures subsequently converted to cash	3,501,067	-	-
Stock and debenture placement commissions paid in cash	(210,000)	-	-

Net cash provided by financing activities	14,933,764	-	2,215,399

Net Change in Cash	148,091	(1,385,048)	1,634,023

Cash - beginning of period	-	1,533,139	317,912

Cash - end of period	148,091	148,091	1,951,935

Supplemental Cash Flow Information

Interest Paid	1,381	-	1,381

Income taxes paid	-	-	-

* Excludes receipt of marketable securities for $154,960, being a non-cash item included in Deferred Revenue

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Infrastructure Materials Corp. (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (GAAP); however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at March 31, 2013 and June 30, 2012, the results of its operations for the three and nine month periods ended March 31, 2013 and March 31, 2012, and its cash flows for the nine-month periods ended March 31, 2013 and March 31, 2012. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the nine- month period ended March 31, 2013 are not necessarily indicative of results to be expected for the full year.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Infrastructure Materials Corp US (“IMC US”), Silver Reserve Corp. (“SRC”) and Canadian Infrastructure Corp. (“CIC”). All material inter-company accounts and transactions have been eliminated.

Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 amended Accounting Standards Codification 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (IFRSs). ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Disclosure requirements have been expanded to include additional information about transfers between level 1 and level 2 of the fair value hierarchy and level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements including: (a) the application of the highest and best use valuation premise concepts; (b) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity; and (c) quantitative information required for fair value measurements categorized within level 3. The Company adopted this standard during the first quarter ended September 30, 2012. The adoption of this standard did not have a significant impact on these consolidated financial statements.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation – Cont’d

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (ASU 2011- 05), which eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, in December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12), which indefinitely defers the requirement in ASU 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The Company adopted this standard during the first quarter ended September 30, 2012. The adoption of this standard did not have a significant impact on these consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to establish an optional two- step analysis for impairment testing of indefinite-lived intangibles other than goodwill. The standard is effective for financial statements of periods beginning after September 15, 2012, with early adoption permitted. The adoption of this standard did not have a significant impact on our financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to disclose additional information for items reclassified out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, entities are required to disclose the effect of the reclassification on each affected line item of net income. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures is required. This information may be provided either in the notes or parenthetically on the face of the statement that reports net income, provided that all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net income, if it has items that are not reclassified in their entirety into net income. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on the financial statements of the Company.

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
March 31, 2013
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

The Company’s United States limestone assets are held by its wholly owned subsidiary, IMC US, a Nevada corporation that was acquired in November 2008. As of the date of the financial statements, IMC US controls 5 limestone Projects in Nevada, made up of 543 mineral claims covering approximately 11,218 acres on land owned or controlled by the United States Department of Interior Bureau of Land Management (“BLM”). IMC US has also acquired 100% of the Mineral Rights on an additional 1,120 acres, 50% of the Mineral Rights on 7,400 acres, and 25% of the Mineral Rights on 160 acres. In March 2013, the Company cancelled its remaining 6 mineral exploration permits in the State of Arizona.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

2.	Nature of Business and Operations – Cont’d

On December 18, 2008, the Company incorporated a second wholly owned subsidiary in the State of Delaware under its former name, “Silver Reserve Corp.” (referred to herein as “SRC”). The Company assigned all fourteen of its silver/base metal projects in Nevada to SRC. As of June 1, 2010, SRC terminated its interests in one of the projects. As of the date of the financial statements, the remaining thirteen projects contain 741 mineral claims covering approximately 15,300 acres on BLM land and 14 patented claims and 8 leased patented claims covering approximately 400 acres. SRC also has a milling facility located in Mina, Nevada on six mill site claims covering 30 acres.

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

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $23,001,480 from inception to March 31, 2013. The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no source of operating revenue and expects to incur significant expenses before establishing operating revenue. Due to continuing operating losses and cash outflows from continuing operations, the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. In the event that the Company is unable to raise additional capital, as to which there is no assurance, the Company will not be able to continue doing business. The Company’s future success is dependent upon its continued ability to raise sufficient capital, not only to finance its operating expenses, but to continue its exploration activities and its assessments of the commercial viability of its claims. There is no assurance that such capital will be available on acceptable terms, if at all, or that the Company will attain profitable levels of operation.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

3.	Going Concern – Cont’d

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

4.	Fair Value of Financial Instruments

The fair values of financial assets measured at the balance sheet date of March 31, 2013 were as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	148,091	148,091
Short term investments	0	0
Marketable securities	60,288	60,288
Restricted Cash	100,000	100,000

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2013
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
March 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Plant and Machinery	15%	declining balance method
Tools	25%	declining balance method
Vehicles	20%	declining balance method
Consumables	50%	declining balance method
Molds	30%	declining balance method
Mobile Equipment	20%	declining balance method
Factory Buildings	5%	declining balance method

	March 31, 2013		June 30, 2012
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Computer equipment	25,729	12,866	24,513	9,308
Office, furniture and fixtures	3,623	2,548	3,623	2,358
Plant and Machinery	1,514,511	992,551	1,514,511	926,387
Tools	11,498	7,415	11,498	6,474
Vehicles	76,928	54,109	76,928	50,082
Consumables	64,197	63,466	64,197	63,027
Moulds	900	812	900	787
Mobile Equipment	73,927	56,657	73,927	53,609
Factory Buildings	74,849	21,427	74,849	19,345
	1,846,162	1,211,851	1,844,946	1,131,377

Net carrying amount		634,311		713,569

During the nine months ended March 31, 2013, the Company recorded depreciation expense of $80,474. During the twelve months ended June 30, 2012, the Company recorded depreciation expense of $125,401.

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
March 31, 2013
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
March 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Deferred Revenue, Marketable Securities and Accumulated Other Comprehensive Loss

On February 25, 2011, SRC entered into an option and joint venture agreement (the “Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project (the “NL Project”) for total consideration of $350,000 cash and 1,925,000 shares of IMMC’s common stock (the “Consideration”). The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47. Under the terms of the Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period. As of June 30, 2012, the Company had received Consideration of $193,593, consisting of 575,000 shares of IMMC with a fair market value of $133,593 that is recorded as Marketable Securities in the Company’s Consolidated Balance Sheets and $60,000 in cash. On September 6, 2012, the Company received Consideration of $71,367 consisting of 300,000 shares of IMMC’s common stock with a fair market value of $21,367 and $50,000 in cash. Because IMMI’s interest in the NL Project vests at the end of the five-year period, this Consideration is accounted for in the Consolidated Balance Sheets as Deferred Revenue, a non-current liability. The unrealized loss of $94,672 arising from the reduction in the market value of the Company’s shares of IMMC’s common stock as of March 31, 2013, is accounted for in the Stockholders’ Equity section of the Consolidated Balance Sheets as Accumulated Other Comprehensive Loss. Also see Note 13, Commitments and Contingencies.

			Accumulated
			Other
	Deferred	Marketable	Comprehensive
	Revenue	Securities	Loss
Balance as of June 30, 2012	$193,593	$45,181	$(88,412)
Consideration received during the period ending March 31, 2013	71,367	21,367
Change in market value of securities for the period ending March 31, 2013		(6,260)	(6,260)
Balance as of March 31, 2013	$264,960	$60,288	$(94,672)

10.	Asset Retirement Obligation

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
March 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	Asset Retirement Obligation – Cont’d

At the end of each reporting period, ARO’s are equal to the present value of all estimated future costs required to remediate any ground disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. A liability for an asset retirement obligation may be incurred over more than one reporting period if the events that create the obligation occur over more than one reporting period. Any incremental liability incurred in a subsequent reporting period shall be considered to be an additional layer of the original liability. Each layer shall be initially measured at fair value. Included in this liability are the costs of reclamation and monitoring and maintenance costs. A discount rate of 10% was determined to be applicable. The Company recorded accretion expense of $2,244 for the year ended June 30, 2012, and $1,854 for the nine-month period ended March 31, 2013. The Company’s entire ARO as of June 30, 2011, June 30, 2012 and March 31, 2013 relates to the Company’s Blue Nose project.

Balance as of June 30, 2012	$24,699
Increase in Asset Retirement Obligation	-
Accretion for the period ending March 31, 2013	1,854

Balance as of March 31, 2013	$26,553

11.	Issuance of Common Shares and Warrants

Nine-month period ended March 31, 2013

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
March 31, 2013
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
March 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

12.	Stock Based Compensation – Cont’d

Nine-month period ended March 31, 2013

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

For the nine-month period ended March 31, 2013, the Company recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

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

								Stock-based
								compensation cost
								expensed during	Unexpended Stock-
								the nine-month	based compensation
Risk free	Volatility	Expected	Forfeiture	Expected	Exercise	Total number of	Grant date	period ended	cost deferred over
rate	factor	Dividends	rate	life	price	options granted	fair value	March 31, 2013	the vesting period

1.10%	180.37%	0%	0%	1 year	$0.10	350,000	$0.02	$4,899	$-
3.63%	155.72%	0%	0%	10 years	$0.10	8,375,000	$0.04	$246,828	$21,622
3.63%	168.86%	0%	0%	10 years	$0.10	125,000	$0.10	$5,954	$6,465

								$257,681	$28,087

As of March 31, 2013, there was $28,087 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the nine-month period ended March 31, 2013 was $257,681.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

12.	Stock Based Compensation – Cont’d

The following table summarizes the options outstanding at March 31, 2013:

Outstanding at June 30, 2012 (audited)	9,225,000
Granted	125,000
Expired	(350,000)
Exercised	-
Forfeited	-
Cancelled	-
Outstanding at March 31, 2013	9,000,000
Exercisable at March 31, 2013	8,239,584

13.	Commitments and Contingencies

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

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”). The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years. Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement. As of March 31, 2013, the undertakings described in (1) and (3) above have been completed and the reclamation and remediation described in (2) above are in progress. The 25 Option Claims together with 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

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
March 31, 2013
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
March 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

13.	Commitments and Contingencies – Cont’d

Also as of January 15, 2010, IMC US entered into a Mineral Rights Agreement with Eugene M. Hammond, as seller (the “Hammond Mineral Rights Agreement”) pursuant to which the Company purchased a 25% interest in any and all minerals extracted from 160 acres (the “Hammond Mineral Rights Property”) covered by the Hammond Mineral Rights Agreement. The purchase price was $400. In addition, the seller is entitled to receive a royalty of $0.125 per ton on material mined and removed from the Hammond Mineral Rights Property. The Hammond Mineral Rights Agreement does not cover petroleum.

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
March 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

13.	Commitments and Contingencies – Cont’d

As of March 5, 2013, SRC executed a Sale and Purchase Agreement (the “Sale Agreement”) with IMMI to sell to IMMI (1) all of SRC’s interest in the NL Project and (2) all of its interest in the IMMI Option Agreement. Pursuant to the terms of the Sale Agreement, upon closing IMMI will pay SRC a purchase price of US$425,000 and the IMMI Option Agreement will terminate. Also, upon closing of the Sale Agreement, SRC will transfer 100% of its interest in the NL Project to IMMI. The closing is scheduled to occur on or before May 31, 2013, although the parties may change the closing date by mutual agreement. All Consideration paid by IMMI under the IMMI Option Agreement prior to closing will be retained by the Company.

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
March 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

13.	Commitments and Contingencies – Cont’d

Effective as of June 23, 2008, the Company appointed Mason Douglas as President of the Company. Mr. Douglas is also a director of the Company. In connection with the appointment, the Company entered into a consulting services agreement with a Canadian corporation that is controlled by Mr. Douglas (the “Consulting Agreement”). The Consulting Agreement has a term of one year with subsequent automatic renewals. Either party may terminate the Consulting Agreement upon 90 days notice to the other party. During the term of the Consulting Agreement the Company will pay a monthly consulting fee and reimburse Mr. Douglas’ related business expenses. The Consulting Agreement permits Mr. Douglas to fulfill his duties for the Company from his office in Canada. Mr. Douglas does not receive a salary from the Company. Effective October 1, 2012 the Company appointed Mr. Douglas to also serve as its Chief Executive Officer. In connection with this appointment, the Consulting Agreement was amended to increase the consulting fee to $155,000 annually, payable in 12 equal monthly installments. Also effective October 1, 2012 the Company accepted the resignation of Todd D. Montgomery as its Chief Executive Officer. Mr. Montgomery will continue to serve as a Director of the Company. By mutual agreement between the Company and Mr. Douglas, effective as of March 1, 2013, the consulting fee was changed to an annual rate of $93,000.

On March 19, 2013, the Company accepted a proposal from Great Basin Ecology, Inc. to perform a biological baseline survey of time sensitive resources in the area of the Company’s Clay Peters Project (referred to in prior filings as the “Kope Scheelite Project”) in order to develop an exploration plan of operations. The survey is estimated to cost approximately $24,000.

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the nine-month periods ended March 31, 2013, and March 31, 2012, were $18,438 and $21,479, respectively. As of March 31, 2013, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2013, June 30, 2014, and June 30, 2015, are $6,274, $11,795, and $382, respectively.

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
March 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.	Related Party Transactions

There are no amounts owed to or from related parties as of March 31, 2013, or June 30, 2012.

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the Company and the related parties.

Nine-months ended March 31, 2013

A corporation owned and operated by the Company’s President and Chief Executive Officer who is also a member of the Company’s Board of Directors, received $103,586 for his services.

A law firm, a partner of which is also a member of the Company’s Board of Directors, received $3,925 for legal services rendered and expenses incurred on behalf of the Company.

The Company’s Chief Financial Officer received $6,726 for consulting services provided to the Company.

The Company’s Corporate Secretary received $43,500 for administrative services provided to the Company.

Nine-months ended March 31, 2012

A corporation owned and operated by the Company’s President who is also a member of the Company’s Board of Directors and who was appointed Chief Executive Officer on October 1, 2012, received $78,417 for his services.

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

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

15.	Subsequent Events

On April 3, 2013 the Company accepted a proposal from Zonge International, Inc. to perform an Induced Polarization Survey at the Company’s Clay Peters Project for an estimated cost of approximately $28,000.

As of April 22, 2013, the Company borrowed $140,000 from Mont Strategies Inc., a corporation that is owned and controlled by a member of the Company’s Board of Directors. This demand loan was made pursuant to a promissory note that calls for all principal and interest to be paid upon demand. The principal amount of the promissory note bears interest at four percent (4%) per annum and may also be prepaid by the Company at any time without penalty. The Company intends to use the proceeds of the promissory note for working capital.

On April 23, 2013, the Company received a summons from the United State District Court listing the Company as a co-defendant in a lawsuit filed by the U.S. Attorney on behalf of the BLM seeking reimbursement for the cost of putting out a fire that occurred on May 8, 2008, and other non- quantified damages. The fire damaged approximately 451 acres of land administered by the BLM near Dayton, Nevada. The lawsuit alleges that the cost of putting out the fire was approximately $510,000. The Company has denied any responsibility for the fire and notified its liability insurance carrier. The Company has not accrued any costs for this claim in its financial statements.

In connection with the Buhrman Agreement, on April 30, 2013, the Company extended the Exploration License for an additional one-year period by making a payment of $30,000 to the Owner of the subject patented claims.

On April 30, 2013, 350,000 options issued in accordance with the Company’s 2011 Stock Option Plan expired.

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

FOR THE NINE-MONTH AND THREE-MONTH PERIODS ENDED MARCH 31, 2013

PLAN OF OPERATIONS

We will require additional capital to maintain our operations and implement the further exploration and possible development of our projects. We expect to raise this capital through the sale of additional securities, through short-term debt financing or some combination of the foregoing. We have limited cash to fund operations and have taken steps to reduce our operating costs. Management is actively pursuing working capital.

Discussion of Operations and Financial Condition

Nine-Month and Three-Month Periods ended March 31, 2013

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $23,001,480 from inception to March 31, 2013. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional capital. We are continuing our efforts to raise additional capital and are moving forward with exploration of our projects.

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

Corporate Structure

The following diagram illustrates the Company’s present structure and ownership of its mineral properties and Milling Facility:

The Company continues to look for opportunities to develop other mineral deposits of commodities in high demand or anticipated high demand. We continue to believe that the federal government in the United States will embark on major infrastructure expenditures in the next 10 years creating a demand for cement that exceeds the current sources of supply in certain areas of the United States. Cement is made from limestone and we believe that many of our acquisitions in this area have significant potential.

We have continued to raise capital and are moving forward with exploration on our Projects. The Company is continuing its evaluation of the silver/base metal projects held by SRC. The Company has determined that our Clay Peters (referred to in prior filings as “Kope Scheelite”), Silver Queen and Klondyke Projects currently provide the best opportunity for development of resources that could go to production. While exploratory drilling programs are being developed, including a 10,000-foot drill program at our Clay Peters Project, the Company is also considering joint ventures with third parties to further explore and develop, if warranted, those properties.

The Company also intends to continue to study and accumulate information about cement grade limestone properties in strategic locations with a view to filling an anticipated increased demand for cement in the United States, with a focus on the States of Nevada, California, Utah, Idaho and Arizona. Based on our evaluation of our five Limestone Projects, we have determined that the Blue Nose and Morgan Hill Projects currently provide the best opportunity for development of resources that could go to production.

Our efforts will be concentrated on our Blue Nose Property which we believe shows the highest potential for development of a substantial cement grade limestone resource.

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

SELECTED FINANCIAL INFORMATION

	Three months	Three months
	ended	ended
	March 31, 2013	March 31, 2012

Revenues	Nil	Nil
Net (Loss)	$(435,887)	$(360,361)
(Loss) per share-basic and diluted	0.00	0.00

	Nine months	Nine months
	ended	ended
	March 31, 2013	March 31, 2012

Revenues	Nil	Nil
Net (Loss)	$(2,180,663)	$(923,863)
(Loss) per share-basic and diluted	(0.02)	(0.01)

	As of	As of
	March 31, 2013	June 30, 2012

Total Assets	$1,218,386	$3,177,914
Total Liabilities	$352,188	$382,474
Cash dividends declared per share	Nil	Nil

Total assets as of March 31, 2013 include cash and cash equivalents of $148,091, marketable securities of $60,288, prepaid expenses and other receivables of $34,891, restricted cash of $100,000, reclamation deposits of $240,805, and plant and equipment of $634,311, net of depreciation. As of June 30, 2012, total assets include cash and cash equivalents of $1,533,139, short-term investments of $33,716, marketable securities of $45,181, prepaid expenses and other receivables of $14,479, restricted cash of $82,500, reclamation deposits of $240,805, plant and equipment of $713,569, net of depreciation, and mineral property interests of $514,525.

The revenues and net loss (unaudited) of the Corporation for the quarter ended March 31, 2013 as well as the seven quarterly periods completed immediately prior thereto are set out below:

	For the	For the	For the	For the	For the	For the	For the	For the
	three months	three months	three months	three months	three months	three months	three months	three months
	ended	ended	ended	ended	ended	ended	ended	ended
	March	December	September	June	March	December	September	June
	2013	2012	2012	2012	2012	2011	2011	2011
	$	$	$	$	$	$	$	$

Revenues	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Net Loss	(435,877)	(1,076,238)	(668,538)	(438,177)	(360,361)	(177,003)	(386,499)	(265,364)

Loss per Weighted Average Number of Shares Outstanding
-Basic and Fully Diluted	0.00	(0.01)	(0.01)	(0.01)	0.00	0.00	(0.01)	0.00

Revenues

No revenue was generated by the Company’s operations during the three-month and nine-month periods ended March 31, 2013 and March 31, 2012. The Company is an exploration stage company and has not yet realized any revenue from its operations.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administration Expense

Included in operating expenses for the three-month period ended March 31, 2013 is general and administration expense of $283,300 as compared with $197,953 for the three-month period ended March 31, 2012. During the nine-month period ended March 31, 2013, general and administration expense was $786,811 as compared to $528,085 for the nine-month period ended March 31, 2012. General and administration expense consists of professional, consulting, office and general and other miscellaneous costs. General and administration expense represents approximately 36% of the total operating expense for the nine-month period ended March 31, 2013 and approximately 57% of the total operating expense for the nine-month period ended March 31, 2012. General and administration expense increased by $258,726 in the current nine-month period, as compared to the similar nine-month period for the prior year. The increase in this expense is mainly due to increases in expenses for stock based compensation, investor relations and employee and officer compensation being offset only in part by decreased expenses in the current nine-month period relating to the Company’s Common Shares being traded on exchanges in both the United States and Canada and the cost of a market study for cement during the similar nine-month period for the prior year.

(b) Project Expense

During the three-month period ended March 31, 2013, project expense was $125,823 as compared to $131,165 for the three-month period ended March 31, 2012. During the nine-month period ended March 31, 2013, project expense was $799,187 as compared to $301,263 for the nine-month period ended March 31, 2012. Project expense represents approximately 37% of the total operating expenses for the nine-month period ended March 31, 2013 and approximately 33% of the total operating expenses for the nine-month period ended March 31, 2012. Project expense increased significantly during the nine-month period ended March 31, 2013, primarily due to the Company conducting a drill program and geophysical surveys at its Clay Peters Project and to the purchase by the Company of several patented claims.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow and cash in hand for the nine-month periods:

	March 31, 2013	March 31, 2012
Cash and cash equivalents	$148,091	$1,951,935
Working capital	$182,595	$1,999,391
Cash (used) in operating activities	$(1,450,048)	$(831,271)
Cash provided in investing activities	$65,000	$249,895
Cash provided by financing activities	Nil	$2,215,399

As of March 31, 2013 the Company had working capital of $182,595 as compared to $1,999,391 as of March 31, 2012.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2013 and March 31, 2012.

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

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”). The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years. Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement. As of March 31, 2013, the undertakings described in (1) and (3) above have been completed and the reclamation and remediation described in (2) above are in progress. The 25 Option Claims together with 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

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

Also as of January 15, 2010, IMC US entered into a Mineral Rights Agreement with Eugene M. Hammond, as seller (the “Hammond Mineral Rights Agreement”) pursuant to which the Company purchased a 25% interest in any and all minerals extracted from 160 acres (the “Hammond Mineral Rights Property”) covered by the Hammond Mineral Rights Agreement. The purchase price was $400. In addition, the seller is entitled to receive a royalty of $0.125 per ton on material mined and removed from the Hammond Mineral Rights Property. The Hammond Mineral Rights Agreement does not cover petroleum.

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

As of March 5, 2013, SRC executed a Sale and Purchase Agreement (the “Sale Agreement”) with IMMI to sell to IMMI (1) all of SRC’s interest in the NL Project and (2) all of its interest in the IMMI Option Agreement. Pursuant to the terms of the Sale Agreement, upon closing IMMI will pay SRC a purchase price of US$425,000 and the IMMI Option Agreement will terminate. Also, upon closing of the Sale Agreement, SRC will transfer 100% of its interest in the NL Project to IMMI. The closing is scheduled to occur on or before May 31, 2013, although the parties may change the closing date by mutual agreement. All Consideration paid by IMMI under the IMMI Option Agreement prior to closing will be retained by the Company.

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

Effective as of June 23, 2008, the Company appointed Mason Douglas as President of the Company. Mr. Douglas is also a director of the Company. In connection with the appointment, the Company entered into a consulting services agreement with a Canadian corporation that is controlled by Mr. Douglas (the “Consulting Agreement”). The Consulting Agreement has a term of one year with subsequent automatic renewals. Either party may terminate the Consulting Agreement upon 90 days notice to the other party. During the term of the Consulting Agreement the Company will pay a monthly consulting fee and reimburse Mr. Douglas’ related business expenses. The Consulting Agreement permits Mr. Douglas to fulfill his duties for the Company from his office in Canada. Mr. Douglas does not receive a salary from the Company. Effective October 1, 2012 the Company appointed Mr. Douglas to also serve as its Chief Executive Officer. In connection with this appointment, the Consulting Agreement was amended to increase the consulting fee to $155,000 annually, payable in 12 equal monthly installments. Also effective October 1, 2012 the Company accepted the resignation of Todd D. Montgomery as its Chief Executive Officer. Mr. Montgomery will continue to serve as a Director of the Company. By mutual agreement between the Company and Mr. Douglas, effective as of March 1, 2013, the consulting fee was changed to an annual rate of $93,000.

On March 19, 2013, the Company accepted a proposal from Great Basin Ecology, Inc. to perform a biological baseline survey of time sensitive resources in the area of the Company’s Clay Peters Project (referred to in prior filings as the “Kope Scheelite Project”) in order to develop an exploration plan of operations. The survey is estimated to cost approximately $24,000.

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the nine-month periods ended March 31, 2013, and March 31, 2012, were $18,438 and $21,479, respectively. As of March 31, 2013, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2013, June 30, 2014, and June 30, 2015, are $6,274, $11,795, and $382, respectively.

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

Cash Requirements

At March 31, 2013, the Company had cash and cash equivalents of $148,091, marketable securities of $60,288 and prepaid expenses and other receivables of $34,891 for total current assets of $243,270.

During the twelve month period ending June 30, 2013, the Company expects to have incurred approximately $20,000 in expenses in connection with its Blue Nose limestone project and plans to incur additional expenses related to other limestone projects. During the same twelve month period, the Company also expects to have incurred approximately $700,000 of project expenses in connection with its Clay Peters precious metals project. Our ability to incur Project expenses is subject to permitting programs with the Bureau of Land Management and results of drilling as it progresses. The Company has no firm commitment for additional financing and may not be able to incur all of the Project and General and administration expenses planned in the current fiscal year without raising additional capital.

Subsequent Events

On April 3, 2013 the Company accepted a proposal from Zonge International, Inc. to perform an Induced Polarization Survey at the Company’s Clay Peters Project for an estimated cost of approximately $28,000.

As of April 22, 2013, the Company borrowed $140,000 from Mont Strategies Inc., a corporation that is owned and controlled by a member of the Company’s Board of Directors. This demand loan was made pursuant to a promissory note that calls for all principal and interest to be paid upon demand. The principal amount of the promissory note bears interest at four percent (4%) per annum and may also be prepaid by the Company at any time without penalty. The Company intends to use the proceeds of the promissory note for working capital.

On April 23, 2013, the Company received a summons from the United State District Court listing the Company as a co-defendant in a lawsuit filed by the U.S. Attorney on behalf of the BLM seeking reimbursement for the cost of putting out a fire that occurred on May 8, 2008, and other non-quantified damages. The fire damaged approximately 451 acres of land administered by the BLM near Dayton, Nevada. The lawsuit alleges that the cost of putting out the fire was approximately $510,000. The Company has denied any responsibility for the fire and notified its liability insurance carrier. The Company has not accrued any costs for this claim in its financial statements.

In connection with the Buhrman Agreement, on April 30, 2013, the Company extended the Exploration License for an additional one-year period by making a payment of $30,000 to the Owner of the subject patented claims.

On April 30, 2013, 350,000 options issued in accordance with the Company’s 2011 Stock Option Plan expired.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

CONTROLS AND PROCEDURES

Based on an evaluation, conducted by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of March 31, 2013, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

Changes in Internal Controls

During the quarter ended March 31, 2013, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On April 23, 2013, the Company received a summons from the United State District Court listing the Company as a co-defendant in a lawsuit filed by the U.S. Attorney on behalf of the Bureau of Land Management (BLM) seeking reimbursement for the cost of putting out a fire that occurred on May 8, 2008, and other non-quantified damages. The fire damaged approximately 451 acres of land administered by the BLM near Dayton, Nevada. The lawsuit alleges that the cost of putting out the fire was approximately $510,000. The Company has denied any responsibility for the fire and notified its liability insurance carrier. The Company has not accrued any costs for this claim in its financial statements.

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

Currently, the Company has no source of revenue, limited working capital and no commitments to obtain additional financing. The Company will require additional working capital to continue operations and carry out its exploration programs. The Company has no operating history upon which an evaluation of its future success or failure can be made. The ability to achieve and maintain profitability and positive cash flow is dependent upon:

-	raising the capital necessary to continue operations, conduct exploration and preserve the Company’s properties.

-	further exploration of our properties and the results of that exploration.

-	raising capital to develop our properties, establish a mining operation, and operate this mine in a profitable manner if any of these activities are warranted by the results of our exploration programs and a feasibility study.

Because the Company has no operating revenue, it expects to incur operating losses in future periods as it continues to spend funds to operate its business and explore its properties. Failure to raise the necessary capital to continue operations and exploration could cause the Company to go out of business.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $23,001,480 from inception to March 31, 2013, and incurred losses of $2,180,663 during the nine-month period ended March 31, 2013. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; or (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations.

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

Current Report on Form 8-K “Item 1.01: Entry into a Material Definitive Agreement”, dated March 11, 2013.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INFRASTRUCTURE MATERIALS CORP.

Dated: May 14, 2013	By:/s/Anne Macko
Anne Macko, Secretary