Form 10-K
period 2013-06-30
INFRASTRUCTURE MATERIALS CORP.
filed 2013-09-20
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year June 30, 2013, or

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act
Yes [   ] No[X]

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
[   ] Yes [X] No

The issuer had no revenue during the year ended June 30, 2013.

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of December 31, 2012, was approximately $1,930,929 based upon a share valuation of $0.041 per share. This share valuation is based upon the closing price of the Company’s shares as of December 26, 2012 (the date of the last sale of the Company’s shares closest to the end of the Company’s second fiscal quarter). For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer.

As of August 31, 2013, 132,268,819 shares of the issuer’s Common Stock were outstanding.

Transitional Small Business Disclosure
Yes [   ] No [X]

Part I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about our explorations, development, efforts to raise capital, expected financial performance and other aspects of our business identified in this Annual Report, as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including, but not limited to, the risk factors described in the section entitled, RISK FACTORS and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future. Although we believe that the expectations reflected in these forward looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward looking statements.

Item 1. Business.

Our name is Infrastructure Materials Corp. and we sometimes refer to ourselves in this report as “Infrastructure Materials” or “Infrastructure”, the “Company” or as “we,” “our,” or “us.” We are engaged in the exploration and development, if warranted, of precious metal projects located in the State of Nevada, and of cement grade limestone projects also located in Nevada. As of the date of this report, we hold 1,284 unpatented lode mineral claims and six mill site claims on land owned or controlled by the United States Department of Interior’s Bureau of Land Management (“BLM”). The Company also holds mineral rights or surface rights for 4,940 net acres and holds interests in 14 patented claims and 6 leased patented claims. Our claims cover 18 projects in Nevada. We also own a milling facility located on six BLM mill site claims in Nevada. Our efforts going forward through our current fiscal year ending June 30, 2014, include further study and accumulation of information about our Blue Nose Project located in Lincoln County, Nevada. We will also continue the evaluation of our precious metal projects, including further exploration of our Clay Peters project located in Mineral County, Nevada. While exploratory drilling programs are being developed, we will also consider joint ventures with third parties to further explore and develop, if warranted, those projects.

Infrastructure has three wholly owned subsidiaries. They are (a) Silver Reserve Corp., a Delaware corporation (“Silver Reserve” or “SRC”) that holds title to our precious metal claims and leases, (b) Infrastructure Materials Corp US, a Nevada corporation (“IMC US”) that holds title to our limestone related claims, permits and leases in the United States, and (c) Canadian Infrastructure Corp, an Alberta, Canada corporation (“CIC”). The following diagram illustrates our corporate structure.

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

Due to the fact that we are an exploration stage company and have no established source of revenues, the report from Schwartz Levitsky Feldman llp, our independent registered public accounting firm, regarding our consolidated financial statements for the fiscal year ended June 30, 2013 includes an explanatory paragraph stating that the financial statements were prepared assuming we will continue as a going concern. The existence of the “going concern” comment in our auditor’s report may make it more difficult for us to obtain additional financing. In the event that we are unable to raise additional capital, as to which there can be no assurance, we may not be able to continue our operations.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totalling $23,335,415 from inception to June 30, 2013, and incurred losses of $2,514,598 during the fiscal year ended June 30, 2013. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; or (ii) exploration and/or future potential mining costs for additional claims increase beyond our expectations.

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

The following claim groups are described below: Clay Peters (referred to in prior filings as “Kope Scheelite”) Claim Group, Silver Queen Claim Group, Klondyke Claim Group, Quailey Claim Group and Quailey Patented Claims, NL Extension Claim Group, Dyer Claim Group, Sylvania Claim Group, Montezuma Claim Group, Blue Dick Claim Group, Weepah Hills Claim Group, Santa Fe Claim Group, Pansy Lee Claim Group, Gold Point Claim Group and Red Rock Mill. These claims were originally acquired by the Company and assigned to SRC.

Mojave Property Purchase Agreement

On August 1, 2006, the Company entered into a property purchase agreement (the “Mojave Property Purchase Agreement”) with the Mojave Silver Company, Inc. to acquire a 100% interest in claims located in Esmeralda County and Mineral County, Nevada (as further described below) and known as the Silver Queen Claim Group, Nivloc Claim Group (now identified as NL Extension Claim Group), Klondyke Claim Group, Dyer Claim Group, Sylvania Claim Group, Montezuma Claim Group, Blue Dick Claim Group, Weepah Hills Claim Groups, Kope Scheelite Group (now identified as Clay Peters Claim Group), Santa Fe Claim Group, Quailey Claim Group and Quailey Patented Claims (collectively the “Mojave Claims”). The Mojave Claims were conveyed in exchange for 3,540,600 shares of the Company’s common stock, then valued at $885,150. All of the Mojave Claims were subsequently assigned to our wholly owned subsidiary, SRC.

Clay Peters Claim Group

The Clay Peters Claim Group (referred to in prior filings as the “Kope Scheelite” Claim Group) consists of 263 unpatented, lode mineral claims located in Mineral County, Nevada, approximately 12 miles east of Mina, Nevada. Access is by dirt road. The elevations on the claim area range from 6,800 feet to 7,000 feet. The Clay Peters claims are located on the southernmost part of the Gabbs Valley Range. The workings on the property consist of numerous shafts and prospects. This claim group covers approximately 5,434 acres. Twenty-five claims were acquired pursuant to the Mojave Property Purchase Agreement. SRC has subsequently staked an additional 238 claims.

Geologic mapping completed in 2007 indicated strong NW/SE bearing mineralized trends running across the property. Subsequent mapping indicated new strong gold, silver and copper mineralization along NW/SE bearing structures.

In September and October of 2012, the Company completed approximately 2,300 meters of drilling in 19 reverse circulation holes. In January 2013, the Company retained Zonge International Inc. of Reno, Nevada (“Zonge”) to perform a ground magnetic survey at the Clay Peters project covering a total area measuring 3,450 meters by 4,500 meters with 150 meter spacing between 18 east-west lines for a total of approximately 62.1 line-km of survey coverage. In July 2013 the Company announced that Zonge had completed an Induced Polarization/Resistivity geophysical orientation survey program to further define the geophysical features and identify drilling targets. The Company plans a 5,000-foot drill program at this project that is expected to be completed in October 2013.

The 263 Clay Peters lode mineral claims are identified in the BLM records by Nevada Mining Claim (“NMC”) numbers: 871216 through 871223, 871229 through 871240, 871244, 964722 through 964724, 964732, 964733, 1038681 through 1038684, 1070161 through 1070193,1071455 through 1071492, 1081001 through 1081012, 1085644 through 1085709 and 1088297 through 1088380.

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

In addition, SRC entered into an Exploration License with Option to Purchase (the “Buhrman Agreement”) with Ralph L. Buhrman and Jacqueline Buhrman (together, the “Owner”) for three patented claims, covering approximately 59 acres (the “Property”) situated in Mineral County, Nevada. The Property is identified as the claims named Geo F. (also known as George F.), Commodore and Thrush, Survey No. 2593 in Sections 2 and 11, PLSS T7N, R36E of Mineral County, recorded as Patent File No. 45651, APN 009-170-04. Under the terms of the Buhrman Agreement, SRC was granted the exclusive right and option to enter and examine the Property (the “Exploration License”) in consideration of a $30,000 payment to the Owner (the License Payment”). During the term of the Exploration License, SRC has the exclusive right to undertake geological, geophysical, and geochemical examinations of the Property; to sample the Property by means of pits, trenches, and drilling; and to take bulk samples from the Property for the purpose of conducting metallurgical and leaching tests. However, SRC may not commence development or mining activities on the Property unless it exercises the Purchase Option as defined below. SRC will be responsible for reclamation of its pits, trenches, drill sites, and other such disturbances arising out of its activities on the Property. The Exploration License had an initial one-year term beginning on May 1, 2012 (the “Effective Date”) and ending on April 30, 2013. On April 30, 2013, SRC exercised its right to extend the Exploration License for an additional period of one year by making an additional License Payment of $30,000 to the Owner. The Buhrman Agreement also grants SRC the exclusive right and option to purchase the Owner’s ownership interest in the Property (the “Purchase Option”) for the sum of $90,000 less all License Payments previously made. SRC may exercise the Purchase Option at any time during the term of the Exploration License by giving written notice to the Owner. If SRC exercises the Purchase Option, SRC will also pay the Owner a two percent (2%) royalty based upon gross revenues less deductions as defined by the Buhrman Agreement, and SRC will also have the exclusive right and option to purchase such royalty at any time for the sum of $1,000,000 less any payments previously made by SRC to the Owner pursuant to such royalty. SRC may terminate the Buhrman Agreement at any time by giving 30 days’ notice in writing to the Owner.

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

SRC entered into an option agreement (the “MGold Agreement”) dated August 2011 with MGold Resources Inc. (“MGold”), pursuant to which MGold would have an option to earn a 50% interest in the Silver Queen Claim Group. In October 2011, MGold commenced drilling to test mineralization below the historical Mohawk mine workings. Five reverse circulation holes were drilled for a total of approximately 3,500 feet of vertical drilling. Two of the five holes were drilled to intercept the Silver Queen vein system and three of the holes were drilled to target surface silver anomalies. Effective April 2012 MGold elected to terminate the MGold Agreement and the Company retained its 100% interest in the Silver Queen Claim Group.

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

The 178 Silver Queen lode mineral claims are identified in the BLM records by NMC numbers: 737071, 737072, 870453 through 870535, 966963 through 966966, 966969 through 966979, 969847 through 969850, 969852, 969853, 966982 through 967017, 986543, 106856, 1068563, 1058732 through 1058744, 1058748 through1058755 and 1058759 through1058770.

Subsequent to the period covered by this report, the Company elected to retain 120 of 178 mineral claims and drop 58 claims in this claim group.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Klondyke Claim Group

The Klondyke Claim Group consists of 134 unpatented, lode mineral claims located in Esmeralda County, Nevada. The Klondyke Claim Group is accessible by road from Tonopah, Nevada. The property lies at elevations ranging from 5,400 feet to 5,908 feet. The claim group covers approximately 2,768 acres and is accessed by Nevada Route 93 and dirt road access. Sixty-three claims were acquired pursuant to the Mojave Property Purchase Agreement. SRC subsequently staked an additional seventy-one claims. This claim group also includes three owned patented claims and two leased patented claims covering a total of approximately 94 acres.

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

Five reverse circulation holes were drilled in the spring of 2012 for a total of approximately 1,600 feet. Four of the holes targeted an anomalous vein system in the northwest portion of the property and one hole was drilled on a gold surface anomaly in the southeast portion of the property.

The 134 Klondyke lode mineral claims are identified in the BLM records by NMC numbers: 867448, 867450, 867452, 867454, 867456, 867458, 867461, 867463, 867465, 867467 through 867469, 867471, 867472, 867474, 867476, 867478, 867480, 867482, 867484, 867487, 867490, 867492, 867494, 867496, 867498, 867500, 867502, 936129, 936131, 964631, 964633, 964635, 964637, 964638, 964641, 964642, 964644, 964646, 964648, 964650, 964652, 964654, 964656, 964665, 964667, 964682, 964699, 1039914 through 1039983 and 1058716 through 1058731.

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

Subsequent to the period covered by this report, the Company elected to retain 88 of 134 mineral claims and drop 46 claims in this claim group.

In September 2012 SRC purchased 3 patented claims covering approximately acres and identified as the claims named Annex No. 1, Annex No. 2 and Possibility known as Esmeralda County Parcels APN 00-005-73, APN 00-005-74 & APN 00-005-76; PLSS T1N, R43E MDM Section 29 and 30, as Survey No. 4141 and recorded as Patent File No. 485355.

In addition, SRC leases two patented claims covering approximately 35 acres from Ovidia Harting (“Harting”) pursuant to an agreement (“the Lease Agreement”) dated May 30, 2008. The Lease Agreement has a renewable term of 10 years and permits SRC to explore the area covered by the patented claims. The Lease Agreement provides for annual payments of $1,000 per claim to Harting. The Lease Agreement also provides that SRC pay the real estate taxes imposed by Esmeralda County. These two patented claims are subject to a 3% net smelter return royalty to be calculated and paid to Harting within 45 days after the end of each calendar quarter. These claims are known as the President and Annex claims, Survey No. 4141 in Section 30, PLSS T1N, R43E, APN 000-005-75 and 005-005-79 of Esmeralda County. The Company may terminate this Lease Agreement at any time by giving 60 days notice in writing to Harting.

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

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY

Quailey Claim Group

The Quailey Claim Group is located in Mineral County, Nevada, and consists of 52 unpatented, lode mineral claims covering approximately 1,074 acres. Four of the unpatented claims were acquired pursuant to the Mojave Property Purchase Agreement. SRC subsequently staked an additional forty-eight claims. The Quailey Claim Group also includes 11 owned patented claims and one leased patented claim, collectively covering approximately 212 acres.

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

The 52 Quailey lode mineral claims are identified in the BLM records by NMC numbers: 916095, 916096, 916099, 916103, 935444 through 935446 and 1070194 through 1070238.

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

Subsequent to the period covered by this report, the Company elected to retain 27 of 52 mineral claims and drop 25 claims in this claim group.

The 11 owned patented claims are identified below. The ten owned patented claims listed below as Parcels 1, 2 and 3 were acquired pursuant to the Mojave Property Purchase Agreement. The owned patented claim listed below as Parcel 4 was purchased in July 2012.

Parcel 1: the claim named Nevada known as Mineral County Parcel APN 009-200-11; PLSS T5N R31E MDM Sections 2 and 3 as Survey No. 3298 and recorded as Patent File No. 141100.

Parcel 2, which includes eight claims named Butte, Central, Calumet, Red Bank, Bonanza, Great Eastern, Roosevelt and Bisbee known as Mineral County Parcels APN 009-200-10 and APN 009-200-12; PLSS T5N R31E MDM Sections 1, 2, 3, 10 & 11 as Survey No. 3303 and recorded as Patent File No. 141941.

Parcel 3, which includes the Northeasterly 750 feet of the San Juan claim known as Mineral County Parcel APN 009-200-05; PLSS T5N R31E MDM Section 2, as Survey No. 3303 and recorded as Patent File No. 141941.

Parcel 4, the claim named Franklin-third known as Mineral County Parcel APN 009-200-09; PLSS T5N R31E MDM Section 1 & 2, as Survey No. 3303.

In addition, SRC entered into a mineral lease agreement effective February 29, 2012 (the “Gumaskas Agreement”) with Joseph W. Gumaskas (“Gumaskas”) to lease one patented claim covering approximately 10 acres (the “Claim”) in Mineral County, Nevada. The Claim is known as San Juan SW 750 feet, Survey No. 3303, PLSS T5N R31E MDM Section 2, recorded as Patent File No. 463521, Mineral County Parcel APN 009-200-02. Unless terminated earlier by SRC, the term of the Gumaskas Agreement is ten years and will automatically renew on the same terms and conditions for additional five-year periods. The Gumaskas Agreement requires SRC to pay Gumaskas advance minimum royalty payments of $500 annually. In the event that the Claim becomes a producing claim, SRC will pay Gumaskas a 3% royalty based upon gross revenue less deductions permitted by the Gumaskas Agreement. Gross revenue includes the aggregate of revenue received by SRC from arm’s length purchasers of all mineral products produced from the Claim, the fair market value of all products sold by SRC to persons not dealing with SRC at arm’s length and SRC’s share of the proceeds of insurance on products. From such revenue, SRC would be permitted to deduct sales charges levied by any sales agent on the sale of products, all insurance costs in respect of mineral products, and all costs, expenses and charges of any nature whatsoever that are either paid or incurred by SRC in connection with the refinement and beneficiation of products after leaving the Claim. SRC may terminate the Gumaskas Agreement at any time by giving 60 days’ notice in writing to Gumaskas.

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

On March 5, 2013, SRC executed a Sale and Purchase Agreement (the “Sale Agreement”) with IMMI to sell to IMMI (1) all of SRC’s interest in the NL Project and (2) all of its interest in the Option Agreement. Pursuant to the terms of the Sale Agreement, upon closing IMMI will pay SRC a purchase price of $425,000 and the Option Agreement will terminate. Also, upon closing of the Sale Agreement, SRC will transfer 100% of its interest in the NL Project to IMMI. The closing date was scheduled to occur on or about April 30, 2013, and has been extended several times. In connection with the closing date extensions, IMMI paid a 10% (ten percent) non-refundable deposit of $42,500 towards the purchase price. The terms of the Sale Agreement provide that all Consideration paid by IMMI under the Option Agreement prior to closing will be retained by the Company.

From late 2011 through 2012, IMMI conducted a drill program that consisted of 37 core holes t, all directed at infilling an un-mined portion of the historical Nivloc Mine workings. Most of the holes were drilled from pads located on SRC’s claim NL6. According to information provided by IMMI, 33 of the drill holes intercepted the target zone and drill results indicate the existence of two vein structures, the Main Nivloc vein and an almost vertical splay vein.

Subject to the terms of the Option Agreement, SRC will remain as the record holder of the claims as long as all payments required by law to maintain the claims are made. These payments include an annual fee of $140 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

The 18 NL Project lode mineral claims are identified in the BLM records by NMC numbers: 867511 through 867525 and 964719 through 964721.

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

The 8 Dyer lode mineral claims are identified in the BLM records by NMC numbers: 871091 through 871094 and 871099 through 871102.

Subsequent to the period covered by this report, the Company elected to retain 6 of 8 mineral claims and drop 2 claims in this claim group.

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

The 2 Sylvania lode mineral claims are identified in the BLM records by NMC numbers: 871136 and 871137

Subsequent to the period covered by this report, the Company elected to drop both of the claims in this claim group.

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

The Montezuma District consists of a number of prospects, some shafts and tunnels and one small mine. Based upon publicly available records, the district is predominantly a silver-lead district although small amounts of copper, gold and bismuth were found in some of the producers. The deposits consist of quartz veins in limestone and shale. Mapping done in the spring of 2008 indicates the property lies on the southern edge of a caldera. A caldera is a cauldron-like volcanic feature formed by the collapse of land following a volcanic eruption.

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

The 5 Montezuma lode mineral claims are identified in the BLM records by NMC numbers: 871181, 870083, 871185, 871191, and 871193.

Subsequent to the period covered by this report, the Company elected to drop all five of the claims in this claim group.

Blue Dick Claim Group

The 19 Blue Dick claims are located in the SE part of the Palmetto Mining District and cover approximately 393 acres. The Blue Dick claims are accessible from the town of Lida, Nevada. All 19 claims were acquired pursuant to the Mojave Property Purchase Agreement. Production occurred prior to 1960 and the deposits contained silver, gold and lead and occur in veins, according to available public records. Most of these veins trend west or northwest. The claim area contains numerous prospects, tunnels, shafts and two small open pit mines. The Blue Dick mine has two shafts and two tunnels but no data is available.

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

The 19 Blue Dick lode mineral claims are identified in the BLM records by NMC numbers: 868274 through 868278 and 868284 through 868297.

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

The single Weepah Hills lode mineral claim is identified in the BLM records by NMC number: 868319.

Subsequent to the period covered by this report, the Company elected to drop the one claim in this claim group.

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

The 23 Santa Fe lode mineral claims are identified in the BLM records by NMC numbers: 868205 through 868210, 868214 through 868218, 868224 through 868228 and 1047210 through 1047216.

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

The 30 Pansy Lee lode mineral claims are identified in the BLM records by NMC numbers: 859406 through 859432 and 879333 through 879335.

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

The Gold Point Claim Group consists of 8 unpatented lode mineral claims covering approximately 165 acres located in Nye County in the Gold Point District, about 10 miles north east of Current, Nevada off Nevada Route 6. Access is via Route 6 and along a dirt road for approximately two miles.

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

The 8 Gold Point lode mineral claims are identified in the BLM records by NMC numbers: 975797 through 975802, 975804 and 975806.

Subsequent to the period covered by this report, the Company elected to retain 6 of 8 mineral claims and drop 2 claims in this claim group.

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

Beginning in 2007, the Company engaged a series of independent consulting companies to provide environmental consulting services to facilitate the regulatory permitting process for the milling facility. Although not yet complete, this permitting process is well advanced.

In August 2009, 22 of the 28 originally acquired mill site claims were abandoned. The Red Rock Mill claims currently include six unpatented, mill site claims covering approximately 30 acres.

The Company is seeking opportunities to monetize the Red Rock milling facility. At its current advanced permitting stage and given its components and processing capacities, we believe that we have the opportunity to either sell the mill or enter into leasing arrangements.

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

The 6 Red Rock Mill site claims are identified in the BLM records by NMC numbers: 417400 through 417403, 417406 and 417407.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Description of Property held by Infrastructure Materials Corp US (“IMC US”), a wholly owned subsidiary of Infrastructure Materials Corp.

The following claim groups and leased mineral rights are described below: The Blue Nose Claim Group, Morgan Hill Claim Group, the MM Claim Group, the Wood Hills Claim Group, and the Lime Mountain Claim Group. The Morgan Hill Claim Group (other than the leased properties identified below) was acquired as of November 7, 2008 when the Company purchased its now wholly owned subsidiary, IMC US.

Property Locations and Descriptions

The following is a map highlighting the counties in the States of Nevada where the properties held by IMC US are located.

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

The Company engaged Mine Development Associates of Reno, Nevada (“MDA”) to assess the data from these drill programs. In a report dated January 5, 2011, MDA stated that two basic limestone units were defined by the drilling. The Lower White limestone unit appeared to contain few impurities and contains relatively high-grade calcium oxide (CaO). The Lower White unit is overlain by another limestone unit that is generally lower grade and contains more impurities. MDA’s report concluded that while further study is required to better define the extent and quality of the units, the Blue Nose Claim Group is estimated to contain significant levels of fairly high-grade limestone. During the fiscal year ending June 30, 2014, the Company intends to further study and accumulate information about the Blue Nose Claim Group.

The 255 Blue Nose lode mineral claims are identified in the BLM records by NMC numbers: 1002031 through 1002186, 1002188 through 1002206, 1002208 through 1002226, 1002228 through 1002246, 1002248 through 1002266, 1002268 through 1002286 and 1014085 through 1014088.

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

Subsequent to the period covered by this report, the Company elected to retain 87 of 255 mineral claims and drop 168 claims in this claim group.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Morgan Hill Claim Group

The Morgan Hill Claim Group consists of 130 unpatented, lode mineral claims located in Elko County, Nevada, approximately 20 miles west of the town of Wells, Nevada. The claims are situated about five miles north of Interstate 80 and the Union-Pacific rail line. The property is accessed via the I80 River Ranch Exit. The Morgan Hill claims cover approximately 2,686 acres of land managed by the BLM. Of the 130 lode mineral claims in this claim group, 113 were acquired when the Company purchased IMC US in November 2008. The other 17 lode mineral claims were subsequently staked by IMC US.

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

The 130 Morgan Hill lode mineral claims are identified in the BLM records by NMC numbers: 989047 through 989130, 997410 through 997438 and 1006464 through 1006480.

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

Subsequent to the period covered by this report, the Company elected to retain 28 of 130 mineral claims and drop 102 claims in this claim group.

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

The 31 MM lode mineral claims are identified in the BLM records by NMC numbers: 1002567, 1002575, 1002585, 1002593, 1002604, 1002596, 1002598, 1002600, 1002603, 1002608, 1002610, 1002612, 1002613, 1002629, 1002631, 1002633, 1002635, 1002636, 1002637, 1002639, 1002641, 1002643, 1002644, 1002645, 1002647 and 1002649 through 1002654.

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

Subsequent to the period covered by this report, the Company elected to drop all 31 of the claims in this claim group.

Wood Hills Claim Group

The Wood Hills Claim Group consists of 58 unpatented lode mineral claims located in Eastern Elko County, Nevada near Wells, Nevada. This claim group was acquired as a result of IMC US locating and staking the claims. The claims are about 5 miles southeast of the town. The claim group covers approximately 1,198 acres. Access is along unpaved roads to the project. Rail lines and Interstate Highway 80 run through Wells. Limestone beds of the Devils Gate Formation and the Ely Formation are exposed in gently dipping beds near the top and the southern extent of the Wood Hills claims. Over 50 surface samples that showed good cement grade limestone were taken.

The 58 Wood Hills lode mineral claims are identified in the BLM records by NMC numbers: 1020023 through 1020026, 1020037, 1020039, 1020049, 1020052, 1020062 through 1020079, 1020089 through 1020106, 1020116, 1020118, 1020120, 1020122, 1020124, 1020126, 1020128, 1020130, 1020132, 1020133, 1020136, 1020138, 1020140 and 1020142.

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

Subsequent to the period covered by this report, the Company elected to drop all 58 of the claims in this claim group.

Lime Mountain Claim Group

The Lime Mountain Claim Group consists of 69 unpatented, lode mineral claims located in eastern Lincoln County, Nevada, about 35 miles southeast of Caliente, Nevada and about 90 miles northeast of Las Vegas, Nevada. This claim group was acquired as a result of IMC US locating and staking the claims. Access is south from Caliente along state highway 317 to Elgin and then another 15 miles south on the dirt road to Lyman Crossing where the road goes east for 15 miles to Lime Mountain. The claim group covers approximately 1,426 acres. A railroad line runs north-south along Meadow Valley Wash through Lyman Crossing and Elgin. The limestone crops out in a north-south line that is 2 miles long and is approximately 1 mile wide. The project was mapped and over 40 surface samples were taken. Many of the samples showed cement grade limestone.

The 69 Lime Mountain lode mineral claims are identified in the BLM records by NMC numbers: 1014092, 1014094, 1014096, 1014102, 1014104 through 1014110, 1014112, 1014114, 1014124 through 1014130, 1014133 through 1014136, 1014139 through 1014153, 1014155, 1014167 through 1014170, 1014174, 1014176 through 1014179, 1014189, 1014191, 1014193, 1014195, 1014197, 1014200, 1014202, 1014204, 1014206, 1014207, 1014209, 1014211, 1014469, 1014214, 1014216, 1014218, 1014220, 1014222, 1014223 and 1014225.

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

Subsequent to the period covered by this report, the Company elected to drop all 69 of the claims in this claim group.

Regulations Governing Mineral Exploration in Nevada

All mineral exploration in Nevada is subject to regulations that cover exploration work where the surface is disturbed, including air and water quality; waste management; protection of the environment, wildlife, archeological and historical sites; road building; plus other matters.

Mineral exploration in Nevada is subject to regulation by the Nevada Division of Environmental Protection’s Bureau of Mining Regulation and Reclamation (“BMRR”), and in some circumstances the local county where the claims are located.

All mineral exploration on federal lands in Nevada is carried out subject to regulations established by the BLM or the United States Department of Agriculture’s United States Forest Service, depending upon which agency manages the land where the exploration work is performed. Permits for exploration work on federal lands are issued and supervised by the respective agency. Notices of Intent and Plans of Operations must be submitted and approved. Before any drilling or trenching can occur on any claim group on public lands, the Company is required to post with the respective agency a bond that backs the Company’s obligations to restore the site and correct environmental damage, if any, caused by the Company’s activities.

Item 3. Legal Proceedings.

On April 23, 2013, the Company received a summons from the United States District Court, District of Nevada, naming the Company as a co-defendant in a lawsuit filed by the U.S. Attorney on behalf of the Bureau of Land Management (the “BLM”) seeking reimbursement for the cost of putting out a fire that occurred on May 8, 2008, and other non-quantified damages. The fire damaged approximately 451 acres of land administered by the BLM near Dayton, Nevada. The lawsuit alleges that the cost of putting out the fire was approximately $510,000. The Company has denied any responsibility for the fire and notified its liability insurance carrier. The Company has not accrued any costs for this claim in its financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of June 30, 2013, there were 98,935,486 shares of common stock of the Company (a “Common Share” or “Common Shares”) outstanding, held by 630 shareholders of record.

Securities issued during the Year Ended June 30, 2011

On September 30, 2010, the Company issued 50,000 Common Shares pursuant to the exercise of options granted in accordance with the 2006 Stock Option Plan. Also see Stock Option Plan, below.

On February 8, 2011, the Company completed a private placement (the “Private Placement”) of 2,083,333 Common Shares at a price of $0.24 per share for total consideration of $500,000. The Private Placement was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to an exemption afforded by Regulation S. The sole investor participating in the private placement was a non-U.S. corporation that is owned and controlled by Todd D. Montgomery, a member of the Company’s Board of Directors and who served as the Company’s Chief Executive Officer until October 1, 2012. The investor and Mr. Montgomery are not “U.S. Person(s)” as that term is defined in Regulation S promulgated thereunder (“Regulation S”).

On June 2, 2011, the Company completed a private placement of 2,608,696 shares of its Series A Preferred Stock (the “Series A Shares”) at a price of $0.115 per share (the “Purchase Price”) for total consideration of $300,000, pursuant to a subscription agreement (the “Subscription Agreement”) between the Company and a sole purchaser (the “Purchaser”). The Purchase Price was based on the weighted average trading price of the Company’s Common Shares on the OTC Bulletin Board for the fifteen trading days prior to June 1, 2011, the date of the Subscription Agreement. The Purchaser was a non-U.S. corporation that is controlled by Todd D. Montgomery, a member of the Company’s Board of Directors who also served as the Company’s Chief Executive Officer until October 1, 2012. The issuance of the Series A Shares was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S. The Purchaser and Mr. Montgomery are not “U.S. Person(s)” as that term is defined in Regulation S.

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

Securities issued during the Year Ended June 30, 2013

There were no securities issued during this period. See Subsequent Events in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding securities issued by the Company in August, 2013.

Our common stock is traded on the Over the Counter Bulletin Board (the “OTCBB”) sponsored by the National Association of Securities Dealers, Inc. under the symbol “IFAM”. The OTCBB does not have any quantitative or qualitative standards such as those required for companies listed on the Nasdaq Small Cap Market or National Market System. Following the sale of our securities in Canada as discussed above, the Company's Common Shares were listed for trading on the TSX Venture Exchange (“TSX-V”) under the symbol “IFM.” The high and low sales prices of shares of our common stock during the fiscal years ended June 30, 2013 and June 30, 2012 are as follows:

	OTCBB:		TSX-V:
Quarter ended	High	Low	High	Low
September 30, 2012	$0.100	$0.030	$0.120	$0.030
December 31, 2012	$0.100	$0.010	$0.130	$0.040
March 31, 2013	$0.120	$0.055	$0.150	$0.050
June 30, 2013	$0.070	$0.006	$0.100	$0.020
September 30, 2011	$0.110	$0.060	N/A	N/A
December 31, 2011	$0.375	$0.070	N/A	N/A
March 31, 2012	$0.110	$0.020	$0.120	$0.040
June 30, 2012	$0.150	$0.020	$0.055	$0.020

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

The Company held an annual meeting of shareholders on July 29, 2011. At the meeting, among other actions, the shareholders of the Company approved the amendment and restatement of the 2006 Stock Option Plan resulting in the Company’s Amended Stock Option Plan (the “Amended Plan”). The Amended Plan replaced the Company’s 2006 Stock Option Plan and no further options will be issued under the 2006 Stock Option Plan. The terms of the Amended Plan include, among others, that (a) officers, directors, employees and consultants who provide services to the Company may be granted options to acquire shares of the Company’s Common Shares at the fair market value of the stock on the date of grant, (b) options may have a term of up to 10 years, (c) the Company may issue options in a number up to a maximum of 10% of the outstanding Common Shares, and (d) outstanding stock options previously granted pursuant to the 2006 Stock Option Plan will remain in effect and be exercisable in accordance with, and be deemed to be issued under, the terms of the Amended Plan. It is expected that options issued pursuant to the Amended Plan will not be “qualified” options under the provisions of section 422 of the Internal Revenue Code of 1986, as amended from time to time. See Subsequent Events in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following tables summarize the options outstanding as of June 30, 2013 and 2012, and the option activity for the years then ended:

		Remaining	Remaining
		contractual	contractual
	Option Price	life (in years)	life (in years)	Number of options:
Expiry Date	Per Share	2013	2012	2013	2012
Aug 16, 2012	$0.31		0.13		100,000
Aug 16, 2012	$0.25		0.13		250,000
Apr 30, 2013	$0.01		0.83		350,000
Dec 10, 2013	$0.15	0.45	1.47	25,000	25,000
Feb 2, 2014	$0.31	0.60	1.62	50,000	50,000
Oct 22, 2014	$0.33	1.33	2.34	25,000	25,000
Apr 25, 2015	$0.23	1.84	2.86	50,000	50,000
Apr 24, 2022	$0.10	8.82	9.82	8,375,000	8,375,000
Oct 7, 2022	$0.10	9.28	-	125,000	-
Jun 5, 2023	$0.10	9.94	-	125,000	-
Options outstanding at end of year				8,775,000	9,225,000
Weighted average exercise price at end of year				$0.10	$0.11
Weighted average remaining contractual life (in years)				8.71	8.99

	Number of options:
	2013	2012
Outstanding, beginning of year	9,225,000	950,000
Granted	250,000	8,725,000
Expired	(700,000)	(450,000)
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding, end of year	8,775,000	9,225,000
Exercisable, end of year	8,629,167	1,983,334

Item 6. Selected Financial Data

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the accompanying financial statements and notes included in this report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Discussion of Operations & Financial Condition
Twelve months ended June 30, 2013

The Company has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As of June 30, 2013, we had accumulated losses of $23,335,415 (June 30, 2012 - $20,820,817). Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company’s major financial endeavor over the years has been its effort to raise capital to pursue its exploration activities. These efforts continue to be our priority.

While we continue our efforts to extend our understanding of our limestone projects, particularly the Blue Nose project, we have also renewed our exploration of precious metals properties. Our precious metals projects are held by our wholly owned subsidiary, Silver Reserve Corp. (“SRC”). We believe that our Clay Peters (referred to in prior filings as “Kope Scheelite”), Silver Queen, and Klondyke Projects currently provide the best opportunity for development of resources that could go to production. While exploratory drilling programs are being developed, including a 5,000-foot drill program at our Clay Peters Project that is expected to commence in September 2013, the Company is also considering joint ventures with third parties to further explore and develop, if warranted, those properties.

Beginning in November of 2008 and continuing through much of 2011, the Company focused on the exploration of cement grade limestone properties located in the State of Nevada, held by the Company’s wholly owned subsidiary, IMC US. At the time of its acquisition by the Company, IMC US held five limestone properties, covering a total of 402 mineral claims. These claim groups were; the Morgan Hill Group, LM Group, Rock Hill Group, Buffalo Mountain Group and the Aspen Group. The LM Group and the Aspen Group were dropped in August 2009 and August 2010, respectively. The Rock Hill Group and Buffalo Mountain Group were dropped in August 2012.

The Company continues to look for opportunities to develop mineral deposits of other commodities in high demand or which we anticipate will be in high demand in the future. While we believe that the United States federal government will embark on major infrastructure expenditures in the next 10 years, we have been disappointed that these investments have not come sooner. When material infrastructure investment does take place, we believe it will create a demand for cement that will exceed the current sources of supply in certain areas of the United States. Because cement is made from limestone, we believe our acquisitions in this area could have significant potential.

We have continued to raise capital and are moving forward with exploration on our Projects. The Company intends to continue to study and accumulate information about cement grade limestone properties in strategic locations with a view to filling an anticipated increased demand for cement in the United States, with a focus on the States of Nevada, California, Utah, Idaho and Arizona. Based on our evaluation of our Limestone Projects, we have determined that the Blue Nose and Morgan Hill Projects currently provide the best opportunity for development of resources that could go to production. Our efforts will be concentrated on our Blue Nose Property which shows the highest potential for development of a substantial cement grade limestone resource.

The Company is also looking for opportunities to monetize its Red Rock milling facility located in Mina, Nevada on six mill site claims covering 30 acres. With the Red Rock mill at its current advanced permitting stage and given its components and processing capacities, we believe that we have the opportunity to either sell the mill or enter into leasing arrangements. The Company intends to use any funds realized from these efforts towards further exploration of its mineral claims.

In addition efforts are underway to obtain a refund of up to $200,000 of a reclamation bond previously paid to the BLM relating to the Company’s Blue Nose Property. We have determined that this reclamation bond was based on an area significantly larger than necessary to cover the focus area of the Blue Nose Property. We expect this refund to be completed before the end of the current calendar year.

The consolidated financial statements include the accounts of the Company and its subsidiaries, IMC US, SRC and CIC. All material inter-company accounts and transactions have been eliminated.

SELECTED ANNUAL INFORMATION

	June 30, 2013	June 30, 2012

Revenues	Nil	Nil
Net (Loss)	($2,514,598)	($1,362,040)
(Loss) per share-basic and diluted	($0.03)	($0.02)
Total Assets	$1,120,998	$3,177,914
Total Liabilities	$573,795	$382,474
Cash dividends declared per share	Nil	Nil

Our total assets for the year ended June 30, 2013, include cash and cash equivalents of $106,847, marketable securities of $49,917, prepaid expenses and other receivables of $15,988, restricted cash of $100,000, reclamation deposits of $240,805, and plant and equipment of $607,441, net of depreciation. Our total assets for the year ended June 30, 2012 include cash and cash equivalents of $1,533,139, short-term investments of $33.716, marketable securities of $45,181, prepaid expenses and other receivables of $14,479, restricted cash of $82,500, reclamation deposits of $240,805, plant and equipment of $713,569, net of depreciation, and mineral property interests of $514,525. Total assets decreased from $3,177,914 on June 30, 2012 to $1,120,998 on June 30, 2013. This decrease is the result of increased expenses incurred in the normal course of business, the write-off of Mineral Property Interests and a significant reduction in financing activities.

Net Loss

The Company’s expenses are reflected in the Statements of Operation under the category of Operating Expenses. To meet the criteria of United States generally accepted accounting principles (“GAAP”), all mineral property acquisition and exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as the FASB Emerging Issues Task Force ("EITF") Issue 04-2. The Company assesses the carrying costs for impairment under ASC 930 at each fiscal quarter end. The Company has determined that, except for the amount capitalized as Mineral Property Interests for $514,525 pursuant to the acquisition of CIC, all property payments are impaired and accordingly the Company has written off the acquisition costs to project expenses. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. For the purpose of preparing financial information, all costs associated with a property that has the potential to add to the Company's proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserve is completed. Except for the Mineral Property Interests discussed above, no costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. The previously capitalized Mineral Property Interests were written off as impaired costs in December 2012.

The revenues and net loss (unaudited) of the Corporation for the quarter ended June 30, 2013 as well as the seven quarterly periods completed immediately prior thereto are set out below:

	For the	For the	For the	For the	For the	For the	For the	For the
	three months	three months	three months	three months	three months	three months	three months	three months
	ended	ended	ended	ended	ended	ended	ended	ended
	June	March	December	September	June	March	December	September
	2013	2013	2012	2012	2012	2012	2011	2011
	$	$	$	$	$	$	$	$

Revenues	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Net Loss	(333,935)	(435,887)	(1,076,238)	(668,538)	(438,177)	(360,361)	(177,003)	(386,499)

Loss per Weighted Average Number of Shares Outstanding -Basic and Fully Diluted	0.00	0.00	(0.01)	(0.01)	(0.01)	0.00	0.00	(0.01)

The significant components of expense that have contributed to the total operating expenses are discussed as follows:

       (a) General and Administration Expenses

General and administration expenses represent professional, consulting, office and general and other miscellaneous costs incurred during the periods covered by this report. General and administration expenses for the year ended June 30, 2013 were $980,985, as compared with $785,416 for the year ended June 30, 2012. General and administration expenses represent approximately 39% of the total operating expenses for the year ended June 30, 2013, and 51% of the total operating expenses for the year ended June 30, 2012. General and administration expenses increased by $195,569 in the current year, compared to the prior year. Most of the increase in this category of expense is due to increases in stock based compensation costs of approximately $220,000 and investor relations costs of approximately $30,000, offset in part by reduced expenses incurred in the current year relating to the Company’s Common Shares being traded in both the United States and Canada as compared to the prior year.

       (b) Project Expenses

Project expenses include such costs as acquiring and maintaining claims, permitting processes, consultants, drilling, assaying and geologists. Project expenses for the year ended June 30, 2013 were $911,066 as compared with $625,445 for the year ended June 30, 2012. Project expenses increased due to an increase in acquisition and exploration of the Company’s precious metal claims, especially the Clay Peters project. Project expenses represented approximately 36% of the total operating expenses for the year ended June 30, 2013, and approximately 41% of the total operating expenses for the year ended June 30, 2012. Approximately 87% of project expenses for the year ended June 30, 2013, related to acquisition, exploration and maintenance of the precious metal claims owned by the Company’s SRC subsidiary.

Liquidity and Capital Resources

The following table summarizes the company’s cash flows and cash in hand:

	Year ended	Year ended
	June 30, 2013	June 30, 2012

Cash and cash equivalents	$106,847	$1,533,139
Working capital	$(66,412)	$1,462,333
Cash (used) in operating activities	$(1,673,792)	$(1,250,045)
Cash provided by investing activities	$107,500	$249,873
Cash provided by financing activities	$140,000	$2,215,399

As of June 30, 2013, the Company had working capital of $(66,412) as compared to $1,462,333 as of June 30, 2012. Working capital decreased as a result of an increase in cash used for operating activities and a significant decrease in financing activities during the year ended June 30, 2013, as compared to the previous year.

Off-Balance Sheet Arrangement

The Company had no off-balance sheet arrangements as of June 30, 2013 and June 30, 2012.

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

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”). The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years. Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement. As of June 30, 2013, the undertakings described in (1) and (3) above have been completed and the reclamation and remediation described in (2) above are in progress. The 25 Option Claims together with 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

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

On March 5, 2013, SRC executed a Sale and Purchase Agreement (the “Sale Agreement”) with IMMI to sell to IMMI (1) all of SRC’s interest in the NL Project and (2) all of its interest in the IMMI Option Agreement. Pursuant to the terms of the Sale Agreement, upon closing IMMI will pay SRC a purchase price of US$425,000 and the IMMI Option Agreement will terminate. Also, upon closing of the Sale Agreement, SRC will transfer 100% of its interest in the NL Project to IMMI. The closing date was scheduled to occur on or about April 30, 2013, and has been extended several times. In connection with the closing date extensions, IMMI paid a 10% (ten percent) non-refundable deposit of US$42,500 towards the purchase price. The terms of the Sale Agreement provide that all Consideration paid by IMMI under the IMMI Option Agreement prior to closing will be retained by the Company.

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

Under the terms of the Buhrman Agreement, SRC was granted the exclusive right and option to enter and examine the Property (the “Exploration License”) in consideration of a $30,000 payment to the Owner (the License Payment”). During the term of the Exploration License, SRC has the exclusive right to undertake geological, geophysical, and geochemical examinations of the Property; to sample the Property by means of pits, trenches, and drilling; and to take bulk samples from the Property for the purpose of conducting metallurgical and leaching tests. However, SRC may not commence development or mining activities on the Property unless it exercises the Purchase Option as defined below. SRC will be responsible for reclamation of its pits, trenches, drill sites, and other such disturbances arising out of its activities on the Property. The Exploration License had an initial one-year term beginning on May 1, 2012 (the “Effective Date”) and ending on April 30, 2013. On April 30, 2013, SRC exercised its right to extend the Exploration License for an additional period of one year by making an additional License Payment of $30,000 to the Owner. SRC was also granted exclusive right and option to purchase the Owner’s ownership interest in the Property (the “Purchase Option”) for the sum of $90,000 less all License Payments previously made. SRC may exercise the Purchase Option at any time during the term of the Exploration License by giving written notice to the Owner. If SRC exercises the Purchase Option, SRC will also pay the Owner a two percent (2%) royalty based upon gross revenues less deductions as defined by the Buhrman Agreement, and SRC will also have the exclusive right and option to purchase such royalty at any time for the sum of $1,000,000 less any payments previously made by SRC to the Owner pursuant to such royalty. SRC may terminate the Buhrman Agreement at any time by giving 30 days’ notice in writing to the Owner.

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

On March 19, 2013, the Company accepted a proposal from Great Basin Ecology, Inc. to perform a biological baseline survey of time sensitive resources in the area of the Company’s Clay Peters Project (referred to in prior filings as the “Kope Scheelite Project”) in order to develop an exploration plan of operations. The survey is estimated to cost approximately $24,000. As of June 30, 2013, the Company has recorded total expenses of $9,944 for this contract.

On April 23, 2013, the Company received a summons from the United States District Court, District of Nevada, naming the Company as a co-defendant in a lawsuit filed by the U.S. Attorney on behalf of the BLM seeking reimbursement for the cost of putting out a fire that occurred on May 8, 2008, and other non-quantified damages. The fire damaged approximately 451 acres of land administered by the BLM near Dayton, Nevada. The lawsuit alleges that the cost of putting out the fire was approximately $510,000. The Company has denied any responsibility for the fire and notified its liability insurance carrier. The Company has not accrued any costs for this claim in its financial statements.

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the years ended June 30, 2013, and June 30, 2012, were $24,712 and $28,356, respectively. As of June 30, 2013, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2014, June 30, 2015, and June 30, 2016, are $11,795, and $382, and $0, respectively.

Maintaining Claims in Good Standing

The Company is required to pay to the BLM on or before September 1st of each year, a fee in the amount of $140 per mineral claim held by the Company. The total amount paid in August 2013, was $98,420 for 703 claims held by the Company at that date. The BLM fee for the 18 NL Project claims held by the Company were paid by IMMI pursuant to the IMMI Option Agreement described above.

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

CASH REQUIREMENTS

At June 30, 2013, the Company had cash and cash equivalents of $106,847, marketable securities of $49,917 and prepaid expenses and other receivables of $15,988 for a Current Assets total of $172,752.

During the twelve month period ending June 30, 2014, the Company expects to incur approximately $300,000 of Project expenses in connection with its Clay Peters precious metals project and plans to incur additional expenses related to other precious metals projects. The Company also expects to incur approximately $60,000 of expenses in connection with its Blue Nose limestone project. Our ability to incur Project expenses is subject to permitting programs with the Bureau of Land Management and results of drilling as it progresses. The Company has no firm commitment for additional financing and may not be able to incur all of the Project and General and administration expenses planned in the next fiscal year unless further capital is raised.

SUBSEQUENT EVENTS

The Company held an annual meeting of shareholders on July 16, 2013. At the meeting, the shareholders of the Company elected all five of the Company’s director nominees, approved the Company’s Amended Stock Option Plan, which amends and restates in its entirety the Company’s 2011 Stock Option Plan, approved the compensation of the Company’s Named Executive Officers in an advisory, non-binding resolution, approved in an advisory non-binding vote, a frequency of three years to vote on the compensation of the Company’s Named Executive Officers, and ratified the appointment of Schwartz Levitsky Feldman LLP as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2013.

As of July 19, 2013, the Company borrowed $150,000 from Mont Strategies Inc., a corporation that is owned and controlled by a member of the Company’s Board of Directors. This demand loan was made pursuant to a promissory note that calls for all principal and interest to be paid upon demand. The principal amount of the promissory note bears interest at 4 percent (4%) per annum and may also be prepaid by the Company at any time without penalty. The Company intends to use the proceeds of the promissory note for working capital.

On August 7, 2013, the Company accepted a proposal from Harris Exploration Drilling and Associates Inc. to perform professional drilling services and related activities at the Company’s Clay Peters Project for an estimated cost of $240,000.

Based on a review of all of the Company’s mineral claims, on August 28, 2013 the Company elected to drop certain limestone mineral claims held by IMC US that it has determined are not in the Company’s best interests to retain.

  168 of the 255 mineral claims of the Blue Nose Claim Group were dropped.
  102 of the 130 mineral claims of the Morgan Hill Claim Group were dropped.
  All 31 mineral claims of the MM Claim Group were dropped.
  All 69 mineral claims of the Lime Mountain Claim Group were dropped.
  All 58 mineral claims of the Wood Hills Claim Group were dropped

Based on a review of all of the Company’s mineral claims, on August 28, 2013 the Company elected to drop certain precious metals mineral claims held by SRC that it has determined are not in the Company’s best interests to retain.

  2 of the 8 mineral claims of the Dyer Claim Group were dropped.
  2 of the 8 mineral claims of the Gold Point Claim Group were dropped.
  46 of the 134 mineral claims of the Klondyke Claim Group were dropped.
  25 of the 52 mineral claims of the Quailey Claim Group were dropped.
  58 of the 178 mineral claims of the Silver Queen Claim Group were dropped.
  All 5 mineral claims of the Montezuma Claim Group were dropped.
  The 2 remaining mineral claims of the Sylvania Claim Group were dropped.
  The 1 remaining mineral claim of the Weepah Hills Claim Group was dropped.

On August 28, 2013, the Company completed a private placement (the “Private Placement”) of 33,333,333 Common shares at a price of CDN$.015 per share for a total consideration of CDN$500,000. The Private Placement was exempt from registration under the Securities Act, as amended pursuant to an exemption afforded by Regulation S promulgated thereunder. None of the participants in the Private Placement are “U.S. Person(s)” as that term is defined in Regulation S.

The Company received 350,000 shares of IMMC’s common stock and $70,000 cash on September 11, 2013 and September 16, 2013, respectively, pursuant to the option agreement between SRC and IMMI, IMMC’s wholly owned subsidiary.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amended Accounting Standards Codification 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (IFRSs). ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Disclosure requirements have been expanded to include additional information about transfers between level 1 and level 2 of the fair value hierarchy and level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements including: (a) the application of the highest and best use valuation premise concepts; (b) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity; and (c) quantitative information required for fair value measurements categorized within level 3. The Company adopted this standard during the first quarter ended September 30, 2012. The adoption of this standard did not have a significant impact on these consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, in December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (“ASU 2011-12”), which indefinitely defers the requirement in ASU 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The Company adopted this standard during the first quarter ended September 30, 2012. The adoption of this standard did not have a significant impact on these consolidated financial statements.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to disclose additional information for items reclassified out of accumulated other comprehensive income (“AOCI”). For items reclassified out of AOCI and into net income in their entirety, entities are required to disclose the effect of the reclassification on each affected line item of net income. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures is required. This information may be provided either in the notes or parenthetically on the face of the statement that reports net income, provided that all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net income, if it has items that are not reclassified in their entirety into net income. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on the financial statements of the Company.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update) in (“ASU 2012-03”). This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a significant impact on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements in (“ASU 2012-04”). The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a significant impact on our financial position or results of operations.

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

Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force ("EITF") Issue 04-2. The Company assesses the carrying costs for impairment under ASC 360 and evaluates its carrying value under ASC 930 at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. The Company previously capitalized $514,525 as Mineral Property Interests, which were written off in December 2012 as impaired costs, and has written off all other property payments to project expenses as impaired costs. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. To date, mineral property exploration costs have been expensed as incurred. To date the Company has not established any proven or probable reserves on its mineral properties.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Based on an evaluation, conducted by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of June 30, 2013, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

Changes in Internal Controls

During the quarter ended June 30, 2013, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Audit Committee

The Audit Committee is comprised of three directors, Randal Ludwar, Brent Walter and Joseph Montgomery, and meets regularly with the Company’s Chief Financial Officer. Mr. Ludwar was the Company’s Chief Financial Officer until October 22, 2009. Mr. Ludwar does not receive any compensation form the Company and has no family affiliation with the other members of the Board or with members of management. As of the end of the period covered by this report, the Company believes Mr. Ludwar can be considered an independent director. The Audit Committee has reviewed the financial statements of the Company included with this report on Form 10-K for the year ended June 30, 2013.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following individuals comprise the Company’s Board of Directors and executive officers as of June 30, 2013. Each director will serve until the next meeting of shareholders or until replaced.

Mason Douglas	President, CEO and Director
Randal Ludwar	Director
Joseph Montgomery	Director and Chairman of the Board
Todd D. Montgomery	Director
Brent Walter	Director
Rakesh Malhotra	Chief Financial Officer
Anne Macko	Corporate Secretary

Mason Douglas - President, Chief Executive Officer and Director

Mr. Douglas is currently President, Chief Executive Officer and a Director of Infrastructure Materials Corp. Mr. Douglas received an MBA from the University of Saskatchewan in 2000. He received his Bachelor of Law (LL.B) from the University of Calgary in 2007. Mr. Douglas is presently an inactive member of the Law Society of Alberta. Between 2001 and 2004 Mr. Douglas was Vice President of Operations of Western Petrochemicals Corp. a privately owned oil development company. Between 2001 and 2006 he also was an independent consultant providing business plans, economic modeling and project management for a variety of mining projects. Mr. Douglas is currently serving as a Director of Canadian Platinum Corp. (TSX-V). Mr. Douglas previously served as Chief Operating Officer and a Director of Anglo Aluminum Corp. (TSX-V) and as a Director for Anglo Canadian Oil Corp. (TSX-V). Mr. Douglas is 38 years old.

Randal Ludwar - Director

Mr. Ludwar received a B.Sc. (1977) in Business Administration from Yale University. Mr. Ludwar has been a private consultant to the Montgomery Group of Companies for the past seventeen years. He currently serves as a Director of Canadian Platinum Corp. (TSX-V) and previously served as Chief Financial Officer of the Company until 2009 and a Director of McGregor Capital Corp. (TSX-V), Anglo Potash Ltd. (TSX-V) and Klondike Capital Corp. (TSX-V). Mr. Ludwar is 59 years old.

Joseph Montgomery - Chairman of the Board of Directors

Dr. Montgomery is a geological engineer. He holds a B.Sc. (1959) in Geology, a M.Sc. (1960) in Geology and a Ph.D. (1967) in Geology. Dr. Montgomery has been practicing since 1959 and maintains his professional status as a member of the Association of Professional Engineers and Earth Sciences of British Columbia. He is also a member of the advisory board of the Canadian Institute of Gemology and is currently serving as a Director of Cosigo Resources Ltd. (TSX-V) and Almaden Minerals Ltd. (TSX). Dr. Montgomery has previously served as a Director of Abitibi Mining Corp. (TSX-V), Amador Gold Corp. (TSX-V), Klondike Silver Corp. (TSX-V), Golden Chalice Resources Inc. (TSX-V), Kalahari Resources Inc. (TSX-V), Klondike Gold Corp. (TSX-V), Anglo Potash Ltd. (TSX-V). Sedex Mining Corp. (TSX-V), Chalice Diamond Corp. (TSX), Zincorp Resources Corp. (TSX), and Pacific Iron Ore Corp. (TSX-V). Dr. Montgomery is 86 years old. Joseph Montgomery is the uncle of Todd D. Montgomery, who also serves as a member of the Company’s Board of Directors and formerly as the Company’s Chief Executive Officer.

Todd D. Montgomery – Director

Mr. Montgomery was the founder and former President of Anglo Potash Ltd. (TSX-V), a Canadian mining company, formerly Anglo Minerals Ltd. This company was purchased by BHP in 2008. In 1999, Mr. Montgomery founded and served as President and Chief Operating Officer of SynEnco Energy Inc., an oil sands development corporation. Mr. Montgomery has provided independent mining consulting services for a number of private and public corporations. Mr. Montgomery is also currently serving as; President, CEO and Director of Canadian Platinum Corp. (TSX-V); and as CEO, President and Director of Pacific Iron Ore Corporation (TSX-V). He has previously served as CEO and a Director of Anglo Canadian Oil Corp. (TSX-V), CEO and a Director of Anglo Aluminum Corp. (TSX-V); CEO, President and a Director of Klondike Capital Corp.(TSX-V); a Director, President, CEO and CFO of McGregor Capital Corp. (TSX-V); as Chairman of PanWestern Energy Ltd. (TSX-V) and as CEO of the Company until 2012. Mr. Montgomery is 47 years old. Todd Montgomery is the nephew of Joseph Montgomery, who also serves as Chairman of the Company’s Board of Directors.

Brent Walter - Director

Mr. Walter received a LL.B degree from the University of Saskatchewan in 1990. He is a lawyer with the firm, ProVenture Law LLP in Calgary, Alberta, and practices primarily in the areas of securities and corporate/commercial law. Mr. Walter currently serves as a director and officer of a number of public and private corporations, including Red Rock Energy Inc. (TSX-V), Canadian Platinum Corp. (TSX-V) and Pacific Iron Ore Corp. (TSX-V). During the five years preceding the period covered by this report, Mr. Walter was Managing Director of Anglo Potash Ltd. (TSX-V), and a Director of Anglo Canadian Oil Corp. (TSX-V), AgriTec Systems, Inc. (TSX-V), Klondike Capital Corp. (TSX-V), Mystique Energy Inc. (TSX-V), PanWestern Energy Ltd. (TSX-V), McGregor Capital Corp. (TSX-V) and Maskal Energy Ltd. (TSX-V). He is a member of the Law Societies of Alberta and Saskatchewan (inactive), as well as the Canadian Bar Association. Mr. Walter is 47 years old.

Rakesh Malhotra - Chief Financial Officer

Mr. Malhotra is a United States certified public accountant and a Canadian chartered accountant with more than 20 years of experience in accounting and finance, including consolidations, treasury management and financial statement audits. Mr. Malhotra graduated with a Bachelor of Commerce (Honours) from the University of Delhi (India), worked for the accounting firm, A.F. Ferguson & Co. (KPMG correspondent), and obtained his CA designation in India. His subsequent experience includes five years with the International Bahwan Group of Companies and working for a mid-sized chartered accounting firm in Toronto performing audits of public companies. Mr. Malhotra has worked for over four years as Vice President of Finance for a private group of service companies in Toronto, Ontario, and is currently serving as CFO for Pacific Copper Corp. (OTCBB), Security Devices International Inc. (OTCBB), DynaCERT Inc. (OTCBB/TSX-V) and Yukon Gold Corp. (OTCBB/TSX). He previously served as CFO for Uranium Hunter Corp. (OTCBB). Mr. Malhotra is 56 years old.

Anne Macko – Corporate Secretary

Ms. Macko has over 25 years of experience in administration and holds a Bachelor of Arts degree from Western Illinois University. From October of 2007 to February of 2010 she was affiliated with Lance Capital Ltd., a Canadian management consulting firm that provided the Company with management consulting, administrative and accounting services. Ms. Macko previously held positions with George T. Hall Company, AppleOne, Inc. and Yamas Controls Company. In February of 2010, Ms. Macko was retained by the Company as a consultant and became an employee in July of 2010. Ms. Macko is 60 years old.

Reorganization of Officers and Directors

On October 1, 2012, Todd Montgomery resigned from his position as Chief Executive Officer of the Company. Mr. Montgomery remained a member of the Company’s Board of Directors. Also on October 1, 2012, Mason Douglas, the Company’s President, was appointed Chief Executive Officer.

Family Relationships

There are no family relationships between or among the directors or executive officers except for the following: Joseph Montgomery, Chairman of the Company’s Board of Directors, is the uncle of Todd D. Montgomery, also a member of the Company’s Board of Directors.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), requires the Company’s directors and officers, and persons who own more than 10% of the registered class of the Company’s equity securities (“Section 16 Persons), to file with the Securities and Exchange Commission (the “SEC”), initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they filed. Based on the Company’s review of the forms it has received, on reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that during the twelve month period ended June 30, 2013, the following reports were filed late:

Name	Form Type	Number of	Number of
		Forms	Transactions Reported
Todd Montgomery	Form 4	2	5

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

(a) Compensation of Officers

The following table shows the compensation paid to the Company’s executive officers during the fiscal years ended June 30, 2013 and 2012:

SUMMARY COMPENSATION TABLE

						Non-equity	Nonqualified
	Year			Stock	Option	incentive plan	deferred	All other
Name and principal	Ended	Salary	Bonus	Awards	Awards	compensation	compensation	compensation	Total
position	June 30,	($)	($)	($)	($)	($)	earnings ($)	($)	($)

Todd D. Montgomery (1) Director	2013 2012	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	0 0

Mason Douglas (1) President, CEO and Director	2013 2012	NIL NIL	NIL NIL	NIL NIL	43,273 9,729	NIL NIL	NIL NIL	126,836 109,668	170,109 119,397

Rakesh Malhotra CFO	2013 2012	NIL NIL	NIL NIL	NIL NIL	13,623 3,063	NIL NIL	NIL NIL	7,434 15,581	21,057 18,644

Anne Macko Corporate Secretary	2013 2012	56,000 54,667	1,500 1,500	NIL NIL	16,027 3,603	NIL NIL	NIL NIL	NIL NIL	73,527 59,770

(1)

On October 1, 2012, Mr. Montgomery resigned from his position as Chief Executive Officer (“CEO”) of the Company and remained a member of the Company’s Board of Directors. On the same date, Mr. Douglas was appointed CEO of the Company.

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

(c) Options and Stock Appreciation Rights (SARs)

The following table shows the stock options and stock appreciation rights, if any, granted to the Company’s executive officers as of June 30, 2013:

Equity
								Equity	Incentive
								Incentive	plan
								plan	awards:
								awards:	Market
								Number	or payout
			Equity				Market	of	value of
			Incentive			Number	value of	unearned	unearned
			plan			of	shares	shares,	shares, or
			awards:			shares	of units	units or	units or
	Number of	Number of	Number of			or units	of stock	other	other
	Securities	Securities	Securities			of stock	that	rights	rights
	underlying	underlying	underlying	Option		that	have	that have	that have
	unexercised	unexercised	unexercised	exercise	Option	have not	not	not	not
	options (#)	options (#)	unearned	price	expiration	vested	vested	vested	vested
Name	Exercisable	Unexercisable	options (#)	($)	date	(#)	($)	(#)	($)
Mason Douglas	1,350,000	Nil	Nil	0.10	24-Apr-2022	Nil	Nil	Nil	Nil
Anne Macko	500,000	Nil	Nil	0.10	24-Apr-2022	Nil	Nil	Nil	Nil
Rakesh Malhotra	25,000	Nil	Nil	0.15	10-Dec-2013	Nil	Nil	Nil	Nil
	425,000	Nil		0.10	24-Apr-2022

(d) Compensation of Directors

Directors are not paid any fees in their capacity as directors of the Company. The directors are entitled to participate in the Company’s stock option plan. For information regarding the compensation of our directors who are also officers of the Company see the “SUMMARY COMPENSATION TABLE” above.

DIRECTOR COMPENSATION TABLE

Name	Year ended June 30,	Fees earned or paid in cash	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	All other compensation $	Total $
Joseph Montgomery Chairman of the Board and Director (1)	2013	NIL	NIL	$19,232	NIL	NIL	$19,232
Brent Walter Director (2)	2013	NIL	NIL	$43,273	NIL	NIL	$43,273
Randal Ludwar Director (3)	2013	NIL	NIL	$19,232	NIL	NIL	$19,232

(1)

On April 25, 2012, Mr. Montgomery was granted the option to purchase 600,000 Common Shares at a price of CDN$0.10 per share. As of the fiscal year ended June 30, 2013, all 600,000 options were exercisable.

(2)

On April 25, 2012, Mr. Walter was granted the option to purchase 1,350,000 Common Shares at a price of CDN$0.10 per share. As of the fiscal year ended June 30, 2013, all 1,350,000 options were exercisable.

(3)

On April 25, 2012, Mr. Ludwar was granted the option to purchase 600,000 Common Shares at a price of CDN$0.10 per share. As of the fiscal year ended June 30, 2013, all 600,000 options were exercisable.

No stock options were exercised by executive officers or directors during the fiscal year ended June 30, 2013.

Other Arrangements

None.

Indebtedness of Directors and Executive Officers

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of August 31, 2013, we have 132,268,819 Common Shares issued and outstanding. We have included in the tables below the number of Common Shares of the Company held by the officers and directors of the Company as well as the beneficial owners of more than 5% of shares of the Company’s common stock.

Number of Shares
Subject to Options
Exercisable as of
	Number of Shares of			August 31, 2013 or
	Common Stock			Which will
	Beneficially			become Exercisable
Name and Address	Owned as of	Nature of		within 60 days
of Beneficial Owner	August 31, 2013	Ownership	Percentage of Class Held	of this Date

Pinetree Capital Ltd. 150 King St. W., Ste 2500 Toronto, ON M5X 1A9	8,177,174	Record	6.18% of Common shares	Nil

					Number of Shares
					Subject to Options
					Exercisable as of
	Number of Shares of				August 31, 2013 or
	Common Stock				Which will
	Beneficially				become Exercisable
Name and Address	Owned as of		Nature of		within 60 days
of Beneficial Owner	August 31, 2013		Ownership	Percentage of Class Held	of this Date
Todd D. Montgomery, Director 1413-43rd Street SW Calgary, AB T3C 2A3	61,520,523	(1)	Record	46.51% of Common shares	Nil
Joseph Montgomery, Chairman 878 W. 27th Avenue Vancouver, BC V5Z 2G7	500,000	(2)	Record	0.38% of Common shares	600,000
Randal Ludwar, Director 1215 Mayberry Crescent Moose Jaw, SK S6H 6X7	500,000		Record	0.38% of Common shares	600,000
Brent Walter, Director 2417 - 32nd Avenue SW Calgary, AB T2T 1X4	4,100,000	(3)	Record	3.10% of Common shares	1,600,000	(5)
Mason Douglas, President & CEO 311 Saskatchewan Cr. W. Saskatoon, SK S7M 0A2	550,000		Record	0.42% of Common shares	1,350,000
Anne Macko, Corporate Secretary 3300 Kauai Court Reno, NV 89509	Nil			Nil	500,000
Rakesh Malhotra, CFO 4580 Beaufort Terrace Mississauga, ON L5M 3H7	16,664	(4)	Record	0.01% of Common shares	450,000
TOTAL	67,187,187			50.80%	5,100,000

(1)	All of Todd D. Montgomery’s Common Shares are held by companies that are owned or controlled by Mr. Montgomery.

(2)	400,000 of Joseph Montgomery’s Common Shares are held by family members.

(3)	800,000 of Brent Walter’s Common Shares are held by a family member.

(4)	All of Rakesh Malhotra’s Common Shares are held by a family member.

(5)	250,000 of Brent Walter’s Common Shares subject to options are held by a family member.

As a group, management and the directors own or control 50.80% of the issued and outstanding Common Shares of Infrastructure Materials Corp.

Item 13. Certain Relationships and Related Transactions, and Director Independence

A corporation owned and operated by the Company’s President and Chief Executive Officer, Mason Douglas, who is also a member of the Company’s Board of Directors, received $126,836 for his services.

A law firm, a partner of which is also a member of the Company’s Board of Directors, Brent Walter, received $3,925 for legal services rendered and expenses incurred on behalf of the Company.

The Company’s Chief Financial Officer, Rakesh Malhotra, received $7,434 for consulting services provided to the Company.

The Company’s Corporate Secretary, Anne Macko, received $57,500 for administrative services provided to the Company.

The Company borrowed $140,000 from a corporation that is owned and controlled by a member of the Company’s Board of Directors, Todd Montgomery. This demand loan was made pursuant to a promissory note (the “Note”) that calls for all principal and interest to be paid upon demand. The principal amount of the Note bears interest at four percent (4%) per annum and may also be prepaid by the Company at any time without penalty. If the Company fails to make payment within five business days of demand by the holder of the Note, the Note will bear interest at ten percent (10%) per annum. The Company recorded interest expense of $1,074 for the Note.

On April 25, 2012, the Company granted options to certain of its officers and directors to purchase up to an aggregate of 4,825,000 Common Shares at an exercise price of CDN$0.10 per share. On the same date, the Company also granted options to a consultant who is a family member of a director to purchase up to 250,000 Common Shares at the same exercise price. The options were granted in accordance with the Company’s Amended Plan and vested at the rate of one twelfth (1/12) each month until fully vested. The options granted have a term of ten years. During the year ended June 30, 2013, the Company expensed stock based compensation costs of $154,660 for options granted to officers and directors, and $8,013 for options granted to the director’s family member.

Director Independence

We currently have one independent director, as the term “independent” is defined by the rules of the NYSE-MKT. (Note-our Common Shares are not currently listed on the NYSE-MKT or any other national securities exchange and this reference is used for definitional purposes only.)

Item 14. Principal Accountant Fees and Expenses

The Company appointed Schwartz Levitsky Feldman, LLP as independent auditors to audit the financial statements of the Company for the fiscal years ended June 30, 2012 and June 30, 2013.

Audit Fees. The Company paid Schwartz Levitsky Feldman LLP audit and audit related fees of approximately $26,514 and $34,731 for the fiscal years ended June 30, 2012 and June 30, 2013, respectively.

All Other Fees. During the fiscal years ended June 30, 2013 and June 30, 2012, the Company did not pay its principal accountant any additional fees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The Company’s Financial Statements and the Report of Schwartz Levitsky Feldman, LLP for the year ended June 30, 2013 and for the year ended June 30, 2012 are filed as part of this report.

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

21.1	Subsidiaries of the Registrant

23.1	Consent of Schwartz Levitsky Feldman LLP Independent Auditors dated September 20, 2013

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

F-2	Report of Schwartz Levitsky Feldman, LLP dated September 19, 2013

In addition, the following reports are incorporated by reference.

Current Report on Form 8-K “Item 5.02: Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers: Compensatory Arrangements of Certain Officers”, dated October 1, 2012

Current Report on Form 8-K “Item 1.01: Entry into a Material Definitive Agreement”, dated March 8, 2013

Current Report on Form 8-K “Item 5.07: Submissions of Matters to a Vote of Security Holders”, dated July 16, 2013

Current Report on Form 8-K “Item 3.02: Unregistered Sales of Equity Securities,” dated August 28, 2013

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of September, 2013.

SIGNATURE	TITLE	DATE

/s/Mason Douglas	President & Chief Executive Officer	September 20, 2013
Mason Douglas

/s/Rakesh Malhotra	Chief Financial Officer	September 20, 2013
Rakesh Malhotra

SIGNATURE	TITLE	DATE

/s/Todd D. Montgomery	Director	September 20, 2013
Todd D. Montgomery

/s/Mason Douglas	President, Chief Executive Officer	September 20, 2013
Mason Douglas	and Director

/s/ Randal Ludwar	Director	September 20, 2013
Randal Ludwar

/s/ Joseph Montgomery	Chairman of the Board of Directors	September 20, 2013
Joseph Montgomery

/s/ Brent Walter	Director	September 20, 2013
Brent Walter

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2013 AND 2012

(Amounts expressed in US Dollars)

CONTENTS
Report of Independent Registered Public Accounting Firm	F2
Consolidated Balance Sheets as at June 30, 2013 and June 30, 2012	F3
Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2013 and June 30, 2012 and for the period from inception (June 3, 1999) to June 30, 2013	F4
Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2013 and June 30, 2012 and for the period from inception (June 3, 1999) to June 30, 2013	F5
Consolidated Statements of Cash Flows for the years ended June 30, 2013 and June 30, 2012 and for the period from inception (June 3, 1999) to June 30, 2013	F6
Notes to Consolidated Financial Statements	F7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Infrastructure Materials Corp.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Infrastructure Materials Corp. (the “Company”) as at June 30, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for the years ended June 30, 2013 and 2012 and for the period from inception (June 3, 1999) to June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infrastructure Materials Corp. as at June 30, 2013 and 2012 and the results of its operations and its cash flows for the years ended June 30, 2013 and 2012 and for the period from inception (June 3, 1999) to June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
September 19, 2013	Licensed Public Accountants

F2

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets as at
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

	June 30,	June 30,
	2013	2012
	$	$
ASSETS
Current
Cash and cash equivalents	106,847	1,533,139
Short term investments	-	33,716
Marketable securities (Note 11)	49,917	45,181
Prepaid expenses and other receivables	15,988	14,479

Total Current Assets	172,752	1,626,515

Restricted Cash (Note 5)	100,000	82,500
Reclamation Deposit (Note 6)	240,805	240,805

Plant and Equipment, net (Note 7)	607,441	713,569
Mineral Property Interests (Note 8)	-	514,525

Total Assets	1,120,998	3,177,914

LIABILITIES
Current
Accounts payable	29,251	105,219
Accrued liabilities (Note 9)	68,839	58,963
Notes Payable (Note 10)	141,074	-
Total Current Liabilities	239,164	164,182

Deferred Revenue (Note 11)	307,460	193,593
Asset Retirement Obligation (Note 12)	27,171	24,699

Total Liabilities	573,795	382,474

Going Concern (Note 2)
Commitments and Contingencies (Note 18)
Related Party Transactions (Note 19)
Subsequent Events (Note 20)

STOCKHOLDERS' EQUITY
Capital Stock (Note 13)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 98,935,486 issued and outstanding (2012 – 98,935,486)	9,894	9,894
Additional Paid-in Capital	23,977,767	23,694,775
Accumulated Other Comprehensive Loss (Note 11)	(105,043)	(88,412)
Deficit Accumulated During the Exploration Stage	(23,335,415)	(20,820,817)

Total Stockholders' Equity	547,203	2,795,440

Total Liabilities and Stockholders' Equity	1,120,998	3,177,914

(The accompanying notes are an integral part of these consolidated financial statements.)

F3

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Loss for the
Years Ended June 30, 2013 and 2012 and the Period from Inception (June 3, 1999) to June 30, 2013
(Amounts expressed in US Dollars)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Cumulative	For the	For the
	since	year ended	year ended
	inception	June 30, 2013	June 30, 2012
	$	$	$
Operating Expenses

General and administration	10,844,539	980,985	785,416
Project expenses	11,415,996	911,066	625,445
Impairment Loss-Mineral Props	514,525	514,525	-
Depreciation	1,268,607	107,344	125,401

Total Operating Expenses	24,043,667	2,513,920	1,536,262

Loss from Operations	(24,043,667)	(2,513,920)	(1,536,262)
Other income-interest	387,465	396	553
Other income-gain on termination of option agreement (Note 15)	175,050	-	175,050
Other income-gain on bargain purchase (Note 8)	238,645	-	-
Interest Expense (Note 10)	(92,908)	(1,074)	(1,381)

Loss before Income Taxes	(23,335,415)	(2,514,598)	(1,362,040)

Provision for income taxes	-	-	-

Net Loss	(23,335,415)	(2,514,598)	(1,362,040)

Loss per Weighted Average Number of Shares Outstanding		(0.03)	(0.02)
-Basic and Fully Diluted

Weighted Average Number of Shares Outstanding During the Periods		98,935,486	86,359,577
-Basic and Fully Diluted

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net Loss	(2,514,598)	(1,362,040)
Other comprehensive loss:
Unrealized loss on marketable securities (Note 11)	(16,631)	(88,412)

Comprehensive Loss	(2,531,229)	(1,450,452)

(The accompanying notes are an integral part of these consolidated financial statements.)

F4

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Changes in Stockholder’s Equity for the
Years Ended June 30, 2013 and 2012 and the Period from Inception (June 3, 1999) to June 30, 2013
(Amounts expressed in US Dollars)

					Deficit
					Accumulated	Accumulated
	Common Stock		Additional	Deferred	during the	Other	Total
	Number		Paid-in	Stock	Exploration	Comprehensive	Stockholders'
	of Shares	Amount	Capital	Compensation	Stage	Loss	Equity
		$	$	$	$	$	$
For the period from inception (June 3, 1999) through July 1, 2004	1	-	5,895		(5,895)		-
Net (loss)	-	-	910		(910)		-
Balance, June 30, 2005	1	-	6,805	-	(6,805)		-
Contribution to additional paid-in capital	-	-	3,024				3,024
Cancelled shares	(1)	-	(1)				(1)
Common shares issued for nil consideration	14,360,000	1,436	(1,436)		-		-
Common shares issued for cash	2,050,000	205	414,795		-		415,000
Subscription for stock			300,000		-		300,000
Stock issuance cost	-	-	(24,500)		-		(24,500)
Net loss	-	-	-		(87,574)		(87,574)
Balance, June 30, 2006	16,410,000	1,641	698,687	-	(94,379)		605,949

Common shares issued for cash	3,395,739	340	548,595		-		548,935
Common shares issued to agents in lieu of commission for placement of common shares and convertible debentures	1,064,000	106	265,894		-		266,000
Common shares issued for acquisition of interests in mineral claims	3,540,600	354	884,796		-		885,150
Common shares issued for acquisition of interests in mineral claims	1,850,000	185	462,315		-		462,500
Common shares issued for acquisition interests in a refinery	88,500	9	22,116		-		22,125
Common shares issued for purchase of a mill with capital equipments	6,975,000	697	1,743,053		-		1,743,750
Stock issuance cost			(59,426)				(59,426)
Stock based compensation			30,026				30,026
Net loss for the year ended June 30, 2007		-	-	-	(2,845,424)		(2,845,424)
Balance, June 30, 2007	33,323,839	3,332	4,596,056	-	(2,939,803)		1,659,585

Common stock issued to consultants	3,000,000	300	2,249,700	(1,875,000)	-		375,000
Stock based compensation		-	139,272		-		139,272
Warrant modification expense			844,423				844,423
Conversion of convertible debentures with accrued interest	7,186,730	719	3,590,801	-	-		3,591,520
Common shares issued for acquisition of interests in mineral claims	175,000	18	104,982				105,000
Common stock issued to a consultant	100,000	10	57,990				58,000
Amortization of deferred stock compensation				562,500			562,500
Net loss for the year					(4,635,465)		(4,635,465)
Balance June 30, 2008	43,785,569	4,379	11,583,224	(1,312,500)	(7,575,268)		2,699,835

Common shares issued for cash (net)	7,040,000	704	3,372,296	-	-		3,373,000
Common stock issued to a consultant	75,000	7	43,493	-	-		43,500
Common stock issued on acquisition of a subsidiary	397,024	40	31,722	-	-		31,762
Common shares issued on warrant exercises	8,900,907	890	2,224,337	-	-		2,225,227
Stock based compensation			814,050				814,050
Warrant modification expense			346,673				346,673
Amortization of deferred stock compensation				1,125,000			1,125,000
Net loss for the year					(6,045,477)		(6,045,477)
Balance June 30, 2009	60,198,500	6,020	18,415,795	(187,500)	(13,620,745)		4,613,570

Common shares issued for cash	6,973,180	697	1,603,134				1,603,831
Common stock issued on acquisition of a subsidiary	1,021,777	102	275,778				275,880
Stock based compensation			216,751		-		216,751
Amortization of deferred stock compensation				187,500			187,500
Net loss for the year					(3,314,953)		(3,314,953)
Balance June 30, 2010	68,193,457	6,819	20,511,458	-	(16,935,698)		3,582,579

Common shares issued for cash	2,083,333	209	499,791				500,000
Stock based compensation			101,503		-		101,503
Common stock options exercised	50,000	5	7,495		-		7,500
Net loss for the year					(2,523,079)		(2,523,079)
Balance June 30, 2011	70,326,790	7,033	21,120,247	-	(19,458,777)		1,668,503

Common shares issued for cash (net)	26,000,000	2,600	2,212,799				2,215,399
Stock based compensation			61,990		-		61,990
Preferred shares converted to common shares	2,608,696	261	299,739				300,000
Unrealized loss on marketable securities					-	(88,412)	(88,412)
Net loss for the year					(1,362,040)		(1,362,040)
Balance June 30, 2012	98,935,486	9,894	23,694,775	-	(20,820,817)	(88,412)	2,795,440

Stock based compensation			282,992		-		282,992
Unrealized loss on marketable securities					-	(16,631)	(16,631)
Net loss for the year					(2,514,598)		(2,514,598)
Balance June 30, 2013	98,935,486	9,894	23,977,767	-	(23,335,415)	(105,043)	547,203

(The accompanying notes are an integral part of these consolidated financial statements.)

F5

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows for the
Years Ended June 30, 2013 and 2012 and the Period from Inception (June 3, 1999) to June 30, 2013
(Amounts expressed in US Dollars)

	Cumulative	For the	For the
	Since	year ended	year ended
	Inception	June 30, 2013	June 30, 2012
	$	$	$
Cash Flows from Operating Activities
Net loss	(23,335,415)	(2,514,598)	(1,362,040)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	1,268,607	107,344	125,401
Amortization of debt issuance cost	247,490	-	-
Loss on disposal of plant and equipment	10,524	-	-
Gain on Bargain Purchase (Note 8)	(238,645)	-	-
Gain on termination of option agreement (Note 15)	(175,050)	-	(175,050)
Stock based compensation	1,646,584	282,992	61,990
Impairment loss on mineral property interests (Note 8)	514,525	514,525	-
Warrant modification expense	1,191,096	-	-
Shares issued for mineral claims, as part of project expenses	1,452,650	-	-
Shares issued for consultant services expensed	2,351,500	-	-
Shares issued on acquisition of subsidiary	31,762	-	-
Accretion of Asset Retirement Obligation (Note 12)	27,171	2,472	2,244
Interest accrued on promissory note (Note 10)	1,074	1,074	-
Interest on convertible debentures	90,453	-	-
Cash flow from changes in certain assets and liabilities:
Prepaid expenses and other receivables	(15,988)	(1,509)	89,328
Accounts payable	29,251	(75,968)	53,022
Accrued liabilities	69,280	9,876	(44,940)

Net cash used in operating activities	(14,833,131)	(1,673,792)	(1,250,045)

Cash Flows from Investing Activities
Decrease (Increase) in Short-term investments	-	33,716	49,888
Increase in Reclamation Deposit (Note 6)	(240,805)	-	-
Increase in Restricted Cash	(100,000)	(17,500)	-
Cash received for option on claims and included in Deferred revenue (Note 11)*	152,500	92,500	35,000
Cash received for termination of option agreement (Note 15)	175,050	-	175,050
Acquisition of plant and equipment for cash	(123,031)	(1,216)	(10,065)
Proceeds from sale of plant and equipment	2,500	-	-

Net cash provided (used) in investing activities	(133,786)	107,500	249,873

Cash Flows from Financing Activities
Issuance of common shares for cash (net)	9,109,970	-	2,215,399
Issuance of preferred shares for cash	300,000	-	-
Issuance of common shares for option exercise	7,500	-	-
Issuance of common shares for warrant exercises	2,225,227	-	-
Issuance of promissory note (Note 10)	240,000	140,000	100,000
Repayment of promissory note (Note 10)	(100,000)	-	(100,000)
Issuance of convertible debentures subsequently converted to cash	3,501,067	-	-
Stock and debenture placement commissions paid in cash	(210,000)	-	-

Net cash provided by financing activities	15,073,764	140,000	2,215,399

Net Change in Cash and cash equivalents	106,847	(1,426,292)	1,215,227

Cash and cash equivalents - beginning of period	-	1,533,139	317,912

Cash and cash equivalents - end of period	106,847	106,847	1,533,139

Supplemental Cash Flow Information
Interest Paid (Note 10)	1,381	-	1,381
Income taxes paid	-	-	-

* Excludes receipt of marketable securities for $154,960, being a non-cash item included in Deferred Revenue

(The accompanying notes are an integral part of these consolidated financial statements.)

F6

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

1.	Nature of Business and Operations

The focus of Infrastructure Materials Corp. (the “Company”) is on the exploration and development, if feasible, of limestone, silver and other metals from its claims in the State of Nevada.

The Company’s limestone assets are held by its wholly owned subsidiary, Infrastructure Materials Corp US (“IMC US”), a Nevada corporation, which was acquired as of November 7, 2008. As of the date of the financial statements, IMC US controls 5 limestone Projects in Nevada, made up of 543 mineral claims covering approximately 11,218 acres on land owned or controlled by the United States Department of Interior Bureau of Land Management (“BLM”). IMC US has acquired 100% of the Mineral Rights on an additional 1,120 acres, 50% of the Mineral Rights on 7,400 acres, and 25% of the Mineral Rights on 160 acres. In March 2013, the Company cancelled its remaining 6 mineral exploration permits in the State of Arizona. Subsequent to the date of the financial statements, 428 limestone mineral claims in Nevada were dropped. Please see Note 20, Subsequent Events.

On December 18, 2008, the Company incorporated a second wholly owned subsidiary in the State of Delaware under its former name, “Silver Reserve Corp.” referred to herein as “SRC.” The Company assigned all fourteen of its precious metal projects in Nevada to this subsidiary. As of June 1, 2010, SRC terminated its interests in one of the projects. As of the date of the financial statements, the remaining thirteen claim groups contain 741 mineral claims covering approximately 15,268 acres and 14 patented claims and 6 leased patented claims covering approximately 365 acres. SRC also has a milling facility located in Mina, Nevada on six mill site claims covering 30 acres. Subsequent to the date of the financial statements, 141 precious metals mineral claims in Nevada were dropped. Please see Note 20, Subsequent Events.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IMC US, SRC, and CIC. All material inter-company accounts and transactions have been eliminated.

F7

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

2.	Going Concern

The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $23,335,415 from inception to June 30, 2013. The Company has no source of operating revenue and expects to incur significant expenses before establishing operating revenue. Due to continuing operating losses and cash outflows from continuing operations, the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. In the event that the Company is unable to raise additional capital, as to which there is no assurance, the Company will not be able to continue doing business. The Company’s future success is dependent upon its continued ability to raise sufficient capital, not only to finance its operating expenses, but to continue its exploration activities and its assessments of the commercial viability of its claims. There is no assurance that such capital will be available on acceptable terms, if at all, or that the Company will attain profitable levels of operation. Historically, the Company has funded operations through the issuance of capital stock, convertible debentures and redeemable preferred stock. Prior to December 2011 the Company received net proceeds of $12,718,365 pursuant to the issuance of such securities. In December 2011 the Company completed a public offering in Canada of its Common Shares for net proceeds of $2,215,399. Subsequent to the date of the financial statements, the Company completed a private placement of its common stock for total proceeds of CDN$500,000. Please see Note 20, Subsequent Events. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from production of minerals or metals on its properties, if feasible.

F8

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2013 and 2012
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

c)	Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition costs are initially capitalized in accordance with Accounting Standards Codification (”ASC”) 805-20-55-37, previously referenced as the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force ("EITF") Issue 04-2. The Company assesses the carrying costs for impairment under ASC 360 and evaluates its carrying value under ASC 930 at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. In February 2010 the Company capitalized $514,525 as Mineral Property Interests and has written off all other property payments to project expenses as impaired costs. The previously capitalized Mineral Property Interests were written off as impaired costs in December 2012 as discussed in Note 8, Mineral Property Interests.

To date, mineral property exploration costs have been expensed as incurred. To date the Company has not established any proven or probable reserves on its mineral properties.

F9

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2013 and 2012
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
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies - Cont’d

Foreign Exchange Risk:

The Company conducts minor operating activities in Canadian dollars. The Company is therefore subject to gains or losses due to fluctuations in Canadian currency relative to the US dollar.

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
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies - Cont’d

j)	Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to convertible preferred stock, stock options and warrants for each year. There were no common equivalent shares outstanding at June 30, 2013 and 2012 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

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

F12

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies - Cont’d

o)	Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amended Accounting Standards Codification 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (IFRSs). ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Disclosure requirements have been expanded to include additional information about transfers between level 1 and level 2 of the fair value hierarchy and level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements including: (a) the application of the highest and best use valuation premise concepts; (b) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity; and (c) quantitative information required for fair value measurements categorized within level 3. The Company adopted this standard during the first quarter ended September 30, 2012. The adoption of this standard did not have a significant impact on these consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, in December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (“ASU 2011-12”), which indefinitely defers the requirement in ASU 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The Company adopted this standard during the first quarter ended September 30, 2012. The adoption of this standard did not have a significant impact on these consolidated financial statements.

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
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies - Cont’d

o)	Recently Adopted Accounting Standards –Cont’d

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to disclose additional information for items reclassified out of accumulated other comprehensive income (“AOCI”). For items reclassified out of AOCI and into net income in their entirety, entities are required to disclose the effect of the reclassification on each affected line item of net income. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures is required. This information may be provided either in the notes or parenthetically on the face of the statement that reports net income, provided that all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net income, if it has items that are not reclassified in their entirety into net income. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on the financial statements of the Company.

p)	Recently Issued Accounting Standards

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update) in (“ASU 2012-03”). This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a significant impact on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements in (“ASU 2012-04”). The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a significant impact on our financial position or results of operations.

F14

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

4.	Fair Value of Financial Instruments

The fair values of financial assets measured in the balance sheet as of June 30, 2013 are as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	106,847	106,847
Marketable securities	49,917	49,917
Restricted Cash	100,000	100,000

The fair values of financial assets measured in the balance sheet as of June 30, 2012 are as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	1,533,139	1,533,139
Short term investments	33,716	33,716
Marketable securities	45,181	45,181
Restricted Cash	82,500	82,500

5.	Restricted Cash

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

F15

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

7.	Plant and Equipment, Net

	June 30, 2013		June 30, 2012
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Computer equipment	25,729	14,097	24,513	9,308
Office, furniture and fixtures	3,623	2,612	3,623	2,358
Plant and Machinery	1,514,511	1,014,606	1,514,511	926,387
Tools	11,498	7,729	11,498	6,474
Vehicles	76,928	55,451	76,928	50,082
Consumables	64,197	63,612	64,197	63,027
Moulds	900	820	900	787
Mobile Equipment	73,927	57,673	73,927	53,609
Factory Buildings	74,849	22,121	74,849	19,345
	1,846,162	1,238,721	1,844,946	1,131,377

Net carrying amount	607,441		713,569
Depreciation charges	107,344		125,401

During the twelve months ended June 30, 2013, the Company recorded depreciation expense of $107,344. During the twelve months ended June 30, 2012, the Company recorded depreciation expense of $125,401.

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

F16

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

8.	Mineral Property Interests - Cont’d

The Company accounted for the acquisition of CIC as a business combination under the acquisition method as discussed in FASB ASC Topic 805. ASC 805 requires acquisition-date fair value measurement of identifiable assets, liabilities assumed and non-controlling interests in the acquiree. The only assets acquired were CIC’S quarry leases having a fair value of $514,525 (CDN $550,000) that were recorded as an asset, “Mineral Property Interests,” on the date of acquisition. The Company obtained an independent appraisal and market study to determine the fair value of the quarry leases acquired. The stock of the Company traded at $0.27 per share on February 9, 2010, and the Company recorded a $275,880 increase in shareholders’ equity reflecting the issuance of 1,021,777 Common Shares of the Company in exchange for all issued and outstanding shares of CIC. There were no liabilities recorded in the financial records of CIC as of the date of acquisition. Further, the Company acquired all the issued and outstanding shares of CIC, resulting in the absence of non-controlling interests in the acquiree yielding a bargain purchase price of $238,645 that was recorded as Other Income in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Costs incurred in connection with the acquisition were expensed.

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

During the quarter ended December 31, 2012 the Company performed a full review of CIC’s quarry leases. This review considered the exploration potential of the area, the current probable mineral reserves and resources, if any, regional competition, the cost to maintain control of the quarry leases, the projected operating costs to undertake exploration activities in light of the Company’s available cash and the condition of capital markets to fund those operating costs, and the effect of the regional and national economies on limestone prices. These served as inputs to determine which properties the Company considers economical to continue its exploration activities. As a result of these factors, the Company updated its mineral exploration plan and decided not to renew CIC’s quarry leases, which resulted in an impairment charge of $514,525.

F17

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

9.	Accrued Liabilities

Accrued liabilities are comprised of the following:

	2013	2012
	$	$
Professional fees for year-end reporting and and audit	34,200	31,500
Reclamation Bonding	27,463	27,463
Other	7,176	-
Total	68,839	58,963

10.	Notes Payable

Year ended June 30, 2013

As of April 22, 2013, the Company borrowed $140,000 from Mont Strategies Inc., a corporation that is owned and controlled by a member of the Company’s Board of Directors and who served as the Company’s Chief Executive Officer until October 1, 2012. This demand loan was made pursuant to a promissory note that calls for all principal and interest to be paid upon demand. The principal amount of the promissory note bears interest at four percent (4%) per annum and may also be prepaid by the Company at any time without penalty. If the Company fails to make payment within five business days of demand by Mont Strategies Inc., the promissory note will bear interest at ten percent (10%) per annum. The Company intends to use the proceeds of the promissory note for working capital. For the year ended June 30, 2013, the Company recorded interest expense of $1,074 for the promissory note.

Year ended June 30, 2012

On August 24, 2011, the Company borrowed $100,000 from Mont Strategies Inc. The loan was made pursuant to a demand promissory note that bore interest at a rate of four percent (4%) per annum and had a maturity date of August 24, 2013. On December 27, 2011, the Company retired the promissory note by paying Mont Strategies Inc. the principal amount of the note along with accrued interest of $1,381. For the year ended June 30, 2012, the Company recorded interest expense of $1,381 for the promissory note.

F18

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

11.	Deferred Revenue, Marketable Securities and Accumulated Other Comprehensive Loss

On February 25, 2011, SRC entered into an option and joint venture agreement (the “Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project Claim Group (the “NL Project”) for total consideration of $350,000 cash and 1,925,000 shares of IMMC’s common stock (the “Consideration”). The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47. Under the terms of the Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period. Also see Note 18, Commitments and Contingencies.

As of the date of the financial statements, the Company had received Consideration of $264,960, consisting of 875,000 shares of IMMC with a fair market value of $154,960 that was recorded as Marketable Securities in the Company’s Consolidated Balance Sheets and $110,000 in cash. Because IMMI’s interest in the NL Project vests at the end of the five-year period, this Consideration is accounted for in the Consolidated Balance Sheets as Deferred Revenue, a non-current liability. The unrealized loss of $105,043 arising from the reduction in the market value of the Company’s shares of IMMC’s common stock as of June 30, 2013, is accounted for in the Stockholders’ Equity section of the Consolidated Balance Sheets as Accumulated Other Comprehensive Loss.

On March 5, 2013, SRC executed a Sale and Purchase Agreement (the “Sale Agreement”) with IMMI to sell to IMMI (1) all of SRC’s interest in the NL Project and (2) all of its interest in the Option Agreement. Pursuant to the terms of the Sale Agreement, upon closing IMMI will pay SRC a purchase price of US$425,000 and the Option Agreement will terminate. Also, upon closing of the Sale Agreement, SRC will transfer 100% of its interest in the NL Project to IMMI. The closing date was scheduled to occur on or about April 30, 2013, and has been extended several times. In connection with the closing date extensions, IMMI paid a 10% (ten percent) non-refundable deposit of US$42,500 towards the purchase price, which is also accounted for as Deferred Revenue until such time as the Sale Agreement closes or is cancelled. The terms of the Sale Agreement provide that all Consideration paid by IMMI under the Option Agreement prior to closing will be retained by the Company.

F19

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

11.	Deferred Revenue, Marketable Securities and Accumulated Other Comprehensive Loss – Cont’d

			Accumulated
			Other
	Deferred	Marketable	Comprehensive
	Revenue	Securities	Loss
Balance as of June 30, 2011	$93,429	$68,429	$-

Consideration received during the period ending June 30, 2012	100,164	65,164

Change in market value of securities for the period ending June 30, 2012		(88,412)	(88,412)

Balance as of June 30, 2012	$193,593	$45,181	$(88,412)

Consideration received during the period ending June 30, 2013	71,367	21,367

Change in market value of securities for the period ending June 30, 2013		(16,631)	(16,631)

Deposit received for sale of total interest in NL Project	42,500	-	-

Balance as of June 30, 2013	$307,460	$49,917	$(105,043)

12.	Asset Retirement Obligation

The Company is required to recognize a liability for its legal obligation to perform reclamation and disturbance monitoring activities once any of its projects are abandoned or closed. Although these activities are conditional upon future events, the Company is required to make a reasonable estimate of the fair value of the liability. Based on the existing level of ground disturbance and monitoring requirements, the discounted asset retirement obligations ("ARO's") were estimated to be $27,171 as of June 30, 2013, assuming payments made over a three-year period. Determination of the undiscounted ARO and the timing of these obligations were based on internal estimates using information currently available and existing regulations.

At the end of each reporting period, ARO’s are equal to the present value of all estimated future costs required to remediate any ground disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. A liability for an asset retirement obligation may be incurred over more than one reporting period if the events that create the obligation occur over more than one reporting period. Any incremental liability incurred in a subsequent reporting period shall be considered to be an additional layer of the original liability. Each layer shall be initially measured at fair value. Included in this liability are the costs of reclamation and monitoring and maintenance costs. Discount rates typically range between 10% and 12%. The Company’s entire ARO as of June 30, 2013 and June 30, 2012 relates to the Blue Nose project.

F20

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

12.	Asset Retirement Obligation – Cont’d

Balance as of June 30, 2012	$24,699
Increase in Asset Retirement Obligation	-
Accretion for the year ended June 30, 2013	2,472

Balance as of June 30, 2013	$27,171

13.	Issuance of Common Shares and Warrants

Year ended June 30, 2013

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

F21

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

13.	Issuance of Common Shares and Warrants - Cont’d

The foregoing sale of securities was made entirely outside the United States pursuant to an exemption afforded by Regulation S (“Regulation S”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Following the sale of our securities in Canada, the Company's Common Shares were listed for trading on the TSX Venture Exchange under the symbols “IFM” and “IFM.S.” The Company's Common Shares continue to be traded in the United States on the OTC Bulletin Board under the symbol “IFAM.”

14.	Stock Based Compensation

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

The Company held an annual meeting of shareholders on July 29, 2011. At the meeting, among other actions, the shareholders of the Company approved the amendment and restatement of the 2006 Stock Option Plan resulting in the Company’s Amended Stock Option Plan (the “Amended Plan”). The Amended Plan replaces the Company’s 2006 Stock Option Plan and no further options will be issued under the 2006 Stock Option Plan. The terms of the Amended Plan include, among others, that (a) officers, directors, employees and consultants who provide services to the Company may be granted options to acquire shares of the Company’s Common Shares at the fair market value of the stock on the date of grant, (b) options may have a term of up to 10 years, (c) the Company may issue options in a number up to a maximum of 10% of the outstanding Common Shares, and (d) outstanding stock options previously granted pursuant to the 2006 Stock Option Plan will remain in effect and be exercisable in accordance with, and be deemed to be issued under, the terms of the Amended Plan. It is expected that options issued pursuant to the Amended Plan will not be “qualified” options under the provisions of section 422 of the Internal Revenue Code of 1986 as amended from time to time. Also see Note 20, Subsequent Events.

F22

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

14.	Stock Based Compensation – Cont’d

Year ended June 30, 2013

On August 16, 2012, 350,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

On October 8, 2012 the Company granted options to an employee to purchase up to 125,000 Common Shares at an exercise price of CDN$0.10 per share. These options were granted in accordance with the terms of the Company’s Amended Plan and vest at a rate of one twelfth (1/12) each month until fully vested. The options granted have a term of 10 years.

On April 30, 2013, 350,000 options issued in accordance with the Company’s Amended Plan expired.

On June 6, 2013 the Company granted options to an employee to purchase up to 125,000 Common Shares at an exercise price of CDN$0.10 per share. These options were granted in accordance with the terms of the Company’s Amended Plan and vest at a rate of one twelfth (1/12) each month until fully vested. The options granted have a term of 10 years.

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

On May 31, 2012, 100,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

F23

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

14.	Stock Based Compensation - Cont’d

For the year ended June 30, 2013, the Company recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

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

									Stock-based	Unexpended
									compensation	Stock-based
									cost expensed	compensation
									during the year	cost deferred
	Risk free	Volatility	Expected	Forfeiture	Expected	Exercise	Total number of	Grant date	ended June 30,	over the vesting
Date of grant	rate	factor	Dividends	rate	life	price	options granted	fair value	2013	period

Apr-1-12	1.10%	180.37%	0%	0%	1 year	$0.10	350,000	$0.02	$4,897	$-
Apr-25-12	3.63%	155.72%	0%	0%	10 years	$0.10	8,375,000	$0.04	$268,450	$-
Oct-8-12	3.63%	168.86%	0%	0%	10 years	$0.10	125,000	$0.10	$9,050	$3,369
Jun-6-13	3.63%	169.03%	0%	0%	10 years	$0.10	125,000	$0.07	$595	$8,088

Total									$282,992	$11,457

As of June 30, 2013, there was $11,457 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the years ended June 30, 2013 and June 30, 2012, was $282,992 and $61,990, respectively.

F24

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

14.	Stock Based Compensation - Cont’d

The following tables summarize the options outstanding as of June 30, 2013 and 2012, and the option activity for the years then ended:

		Remaining	Remaining
		contractual	contractual
	Option Price	life (in years)	life (in years)	Number of options:
Expiry Date	Per Share	2013	2012	2013	2012
Aug 16, 2012	$0.31		0.13		100,000
Aug 16, 2012	$0.25		0.13		250,000
Apr 30, 2013	$0.01		0.83		350,000
Dec 10, 2013	$0.15	0.45	1.47	25,000	25,000
Feb 2, 2014	$0.31	0.60	1.62	50,000	50,000
Oct 22, 2014	$0.33	1.33	2.34	25,000	25,000
Apr 25, 2015	$0.23	1.84	2.86	50,000	50,000
Apr 24, 2022	$0.10	8.82	9.82	8,375,000	8,375,000
Oct 7, 2022	$0.10	9.28	-	125,000	-
Jun 5, 2023	$0.10	9.94	-	125,000	-
Options outstanding at end of year				8,775,000	9,225,000
Weighted average exercise price at end of year				$0.10	$0.11
Weighted average remaining contractual life (in years)				8.71	8.99

	Number of options:
	2013	2012
Outstanding, beginning of year	9,225,000	950,000
Granted	250,000	8,725,000
Expired	(700,000)	(450,000)
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding, end of year	8,775,000	9,225,000
Exercisable, end of year	8,629,167	1,983,334

F25

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

15.	Termination of Option Agreement

On August 24, 2011, the Company’s wholly owned subsidiary, SRC, entered into an option agreement dated as of August 19, 2011 (the “MGold Option Agreement”) with MGold Resources Inc. (“MGold”), pursuant to which MGold had an option (the “Option) to earn a 50% interest in each of SRC’s Silver Queen Claim Group (the “Silver Queen Property”) and Klondyke Claim Group (the “Klondyke Property”) after expenditure of certain Option Costs and the full payment of the Cash Consideration, as defined below. Under the terms of the MGold Option Agreement, MGold was required to incur exploration expenditures totaling CDN$4,000,000 with regards to the Silver Queen Property and CDN$1,350,000 with regards to the Klondyke Property (together, the “Option Costs”). MGold also would make total cash payments to SRC of CDN$2,000,000 for the Silver Queen Property and CDN$265,000 for the Klondyke Property (together, the “Cash Consideration”). The Option Costs were to be made over a period of 30 months, and the Cash Consideration was to be paid over a period of 33 months. Upon full expenditure of the Option Costs and payment of the total Cash Consideration, the Option could be exercised and MGold would hold a 50% equity interest in each of the Silver Queen Property and Klondyke Property. Following exercise of the Option, SRC and MGold would enter into a joint venture with regards to the operation of the properties. During the period prior to the exercise of the Option, MGold had the right to terminate the MGold Option Agreement with 30 days’ notice to SRC or to discontinue its Option with respect to either property and retain its Option with respect to the other property. On September 26, 2011, the Company received $145,875 (CDN$150,000) and $29,175 (CDN$30,000) from MGold representing the first Cash Consideration payments for the Silver Queen Property and the Klondyke Property, respectively, for total Cash Consideration of $175,050. Because MGold’s interests in the Silver Queen and Klondyke Properties were to vest at the end of the 33-month period, this Cash Consideration was accounted for in the Consolidated Balance Sheets as Deferred Revenue, a non-current liability.

On March 15, 2012, MGold issued notice to SRC that MGold was terminating the MGold Option Agreement effective April 14, 2012. Upon the termination of the MGold Option Agreement, the Company recognized $175,050 as a Gain from termination of option agreement, which was the amount included in Deferred Revenue for the periods ended December 31, 2011, and March 31, 2012.

16.	Geographic Location of Assets

All assets in the financial statements are located in the State of Nevada, United States of America except for Cash and Cash equivalents of $35,090, which are located in Canada.

F26

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

17.	Income Taxes

The Company's current and deferred income taxes are as follows:

	2013	2012

Loss before income taxes	$(2,514,598)	$(1,362,040)

Expected income tax recovery at the statutory rate of 29.5%	$(741,806)	$(401,802)
Increase in income taxes resulting from:
Permanent differences	235,268	18,287
Timing differences	60,330	36,462
Valuation allowance	446,208	347,053

Provision for income taxes	$-	$-

The Company has deferred income tax assets as follows:

	2013	2012

Net operating loss carry forward	$18,873,068	$17,103,576

Deferred Income tax on loss carry forward	$5,567,555	$5,045,555
Temporary differences (due to timing difference between tax value and book value)	218,941	129,890
Valuation allowance for deferred income tax assets	(5,786,496)	(5,175,445)

Deferred income taxes	$-	$-

As of June 30, 2013, the Company has non-capital losses of approximately $18,873,068 available to offset future taxable incomes which expire as follows:

2026	$64,024
2027	$2,324,117
2028	$3,474,713
2029	$4,536,752
2030	$2,868,022
2031	$2,483,123
2032	$1,352,825
2033	$1,769,492
$18,873,068

F27

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

18.	Commitments and Contingencies

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

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”). The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years. Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement. As of June 30, 2013, the undertakings described in (1) and (3) above have been completed and the reclamation and remediation described in (2) above are in progress. The 25 Option Claims together with 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

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

F28

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

18.	Commitments and Contingencies - Cont’d

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

F29

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

18.	Commitments and Contingencies - Cont’d

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

F30

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

18.	Commitments and Contingencies - Cont’d

On March 5, 2013, SRC executed a Sale and Purchase Agreement (the “Sale Agreement”) with IMMI to sell to IMMI (1) all of SRC’s interest in the NL Project and (2) all of its interest in the IMMI Option Agreement. Pursuant to the terms of the Sale Agreement, upon closing IMMI will pay SRC a purchase price of US$425,000 and the IMMI Option Agreement will terminate. Also, upon closing of the Sale Agreement, SRC will transfer 100% of its interest in the NL Project to IMMI. The closing date was scheduled to occur on or about April 30, 2013, and has been extended several times. In connection with the closing date extensions, IMMI paid a 10% (ten percent) non-refundable deposit of US$42,500 towards the purchase price. The terms of the Sale Agreement provide that all Consideration paid by IMMI under the IMMI Option Agreement prior to closing will be retained by the Company.

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

F31

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

18.	Commitments and Contingencies - Cont’d

Under the terms of the Buhrman Agreement, SRC was granted the exclusive right and option to enter and examine the Property (the “Exploration License”) in consideration of a $30,000 payment to the Owner (the License Payment”). During the term of the Exploration License, SRC has the exclusive right to undertake geological, geophysical, and geochemical examinations of the Property; to sample the Property by means of pits, trenches, and drilling; and to take bulk samples from the Property for the purpose of conducting metallurgical and leaching tests. However, SRC may not commence development or mining activities on the Property unless it exercises the Purchase Option as defined below. SRC will be responsible for reclamation of its pits, trenches, drill sites, and other such disturbances arising out of its activities on the Property. The Exploration License had an initial one-year term beginning on May 1, 2012 (the “Effective Date”) and ending on April 30, 2013. On April 30, 2013, SRC exercised its right to extend the Exploration License for an additional period of one year by making an additional License Payment of $30,000 to the Owner. SRC was also granted exclusive right and option to purchase the Owner’s ownership interest in the Property (the “Purchase Option”) for the sum of $90,000 less all License Payments previously made. SRC may exercise the Purchase Option at any time during the term of the Exploration License by giving written notice to the Owner. If SRC exercises the Purchase Option, SRC will also pay the Owner a two percent (2%) royalty based upon gross revenues less deductions as defined by the Buhrman Agreement, and SRC will also have the exclusive right and option to purchase such royalty at any time for the sum of $1,000,000 less any payments previously made by SRC to the Owner pursuant to such royalty. SRC may terminate the Buhrman Agreement at any time by giving 30 days’ notice in writing to the Owner.

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

On March 19, 2013, the Company accepted a proposal from Great Basin Ecology, Inc. to perform a biological baseline survey of time sensitive resources in the area of the Company’s Clay Peters Project (referred to in prior filings as the “Kope Scheelite Project”) in order to develop an exploration plan of operations. The survey is estimated to cost approximately $24,000. As of June 30, 2013, the Company has recorded total expenses of $9,944 for this contract.

F32

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

18.	Commitments and Contingencies - Cont’d

On April 23, 2013, the Company received a summons from the United States District Court, District of Nevada, naming the Company as a co-defendant in a lawsuit filed by the U.S. Attorney on behalf of the BLM seeking reimbursement for the cost of putting out a fire that occurred on May 8, 2008, and other non-quantified damages. The fire damaged approximately 451 acres of land administered by the BLM near Dayton, Nevada. The lawsuit alleges that the cost of putting out the fire was approximately $510,000. The Company has denied any responsibility for the fire and notified its liability insurance carrier. The Company has not accrued any costs for this claim in its financial statements.

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the years ended June 30, 2013, and June 30, 2012, were $24,712 and $28,356, respectively. As of June 30, 2013, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2014, June 30, 2015, and June 30, 2016, are $11,795, and $382, and $0, respectively.

Maintaining Claims in Good Standing

The Company is required to pay to the BLM on or before September 1st of each year, a fee in the amount of $140 per mineral claim held by the Company. The total amount paid in August 2013, was $98,420 for 703 claims held by the Company at that date. The BLM fee for the 18 NL Project claims held by the Company were paid by IMMI pursuant to the IMMI Option Agreement described above.

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

19.	Related Party Transactions

There are no amounts owed to or from related parties as of June 30, 2013, and June 30, 2012 except as discussed in Note 10, Notes Payable.

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the Company and the related parties.

F33

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

19.	Related Party Transactions – Cont’d

Year ended June 30, 2013

A corporation owned and operated by the Company’s President and Chief Executive Officer, Mason Douglas, who is also a member of the Company’s Board of Directors, received $126,836 for his services.

A law firm, a partner of which is also a member of the Company’s Board of Directors, Brent Walter, received $3,925 for legal services rendered and expenses incurred on behalf of the Company.

The Company’s Chief Financial Officer, Rakesh Malhotra, received $7,434 for consulting services provided to the Company.

The Company’s Corporate Secretary, Anne Macko, received $57,500 for administrative services provided to the Company.

The Company recorded interest expense of $1,074 pursuant to a promissory note issued to a corporation that is owned and controlled by a member of the Company’s Board of Directors, Todd Montgomery. Also see Note 10, Notes Payable.

On April 25, 2012, the Company granted options to certain of its officers and directors to purchase up to an aggregate of 4,825,000 Common Shares at an exercise price of CDN$0.10 per share. On the same date, the Company also granted options to a consultant who is a family member of a director to purchase up to 250,000 Common Shares at the same exercise price. The options were granted in accordance with the Company’s Amended Plan and vested at the rate of one twelfth (1/12) each month until fully vested. The options granted have a term of ten years. During the year ended June 30, 2013, the Company expensed stock based compensation costs of $154,660 for options granted to officers and directors, and $8,013 for options granted to the director’s family member.

Year ended June 30, 2012

A corporation owned and operated by the Company’s President, Mason Douglas, who is also a member of the Company’s Board of Directors and who was appointed Chief Executive Officer on October 1, 2012, received $109,668 for his services.

The Company recorded expenses of $27,538 for legal services rendered and expenses incurred on behalf of the Company by a law firm, a partner of which is also a member of the Company’s Board of Directors, Brent Walter. In addition the same law firm was paid $70,853 for legal services rendered and expenses incurred on behalf of the Company that were capitalized as costs for raising capital.

The Company’s Chief Financial Officer, Rakesh Malhotra, received $15,581 for consulting services provided to the Company.

The Company’s Corporate Secretary, Anne Macko, received $56,167 for administrative services provided to the Company.

F34

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

19.	Related Party Transactions – Cont’d

The Company paid interest of $1,381 pursuant to a promissory note issued to a corporation that is owned and controlled by a member of the Company’s Board of Directors, Todd Montgomery, who also served as the Company’s Chief Executive Officer until October 1, 2012. Also see Note 10, Notes Payable.

During the year ended June 30, 2012, the Company expensed stock based compensation costs of $34,772 for options granted to officers and directors, and $1,802 for options granted to the director’s family member, as discussed above.

20.	Subsequent Events

The Company held an annual meeting of shareholders on July 16, 2013. At the meeting, the shareholders of the Company elected all five of the Company’s director nominees, approved the Company’s Amended Stock Option Plan, which amends and restates in its entirety the Company’s 2011 Stock Option Plan, approved the compensation of the Company’s Named Executive Officers in an advisory, non-binding resolution, approved in an advisory non-binding vote, a frequency of three years to vote on the compensation of the Company’s Named Executive Officers, and ratified the appointment of Schwartz Levitsky Feldman LLP as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2013.

As of July 19, 2013, the Company borrowed $150,000 from Mont Strategies Inc., a corporation that is owned and controlled by a member of the Company’s Board of Directors. This demand loan was made pursuant to a promissory note that calls for all principal and interest to be paid upon demand. The principal amount of the promissory note bears interest at 4 percent (4%) per annum and may also be prepaid by the Company at any time without penalty. The Company intends to use the proceeds of the promissory note for working capital.

On August 7, 2013, the Company accepted a proposal from Harris Exploration Drilling and Associates Inc. to perform professional drilling services and related activities at the Company’s Clay Peters Project for an estimated cost of $240,000.

Based on a review of all of the Company’s mineral claims, on August 28, 2013 the Company elected to drop certain limestone mineral claims held by IMC US that it has determined are not in the Company’s best interests to retain.

  168 of the 255 mineral claims of the Blue Nose Claim Group were dropped.
  102 of the 130 mineral claims of the Morgan Hill Claim Group were dropped.
  All 31 mineral claims of the MM Claim Group were dropped.
  All 69 mineral claims of the Lime Mountain Claim Group were dropped.
  All 58 mineral claims of the Wood Hills Claim Group were dropped

Based on a review of all of the Company’s mineral claims, on August 28, 2013 the Company elected to drop certain precious metals mineral claims held by SRC that it has determined are not in the Company’s best interests to retain.

F35

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2013 and 2012
(Amounts expressed in US Dollars)

20.	Subsequent Events – Cont’d
  2 of the 8 mineral claims of the Dyer Claim Group were dropped.
  2 of the 8 mineral claims of the Gold Point Claim Group were dropped.
  46 of the 134 mineral claims of the Klondyke Claim Group were dropped.
  25 of the 52 mineral claims of the Quailey Claim Group were dropped.
  58 of the 178 mineral claims of the Silver Queen Claim Group were dropped.
  All 5 mineral claims of the Montezuma Claim Group were dropped.
  The 2 remaining mineral claims of the Sylvania Claim Group were dropped.
  The 1 remaining mineral claim of the Weepah Hills Claim Group was dropped.

On August 28, 2013, the Company completed a private placement (the “Private Placement”) of 33,333,333 Common shares at a price of CDN$.015 per share for a total consideration of CDN$500,000. The Private Placement was exempt from registration under the Securities Act, as amended pursuant to an exemption afforded by Regulation S promulgated thereunder. None of the participants in the Private Placement are “U.S. Person(s)” as that term is defined in Regulation S.

The Company received 350,000 shares of IMMC’s common stock and $70,000 cash on September 11, 2013 and September 16, 2013, respectively, pursuant to the option agreement between SRC and IMMI, IMMC’s wholly owned subsidiary, as further described in Note 18, Commitments and Contingencies.

F36