Form 10-Q
period 2013-09-30
INFRASTRUCTURE MATERIALS CORP.
filed 2013-11-13
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

The number of shares of registrant’s common stock outstanding as of October 31, 2013 was 138,304,619.

INFRASTRUCTURE MATERIALS CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2013
TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

CONTENTS

Interim Consolidated Balance Sheets as of September 30, 2013 (unaudited) and June 30, 2013 (audited)	4

Interim Consolidated Statements of Operations and Comprehensive Loss for the three-months ended September 30, 2013 and September 30, 2012, and for the period from inception to September 30, 2013	5

Interim Consolidated Statements of Changes in Stockholders' Equity for the three-months ended September 30, 2013 and for the period from inception to September 30, 2013	6

Interim Consolidated Statements of Cash Flows for the three-months ended September 30, 2013 and September 30, 2012, and for the period from inception to September 30, 2013	7

Condensed Notes to Interim Consolidated Financial Statements	8 - 26

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Balance Sheets as at
September 30, 2013 and June 30, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	September 30,	June 30,
	2013	2013
	$	$
	(unaudited)	(audited)
ASSETS
Current
Cash and cash equivalents	397,026	106,847
Marketable securities (Note 10)	41,614	49,917
Prepaid expenses and other receivables	62,895	15,988

Total Current Assets	501,535	172,752

Restricted Cash (Note 5)	100,000	100,000
Reclamation Deposit (Note 6)	240,805	240,805

Plant and Equipment, net (Note 7)	584,908	607,441
Mineral Property Interests (Note 8)	-	-

Total Assets	1,427,248	1,120,998

LIABILITIES
Current
Accounts payable	76,968	29,251
Accrued liabilities	37,663	68,839
Notes Payable (Note 9)	293,702	141,074
Total Current Liabilities	408,333	239,164

Deferred Revenue (Note 10)	389,336	307,460
Asset Retirement Obligation (Note 11)	27,850	27,171

Total Liabilities	825,519	573,795

Going Concern (Note 3)
Commitments and Contingencies (Note 14)
Related Party Transactions (Note 15)
Subsequent Events (Note 16)

STOCKHOLDERS' EQUITY
Capital Stock (Note 12)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 132,268,819 issued and outstanding (June 30, 2013 – 98,935,486)	13,227	9,894
Additional Paid -in Capital	24,445,096	23,977,767
Accumulated Other Comprehensive Loss (Note 10)	(125,222)	(105,043)
Deficit Accumulated During the Exploration Stage	(23,731,372)	(23,335,415)

Total Stockholders' Equity	601,729	547,203

Total Liabilities and Stockholders' Equity	1,427,248	1,120,998

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Operations and Comprehensive Loss
For the three-months ended September 30, 2013 and September 30, 2012 and the period from Inception (June 3, 1999) to September 30, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the
		three months	three months
	Cumulative	ended	ended
	since	September 30,	September 30,
	inception	2013	2012
	$	$	$
Operating Expenses

General and administration	10,972,410	127,871	243,904
Project expenses	11,658,961	242,965	397,981
Impairment loss on mineral property interests (Note 8)	514,525	-	-
Depreciation	1,291,140	22,533	26,779

Total Operating Expenses	24,437,036	393,369	668,664

Loss from Operations	(24,437,036)	(393,369)	(668,664)
Other income-interest	387,505	40	126
Other income-gain on termination of option agreement	175,050	-	-
Other income-gain on bargain purchase (Note 8)	238,645	-	-
Interest Expense	(95,536)	(2,628)	-

Loss before Income Taxes	(23,731,372)	(395,957)	(668,538)

Provision for income taxes	-	-	-

Net Loss	(23,731,372)	(395,957)	(668,538)

Loss per Weighted Average Number
of Shares Outstanding
-Basic and Fully Diluted		(0.004)	(0.007)

Weighted Average Number of
Shares Outstanding During the Periods
-Basic and Fully Diluted		111,254,326	98,935,486

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net Loss		(395,957)	(668,538)
Other comprehensive loss:
Unrealized loss on marketable securities (Note 10)		(20,179)	(4,251)

Comprehensive Loss		(416,136)	(672,789)

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Financial Statements of Changes in Stockholders’ Equity
For the three-months ended September 30, 2013
and for the period from Inception (June 3, 1999) to September 30, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

					Deficit
					Accumulated	Accumulated
	Common Stock		Additional	Deferred	during the	Other	Total
	Number		Paid-in	Stock	Exploration	Comprehensive	Stockholders'
	of Shares	Amount	Capital	Compensation	Stage	Loss	Equity
		$	$	$	$	$	$
For the period from inception (June 3, 1999) through July 1, 2004	1	-	5,895		(5,895)		-
Net (loss)	-	-	910		(910)		-
Balance June 30, 2005 (audited)	1	-	6,805	-	(6,805)		-
Contribution to additional paid-in capital	-	-	3,024				3,024
Cancelled shares	(1)	-	(1)				(1)
Common shares issued for nil consideration	14,360,000	1,436	(1,436)		-		-
Common shares issued for cash	2,050,000	205	414,795		-		415,000
Subscription for stock			300,000		-		300,000
Stock issuance cost	-	-	(24,500)		-		(24,500)
Net loss for the year	-	-	-		(87,574)		(87,574)
Balance June 30, 2006 (audited)	16,410,000	1,641	698,687	-	(94,379)		605,949

Common shares issued for cash	3,395,739	340	548,595		-		548,935
Common shares issued to agents in lieu of commission for placement of common shares and convertible debentures	1,064,000	106	265,894		-		266,000
Common shares issued for acquisition of interests in mineral claims	3,540,600	354	884,796		-		885,150
Common shares issued for acquisition of interests in mineral claims	1,850,000	185	462,315		-		462,500
Common shares issued for acquisition interests in a refinery	88,500	9	22,116		-		22,125
Common shares issued for purchase of a mill with capital equipment	6,975,000	697	1,743,053		-		1,743,750
Stock issuance cost			(59,426)				(59,426)
Stock based compensation			30,026				30,026
Net loss for the year		-	-	-	(2,845,424)		(2,845,424)
Balance June 30, 2007 (audited)	33,323,839	3,332	4,596,056	-	(2,939,803)		1,659,585

Common stock issued to consultants	3,000,000	300	2,249,700	(1,875,000)	-		375,000
Stock based compensation		-	139,272		-		139,272
Warrant modification expense			844,423				844,423
Conversion of convertible debentures with accrued interest	7,186,730	719	3,590,801	-	-		3,591,520
Common shares issued for acquisition of interests in mineral claims	175,000	18	104,982				105,000
Common stock issued to a consultant	100,000	10	57,990				58,000
Amortization of deferred stock compensation				562,500			562,500
Net loss for the year					(4,635,465)		(4,635,465)
Balance June 30, 2008 (audited)	43,785,569	4,379	11,583,224	(1,312,500)	(7,575,268)		2,699,835

Common shares issued for cash (net)	7,040,000	704	3,372,296	-	-		3,373,000
Common stock issued to a consultant	75,000	7	43,493	-	-		43,500
Common stock issued on acquisition of a subsidiary	397,024	40	31,722	-	-		31,762
Common shares issued on warrant exercises	8,900,907	890	2,224,337	-	-		2,225,227
Stock based compensation			814,050				814,050
Warrant modification expense			346,673				346,673
Amortization of deferred stock compensation				1,125,000			1,125,000
Net loss for the year					(6,045,477)		(6,045,477)
Balance June 30, 2009 (audited)	60,198,500	6,020	18,415,795	(187,500)	(13,620,745)		4,613,570

Common shares issued for cash	6,973,180	697	1,603,134				1,603,831
Common stock issued on acquisition of a subsidiary	1,021,777	102	275,778				275,880
Stock based compensation			216,751				216,751
Amortization of deferred stock compensation				187,500			187,500
Net loss for the year					(3,314,953)		(3,314,953)
Balance June 30, 2010 (audited)	68,193,457	6,819	20,511,458	-	(16,935,698)		3,582,579

Common shares issued for cash	2,083,333	209	499,791				500,000
Stock based compensation			101,503				101,503
Common stock options exercised	50,000	5	7,495				7,500
Net loss for the year					(2,523,079)		(2,523,079)
Balance June 30, 2011 (audited)	70,326,790	7,033	21,120,247	-	(19,458,777)		1,668,503

Common shares issued for cash (net)	26,000,000	2,600	2,212,799	-	-		2,215,399
Preferred shares converted to common shares	2,608,696	261	299,739				300,000
Stock based compensation			61,990				61,990
Unrealized loss on marketable securities						(88,412)	(88,412)
Net loss for the period					(1,362,040)		(1,362,040)
Balance June 30, 2012 (audited)	98,935,486	9,894	23,694,775	-	(20,820,817)	(88,412)	2,795,440

Stock based compensation			282,992				282,992
Unrealized loss on marketable securities						(16,631)	(16,631)
Net loss for the period					(2,514,598)		(2,514,598)
Balance June 30, 2013 (audited)	98,935,486	9,894	23,977,767	-	(23,335,415)	(105,043)	547,203

Common shares issued for cash (net)	33,333,333	3,333	462,010	-	-		465,343
Stock based compensation			5,319				5,319
Unrealized loss on marketable securities						(20,179)	(20,179)
Net loss for the period					(395,957)		(395,957)
Balance September 30, 2013 (unaudited)	132,268,819	13,227	24,445,096	-	(23,731,372)	(125,222)	601,729

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Cash Flows
For the three-months ended September 30, 2013 and September 30, 2012 and for the period from Inception (June 3, 1999) to September 30, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Cumulative	For the three	For the three
	Since	months ended	months ended
	Inception	September 30, 2013	September 30, 2012
	$	$	$
Cash Flows from Operating Activities
Net loss	(23,731,372)	(395,957)	(668,538)
Adjustment for:
Depreciation	1,291,140	22,533	26,779
Amortization of debt issuance cost	247,490	-	-
Loss on disposal of plant and equipment	10,524	-	-
Gain on Bargain Purchase (Note 8)	(238,645)	-	-
Gain on termination of option agreement	(175,050)	-	-
Stock based compensation	1,651,903	5,319	84,510
Impairment loss on mineral property interests (Note 8)	514,525	-	-
Warrant modification expense	1,191,096	-	-
Shares issued for mineral claims, as part of project expenses	1,452,650	-	-
Shares issued for consultant services expensed	2,351,500	-	-
Shares issued on acquisition of subsidiary	31,762	-	-
Accretion of Asset Retirement Obligation (Note 11)	27,850	679	618
Interest accrued on promissory note (Note 9)	3,702	2,628	-
Interest on convertible debentures	90,453	-	-
Changes in non-cash working capital
Prepaid expenses and other receivables	(62,895)	(46,907)	(83,448)
Accounts payable	76,968	47,717	53,844
Accrued liabilities	38,104	(31,176)	(19,750)

Net cash used in operating activities	(15,228,295)	(395,164)	(605,985)

Cash Flows from Investing Activities
Decrease (Increase) in Short-term investments	-	-	(35)
Increase in Reclamation Deposit	(240,805)	-	-
Increase in Restricted Cash	(100,000)	-	-
Cash received for option on claims and included in Deferred revenue (Note 10)*	222,500	70,000	50,000
Cash received for termination of Option Agreement	175,050	-	-
Acquisition of plant and equipment for cash	(123,031)	-	-
Proceeds from sale of plant and equipment	2,500	-	-

Net cash provided (used) in investing activities	(63,786)	70,000	49,965

Cash Flows from Financing Activities
Issuance of common shares for cash (net)	9,575,313	465,343	-
Issuance, for cash, of preferred shares later converted to common shares	300,000	-	-
Issuance of common shares for warrant exercises	2,225,227	-	-
Issuance of common shares for option exercise	7,500	-	-
Issuance of promissory note (Note 9)	390,000	150,000	-
Repayment of promissory note	(100,000)	-	-
Issuance of convertible debentures subsequently converted to cash	3,501,067	-	-
Stock and debenture placement commissions paid in cash	(210,000)	-	-

Net cash provided by financing activities	15,689,107	615,343	-

Net Change in Cash	397,026	290,179	(556,020)

Cash - beginning of period	-	106,847	1,533,139

Cash - end of period	397,026	397,026	977,119

Supplemental Cash Flow Information
Interest Paid	1,381	-	-
Income taxes paid	-	-	-

* Excludes receipt of marketable securities for $166,836, being a non-cash item included in Deferred Revenue

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Infrastructure Materials Corp. (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles ("GAAP"); however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at September 30, 2013 and June 30, 2013, the results of its operations for the three month periods ended September 30, 2013 and September 30, 2012, and its cash flows for the three-month periods ended September 30, 2013 and September 30, 2012. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three- month period ended September 30, 2013 are not necessarily indicative of results to be expected for the full year.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Infrastructure Materials Corp US (“IMC US”), Silver Reserve Corp. (“SRC”) and Canadian Infrastructure Corp. (“CIC”). All material inter-company accounts and transactions have been eliminated.

Recently Adopted Accounting Standards

In October 2012, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update, Technical Corrections and Improvements (“ASU 2012-04”). The amendments in this update covered a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update are effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on the financial statements of the Company.

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this guidance did not have a material impact on the financial statements of the Company.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2013
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

In July 2013, the FASB amended its guidance related to the presentation of unrecognized tax benefits. The standard provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for annual reporting periods beginning on or after December 15, 2013, and interim periods within those annual periods. The guidance is to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently assessing the impacts of this guidance.

In February 2013, the FASB issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently assessing the impact of this guidance.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently assessing the impact of this guidance.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

2.	Nature of Business and Operations

The Company’s focus is on the exploration and development, if feasible, of limestone and precious metals from its claims in the State of Nevada.

The Company is an exploration stage company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as the FASB Emerging Issues Task Force ("EITF") Issue 04-2. The Company assesses the carrying costs for impairment under ASC 360 and evaluates its carrying value under ASC 930 at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. In February 2010, the Company capitalized $514,525 as Mineral Property Interests, and has written off all other property payments to project expenses as impaired costs. The previously capitalized Mineral Property Interests were written off as impaired costs in December 2012 as discussed in Note 8, Mineral Property Interests.

To date, mineral property exploration costs have been expensed as incurred. To date the Company has not established any proven or probable reserves on its mineral properties.

The Company’s limestone assets are held by its wholly owned subsidiary, IMC US, a Nevada corporation that was acquired as of November 2008. As of the date of the financial statements, IMC US controls 2 limestone projects in Nevada, made up of 115 mineral claims covering approximately 4,940 acres on land owned or controlled by the United States Department of Interior Bureau of Land Management (the “BLM”). IMC US has also acquired 100% of the mineral rights on an additional 1,120 acres, 50% of the mineral rights on 7,400 acres, and 25% of the mineral rights on 160 acres.

On December 18, 2008, the Company incorporated a second wholly owned subsidiary in the State of Delaware under its former name, “Silver Reserve Corp.” (“SRC”). The Company assigned all fourteen of its silver/base metal projects in Nevada to SRC. SRC has since terminated its interests in four of the projects. As of the date of the financial statements, the remaining ten projects contain 600 mineral claims covering approximately 12,385 acres on BLM land and 14 patented claims and 6 leased patented claims covering approximately 365 acres. SRC also has a milling facility located in Mina, Nevada on six mill site claims covering 30 acres.

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

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

3.	Going Concern

The Company's financial statements have been prepared in accordance with United States GAAP and are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $23,731,372 from inception to September 30, 2013. The Company has no source of operating revenue and expects to incur significant expenses before establishing operating revenue. Due to continuing operating losses and cash outflows from continuing operations, the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. In the event that the Company is unable to raise additional capital, as to which there is no assurance, the Company will not be able to continue doing business. The Company’s future success is dependent upon its continued ability to raise sufficient capital, not only to finance its operating expenses, but to continue its exploration activities and its assessments of the commercial viability of its claims. There is no assurance that such capital will be available on acceptable terms, if at all, or that the Company will attain profitable levels of operation. Historically, the Company has funded operations through the issuance of capital stock, convertible debentures and redeemable preferred stock. Prior to December 2011 the Company received net proceeds of $12,718,365 pursuant to the issuance of such securities. In December 2011 the Company completed a public offering in Canada of shares of its common stock ("Common Shares") for net proceeds of $2,215,399. On August 28, 2013, the Company completed a private placement of its Common Shares for net proceeds of approximately $465,343. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from production of minerals or metals on its properties, if feasible.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.	Fair Value of Financial Instruments

The fair values of financial assets measured at the balance sheet date of September 30, 2013 were as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Balance sheet classification and nature	$	$	$	$

Assets
Cash and cash equivalents	397,026	397,026
Marketable securities	41,614	41,614
Restricted Cash	100,000	100,000

The fair values of financial assets measured at the balance sheet date of June 30, 2013 were as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Balance sheet classification and nature	$	$	$	$

Assets
Cash and cash equivalents	106,847	106,847
Marketable securities	49,917	49,917
Restricted Cash	100,000	100,000

5.	Restricted Cash

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

The Company posted a reclamation bond of $240,805 pursuant to the Plan of Operations for its Blue Nose limestone project, as required by the BLM to secure remediation costs if the project is abandoned or closed. The Company has submitted an amended Plan of Operations and is seeking a refund from the BLM of a portion of the reclamation bond.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Consumables	50%	declining balance method
Molds	30%	declining balance method
Mobile Equipment	20%	declining balance method
Factory Buildings	5%	declining balance method

	September 30, 2013		June 30, 2013
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Computer equipment	25,729	14,970	25,729	14,097
Office, furniture and fixtures	3,623	2,663	3,623	2,612
Plant and Machinery	1,514,511	1,033,353	1,514,511	1,014,606
Tools	11,498	7,966	11,498	7,729
Vehicles	76,928	56,525	76,928	55,451
Consumables	64,197	63,684	64,197	63,612
Molds	900	826	900	820
Mobile Equipment	73,927	58,486	73,927	57,673
Factory Buildings	74,849	22,781	74,849	22,121
	1,846,162	1,261,254	1,846,162	1,238,721

Net carrying amount		584,908		607,441
Depreciation charges		22,533		107,344

During the three months ended September 30, 2013, the Company recorded depreciation expense of $22,533. During the twelve months ended June 30, 2013, the Company recorded depreciation expense of $107,344.

8.	Mineral Property Interests

The Company entered into an agreement to acquire, as a wholly owned subsidiary, Canadian Infrastructure Corp. (“CIC”), a Canadian corporation, pursuant to a share exchange agreement (the “CIC Agreement”) dated as of December 15, 2009, between the Company, CIC and Todd D. Montgomery. Under the terms of the CIC Agreement, the Company acquired all of the issued and outstanding stock of CIC in exchange for 1,021,777 Common Shares of the Company. The CIC Agreement closed on February 9, 2010.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2013
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

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Notes Payable

On April 22, 2013, the Company borrowed $140,000 from Mont Strategies Inc., a corporation that is owned and controlled by a member of the Company’s Board of Directors. This demand loan was made pursuant to a promissory note that calls for all principal and interest to be paid upon demand. The principal amount of the promissory note bears interest at four percent (4%) per annum and may be prepaid by the Company at any time without penalty. If the Company fails to make payment within five business days of demand by Mont Strategies Inc., the promissory note will bear interest at ten percent (10%) per annum. The Company intends to use the proceeds of the promissory note for working capital. For the three-month period ended September 30, 2013, the Company recorded interest expense of $1,412 for the promissory note.

On July 19, 2013, the Company borrowed $150,000 from Mont Strategies Inc., a corporation that is owned and controlled by a member of the Company’s Board of Directors. This demand loan was made pursuant to a promissory note that calls for all principal and interest to be paid upon demand. The principal amount of the promissory note bears interest at 4 percent (4%) per annum and may be prepaid by the Company at any time without penalty. If the Company fails to make payment within five business days of demand by Mont Strategies Inc., the promissory note will bear interest at ten percent (10%) per annum. The Company intends to use the proceeds of the promissory note for working capital. For the three-month period ended September 30, 2013, the Company recorded interest expense of $1,216 for the promissory note.

Also see Note 16, Subsequent Events.

10.	Deferred Revenue, Marketable Securities and Accumulated Other Comprehensive Loss

On February 25, 2011, SRC entered into an option and joint venture agreement (the “Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project (the “NL Project”) for total consideration of $350,000 cash and 1,925,000 shares of IMMC’s common stock (together, the “Consideration”). The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47. Under the terms of the Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period. Also see Note 14, Commitments and Contingencies.

As of June 30, 2013, the Company had received Consideration of $264,960, consisting of 875,000 shares of IMMC with a fair market value of $154,960 that is recorded as Marketable Securities in the Company’s Consolidated Balance Sheets and $110,000 in cash. In September 2013, the Company received additional Consideration of $81,876 consisting of 350,000 shares of IMMC’s common stock with a fair market value of $11,876 and $70,000 in cash. Because IMMI’s interest in the NL Project vests at the end of the five-year period, this Consideration is accounted for in the Consolidated Balance Sheets as Deferred Revenue, a non-current liability. The unrealized loss of $125,222 arising from the reduction in the market value of the Company’s shares of IMMC’s common stock as of September 30, 2013, is accounted for in the Stockholders’ Equity section of the Consolidated Balance Sheets as Accumulated Other Comprehensive Loss.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	Deferred Revenue, Marketable Securities and Accumulated Other Comprehensive Loss – Cont’d

On March 5, 2013, SRC executed a Sale and Purchase Agreement (the “Sale Agreement”) with IMMI to sell to IMMI (1) all of SRC’s interest in the NL Project and (2) all of its interest in the Option Agreement. Pursuant to the terms of the Sale Agreement, upon closing IMMI will pay SRC a purchase price of US$425,000 and the Option Agreement will terminate. Also, upon closing of the Sale Agreement, SRC will transfer 100% of its interest in the NL Project to IMMI. The closing date was scheduled to occur on or about April 30, 2013, and has been extended several times. In connection with the closing date extensions, IMMI paid a 10% (ten percent) non-refundable deposit of US$42,500 towards the purchase price, which is also accounted for as Deferred Revenue until such time as the Sale Agreement closes or is cancelled. The terms of the Sale Agreement provide that all Consideration paid by IMMI under the Option Agreement prior to closing will be retained by the Company. Also see Note 16, Subsequent Events.

			Accumulated
			Other
	Deferred	Marketable	Comprehensive
	Revenue	Securities	Loss
Balance as of June 30, 2013	$307,460	$49,917	$(105,043)
Consideration received during the period ending September 30, 2013	81,876	11,876
Change in market value of securities for the period ending September 30, 2013		(20,179)	(20,179)
Balance as of September 30, 2013	$389,336	$41,614	$(125,222)

11.	Asset Retirement Obligation

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

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

11.	Asset Retirement Obligation – Cont’d

At the end of each reporting period, ARO’s are equal to the present value of all estimated future costs required to remediate any ground disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. A liability for an asset retirement obligation may be incurred over more than one reporting period if the events that create the obligation occur over more than one reporting period. Any incremental liability incurred in a subsequent reporting period shall be considered to be an additional layer of the original liability. Each layer shall be initially measured at fair value. Included in this liability are the costs of reclamation and monitoring and maintenance costs. A discount rate of 10% was determined to be applicable. The Company recorded accretion expense of $2,244 for the year ended June 30, 2012, $2,472 for the year ended June 30, 2013, and $679 for the three-month period ended September 30, 2013. The Company’s entire ARO relates to the Company’s Blue Nose project.

Balance as of June 30, 2013	$27,171
Increase in Asset Retirement Obligation	-
Accretion for the period ending September 30, 2013	679

Balance as of September 30, 2013	$27,850

12.	Issuance of Common Shares and Warrants

Common Shares:

Three-month period ended September 30, 2013

On August 28, 2013, the Company completed a private placement (the “Private Placement”) of 33,333,333 Common Shares at a price of $0.014 (CDN$0.015) per share for gross proceeds of $474,203 (CDN$500,000). The Private Placement was exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption afforded by Regulation S promulgated thereunder.

Also see Note 16, Subsequent Events.

Year ended June 30, 2013

There were no securities issued during this period.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

12.	Issuance of Common Shares and Warrants – Cont’d

Warrants:

On December 16, 2011, the Company completed the sale of 26,000,000 Common Shares to the public in Canada at a price of $0.096 (CDN$0.10) per share to raise gross proceeds of $2,507,180 (CDN$2,600,000). PI Financial Corp. (“PI Financial”) acted as lead agent and received, among other compensation, non-transferable Agent's Warrants valued at $14,644 entitling PI Financial to acquire 209,850 Common Shares at a price of $0.096 (CDN$0.10) per share exercisable for 24 months. The fair value of the Agent’s Warrants was determined using the Black-Scholes option pricing model with the following assumptions: risk-free rate of 1.63%, expected dividend yield of 0%, annualized volatility of 142.45% and expected life of two years. These Agent’s Warrants were not granted pursuant to the Company’s stock option plan then in effect.

13.	Stock Based Compensation

In July of 2011 the shareholders of the Company approved an amendment and restatement of the Company’s 2006 Stock Option Plan. This amended and restated stock option plan is referred to herein as the “2011 Amended Plan.” The purpose of the 2011 Amended Plan was to enhance the Company's stockholder value and financial performance by attracting, retaining and motivating the Company's officers, directors, key employees and consultants and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company's success through stock ownership.

The material terms of the 2011 Amended Plan include (a) officers, directors, employees and consultants who provide services to the Company may be granted options to acquire shares of the Company’s Common Shares at the fair market value of the stock on the date of grant, (b) options may have a term of up to 10 years, (c) the Company may issue options in a number up to a maximum of 10% of the outstanding Common Shares, and (d) outstanding stock options previously granted pursuant to the 2006 Stock Option Plan will remain in effect and be exercisable in accordance with, and be deemed to be issued under, the terms of the 2011 Amended Plan. It was expected that options issued pursuant to the 2011 Amended Plan would not be “qualified” options under the provisions of section 422 of the Internal Revenue Code of 1986, as amended from time to time.

In July of 2013 the shareholders of the Company approved the Company’s 2013 Amended Stock Option Plan (the “Current Stock Option Plan”), which amends and restates in its entirety the 2011 Amended Plan. The Current Stock Option Plan effected minor technical clarifications to the 2011 Amended Plan and did not materially change its terms.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

13.	Stock Based Compensation – Cont’d

Three-month period ended September 30, 2013

No options were granted pursuant to the Current Stock Option Plan during the three-month period ended September 30, 2013.

For the three-month period ended September 30, 2013, the Company recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

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

									Stock-based
									compensation	Unexpended
									cost expensed	Stock-based
									during the three-	compensation
									month period	cost deferred
	Risk free	Volatility	Expected	Forfeiture	Expected	Exercise	Total number of	Grant date	ended September	over the vesting
Date of grant	rate	factor	Dividends	rate	life	price	options granted	fair value	30, 2013	period

Oct-8-12	3.63%	168.86%	0%	0%	10 years	$0.10	125,000	$0.10	$3,130	$239
Jun-6-13	3.63%	169.03%	0%	0%	10 years	$0.10	125,000	$0.07	$2,189	$5,899

Total									$5,319	$6,138

As of September 30, 2013, there was $6,138 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the three-month period ended September 30, 2013 was $5,319.

The following table summarizes the options outstanding at September 30, 2013:

Outstanding at June 30, 2013 (audited)	8,775,000
Granted	-
Expired	-
Exercised	-
Forfeited	-
Cancelled	-
Outstanding at September 30, 2013	8,775,000
Exercisable at September 30, 2013	8,670,833

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.	Commitments and Contingencies

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

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”). The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years. Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement. As of September 30, 2013, the undertakings described in (1) and (3) above have been completed and the reclamation and remediation described in (2) above are in progress. The 25 Option Claims together with 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

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

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.	Commitments and Contingencies – Cont’d

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

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.	Commitments and Contingencies – Cont’d

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

On March 5, 2013, SRC executed a Sale and Purchase Agreement (the “Sale Agreement”) with IMMI to sell to IMMI (1) all of SRC’s interest in the NL Project and (2) all of its interest in the IMMI Option Agreement. Pursuant to the terms of the Sale Agreement, upon closing IMMI will pay SRC a purchase price of US$425,000 and the IMMI Option Agreement will terminate. Also, upon closing of the Sale Agreement, SRC will transfer 100% of its interest in the NL Project to IMMI. The closing date was scheduled to occur on or about April 30, 2013, and was extended several times. In connection with the closing date extensions, IMMI paid a 10% (ten percent) non-refundable deposit of US$42,500 towards the purchase price. The terms of the Sale Agreement provide that all Consideration paid by IMMI under the IMMI Option Agreement prior to closing will be retained by the Company. Also see Note 16, Subsequent Events.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.	Commitments and Contingencies – Cont’d

Effective February 29, 2012, SRC entered into a mineral lease agreement (the “Gumaskas Agreement”) with Joseph W Gumaskas (“Gumaskas”) to lease a patented claim covering approximately 10 acres (the “Claim”) in Mineral County, Nevada. Unless terminated earlier by SRC, the term of the Gumaskas Agreement is ten years and will automatically renew on the same terms and conditions for additional five-year periods. The Gumaskas Agreement requires SRC to pay Gumaskas advance minimum royalty payments of $500 annually. In the event that the Claim becomes a producing claim, SRC will pay Gumaskas a 3% royalty based upon gross revenue less deductions as permitted by the Gumaskas Agreement. SRC may terminate the Gumaskas Agreement at any time by giving 60 days advance written notice to Gumaskas.

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

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.	Commitments and Contingencies – Cont’d

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

On March 19, 2013, the Company accepted a proposal from Great Basin Ecology, Inc. to perform a biological baseline survey of time sensitive resources in the area of the Company’s Clay Peters Project in order to develop an exploration plan of operations. The survey is estimated to cost approximately $24,000. As of September 30, 2013, the Company has recorded total expenses of $21,310 for this contract.

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

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the three-month periods ended September 30, 2013, and September 30, 2012, were $6,274 and $5,891, respectively. As of September 30, 2013, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2014, June 30, 2015, and June 30, 2016, are $5,521, $382, and $0, respectively.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.	Commitments and Contingencies – Cont’d

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

The Company is also required to pay on or before November 1st of each year, annual fees to counties in Nevada in which the claims are held. In October 2013, the Company paid $7,406 to six counties in Nevada for annual claims-related fees.

The Company also holds certain patented claims and leases other patented claims in Nevada. A patented claim is fee simple title to the property. Patented claims are subject to taxes assessed by the local community based on assessment rates set annually.

15.	Related Party Transactions

There are no amounts owed to or from related parties as of September 30, 2013, or June 30, 2013 except as discussed in Note 9, Notes Payable.

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the Company and the related parties.

Three-months ended September 30, 2013

A corporation owned and operated by the Company’s President and Chief Executive Officer, Mason Douglas, who is also a member of the Company’s Board of Directors, received $23,250 for his services.

A law firm, a partner of which is also a member of the Company’s Board of Directors, Brent Walter, received $8,903 for legal services rendered and expenses incurred on behalf of the Company.

The Company’s Corporate Secretary, Anne Macko, received $14,000 for administrative services provided to the Company.

The Company recorded interest expense of $2,628 pursuant to promissory notes issued to a corporation that is owned and controlled by a member of the Company’s Board of Directors, Todd Montgomery. Also see Note 9, Notes Payable.

Three-months ended September 30, 2012

A corporation owned and operated by the Company’s President and Chief Executive Officer, Mason Douglas, who is also a member of the Company’s Board of Directors, received $31,251 for his services.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

15.	Related Party Transactions – Cont’d

A law firm, a partner of which is also a member of the Company’s Board of Directors, Brent Walter, received $3,925 for legal services rendered and expenses incurred on behalf of the Company.

The Company’s Corporate Secretary, Anne Macko, received $14,000 for administrative services provided to the Company.

On April 25, 2012, the Company granted options to certain of its officers and directors to purchase up to an aggregate of 4,825,000 Common Shares at an exercise price of CDN$0.10 per share. On the same date, the Company also granted options to a consultant who is a family member of a director to purchase up to 250,000 Common Shares at the same exercise price. The options were granted in accordance with the Company’s 2011 Amended Plan and vested at the rate of one twelfth (1/12) each month until fully vested. The options granted have a term of ten years. For the three months ended September 30, 2012, the Company expensed stock based compensation costs of $47,746 for options granted to officers and directors, and $2,474 for options granted to the director’s family member.

16.	Subsequent Events

On October 4, 2013, the Company announced that its wholly owned subsidiary, SRC, elected to terminate the Sale Agreement between SRC and IMMI with respect to the NL Project. SRC exercised its termination option after IMMI failed to close the transaction as contemplated in the Sale Agreement. The IMMI Option Agreement governing the NL Project, between SRC and IMMI remains in effect. Because the termination of the Sale Agreement is effective after the date of this report, the effect of the termination will be reflected in the Company’s consolidated financial statements for the period ending December 31, 2013.

On October 8, 2013 the Company completed a debt conversion transaction (the “Conversion”) with Mont Strategies Inc. (“Mont Strategies”), a company that is controlled by a member of the Company’s Board of Directors. Under the terms of the Conversion, the Company converted approximately US$293,000 of indebtedness owed by the Company to Mont Strategies into Common Shares at a conversion price of CDN$0.05 per share. As a result of the Conversion, the Company issued a total of 6,035,800 Common Shares. The Conversion was exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption afforded by Regulation S promulgated thereunder.

As of November 5, 2013 the Company accepted the resignation of Anne Macko as Corporate Secretary. There were no disagreements between the Company and Ms. Macko with respect to the management, operations, policies, procedures, practices, internal controls or public disclosure documents of the Company.

As of November 5, 2013 the Company appointed Jeanette Durbin to the position of Corporate Secretary.

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

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2013

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

Discussion of Operations and Financial Condition

Three-Month Period ended September 30, 2013

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $23,731,372 from inception to September 30, 2013. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional capital. The Company’s major financial endeavor over the years has been its effort to raise capital to pursue its exploration activities. These efforts continue to be our priority.

Corporate Structure

The following diagram illustrates the Company’s present structure and ownership of its mineral properties and Milling Facility:

The Company’s exploration efforts on its portfolio of limestone and precious metal projects have been reduced primarily due to challenges in raising capital. Exploration of the Company’s precious metals properties held by our wholly owned subsidiary, Silver Reserve Corp. (“SRC”), is focused on the Clay Peters Project. Though a recent 7,000 ft reverse circulation drill program was cut short due to unfavorable results, the Company has tentative plans to resume drilling in the spring on a number of other high priority targets on the Project, depending on the availability of funds. Management believes that the Clay Peters Project, as well as the Silver Queen and Klondyke Projects, currently provide the best opportunity for development of resources that could go to production. The Company is also considering joint venture opportunities with third parties to further explore and develop, if warranted, those properties.

Though funds remain limited, the Company also continues to look for opportunities to develop mineral deposits of other commodities in high demand or which we anticipate will be in high demand in the future. We continue to believe that the United States federal government will embark on major infrastructure expenditures in the next 10 years, though we have been disappointed that these investments have not come sooner. When significant infrastructure investment does occur, we believe it will create a demand for cement that will exceed the current sources of supply in certain areas of the United States. Because cement is made from limestone, we believe our acquisitions in this area could have significant potential.

Despite the challenges to raise capital we are moving forward with exploration on our Projects. The Company intends to continue to study and accumulate information about cement grade limestone properties in strategic locations with a view to filling an anticipated increased demand for cement in the United States, with a focus on the States of Nevada, California, Utah, Idaho and Arizona. We believe that our Blue Nose and Morgan Hill Projects currently provide an excellent opportunity for development of resources that could go to production.

In addition efforts are underway to obtain a refund of up to $200,000 of a reclamation bond previously paid to the BLM relating to the Company’s Blue Nose Property. We have determined that this reclamation bond was based on an area significantly larger than necessary to cover the focus area of the Blue Nose Property. We expect this refund to be completed by the end of March 2014.

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

Stock Based Compensation

In July of 2011 the shareholders of the Company approved an amendment and restatement of the Company’s 2006 Stock Option Plan. This amended and restated stock option plan is referred to herein as the “2011 Amended Plan.” The purpose of the 2011 Amended Plan was to enhance the Company's stockholder value and financial performance by attracting, retaining and motivating the Company's officers, directors, key employees and consultants and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company's success through stock ownership.

The material terms of the 2011 Amended Plan include (a) officers, directors, employees and consultants who provide services to the Company may be granted options to acquire shares of the Company’s Common Shares at the fair market value of the stock on the date of grant, (b) options may have a term of up to 10 years, (c) the Company may issue options in a number up to a maximum of 10% of the outstanding Common Shares, and (d) outstanding stock options previously granted pursuant to the 2006 Stock Option Plan will remain in effect and be exercisable in accordance with, and be deemed to be issued under, the terms of the 2011 Amended Plan. It was expected that options issued pursuant to the 2011 Amended Plan would not be “qualified” options under the provisions of section 422 of the Internal Revenue Code of 1986, as amended from time to time.

In July of 2013 the shareholders of the Company approved the Company’s 2013 Amended Stock Option Plan (the “Current Stock Option Plan”), which amends and restates in its entirety the 2011 Amended Plan. The Current Stock Option Plan effected minor technical clarifications to the 2011 Amended Plan and did not materially change its terms.

SELECTED FINANCIAL INFORMATION

	Three months	Three months
	ended	ended
	September 30, 2013	September 30, 2012

Revenues	Nil	Nil
Net (Loss)	($395,957)	($668,538)
(Loss) per share-basic and diluted	(0.004)	(0.007)

	As of	As of
	September 30, 2013	June 30, 2013

Total Assets	$1,427,248	$1,120,998
Total Liabilities	$825,519	$573,795
Cash dividends declared per share	Nil	Nil

Total assets as of September 30, 2013 include cash and cash equivalents of $397,026, marketable securities of $41,614, prepaid expenses and other receivables of $62,895, restricted cash of $100,000, reclamation deposits of $240,805, and plant and equipment of $584,908, net of depreciation. As of June 30, 2013, total assets include cash and cash equivalents of $106,847, marketable securities of $49,917, prepaid expenses and other receivables of $15,988, restricted cash of $100,000, reclamation deposits of $240,805, plant and equipment of $607,441, net of depreciation.

The revenues and net loss (unaudited) of the Corporation for the quarter ended September 30, 2013 as well as the seven quarterly periods completed immediately prior thereto are set out below:

	For the	For the	For the	For the	For the	For the	For the	For the
	three months	three months	three months	three months	three months	three months	nine months	three months
	ended	ended	ended	ended	ended	ended	ended	ended
	September	June	March	December	September	June	March 31,	December
	2013	2013	2013	2012	2012	2012	2012	2011
	$	$	$	$	$	$	$	$

Revenues	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Net Loss	(395,957)	(333,935)	(435,887)	(1,076,238)	(668,538)	(438,177)	(360,361)	(177,003)

Loss per Weighted
Average Number of
Shares Outstanding
-Basic and Fully Diluted	(0.004)	(0.003)	(0.004)	(0.011)	(0.007)	(0.004)	(0.004)	(0.002)

Revenues

No revenue was generated by the Company’s operations during the three-month periods ended September 30, 2013 and September 30, 2012. The Company is an exploration stage company and has not yet realized any revenue from its operations.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administration Expense

Included in operating expenses for the three-month period ended September 30, 2013 is general and administration expense of $127,871 as compared with $243,904 for the three-month period ended September 30, 2012. General and administration expense consists of professional, consulting, office and general and other miscellaneous costs. General and administration expense represents approximately 33% of the total operating expense for the three-month period ended September 30, 2013 and approximately 36% of the total operating expense for the three-month period ended September 30, 2012. General and administration expense decreased by $116,033 in the current three-month period, as compared to the similar three-month period for the prior year. The decrease in general and administration expense is mainly due to decreases in expenses for stock based compensation and investor relations.

(b) Project Expense

During the three-month period ended September 30, 2013, project expense was $242,965 as compared to $397,981 for the three-month period ended September 30, 2012. Project expense represents approximately 62% of the total operating expenses for the three-month period ended September 30, 2013 and approximately 60% of the total operating expenses for the three-month period ended September 30, 2012. Project expense decreased significantly during the three-month period ended September 30, 2013, primarily due to the Company conducting a smaller drill program at its Clay Peters Project during the current three-month period and the purchase by the Company of several patented claims during the three-month period ended September 30, 2012.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow and cash in hand for the three-month periods:

	September 30, 2013	September 30, 2012

Cash and cash equivalents	$397,026	$977,119
Working capital	$93,202	$972,818
Cash (used) in operating activities	$(395,164)	$(605,985)
Cash provided in investing activities	$70,000	$49,965
Cash provided by financing activities	$615,343	$-

As of September 30, 2013 the Company had working capital of $93,202 as compared to $972,818 as of September 30, 2012.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2013 and September 30, 2012.

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

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”). The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years. Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement. As of September 30, 2013, the undertakings described in (1) and (3) above have been completed and the reclamation and remediation described in (2) above are in progress. The 25 Option Claims together with 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

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

On March 5, 2013, SRC executed a Sale and Purchase Agreement (the “Sale Agreement”) with IMMI to sell to IMMI (1) all of SRC’s interest in the NL Project and (2) all of its interest in the IMMI Option Agreement. Pursuant to the terms of the Sale Agreement, upon closing IMMI will pay SRC a purchase price of US$425,000 and the IMMI Option Agreement will terminate. Also, upon closing of the Sale Agreement, SRC will transfer 100% of its interest in the NL Project to IMMI. The closing date was scheduled to occur on or about April 30, 2013, and was extended several times. In connection with the closing date extensions, IMMI paid a 10% (ten percent) non-refundable deposit of US$42,500 towards the purchase price. The terms of the Sale Agreement provide that all Consideration paid by IMMI under the IMMI Option Agreement prior to closing will be retained by the Company. Also see Note 16, Subsequent Events.

Effective February 29, 2012, SRC entered into a mineral lease agreement (the “Gumaskas Agreement”) with Joseph W Gumaskas (“Gumaskas”) to lease a patented claim covering approximately 10 acres (the “Claim”) in Mineral County, Nevada. Unless terminated earlier by SRC, the term of the Gumaskas Agreement is ten years and will automatically renew on the same terms and conditions for additional five-year periods. The Gumaskas Agreement requires SRC to pay Gumaskas advance minimum royalty payments of $500 annually. In the event that the Claim becomes a producing claim, SRC will pay Gumaskas a 3% royalty based upon gross revenue less deductions as permitted by the Gumaskas Agreement. SRC may terminate the Gumaskas Agreement at any time by giving 60 days advance written notice to Gumaskas.

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

On March 19, 2013, the Company accepted a proposal from Great Basin Ecology, Inc. to perform a biological baseline survey of time sensitive resources in the area of the Company’s Clay Peters Project in order to develop an exploration plan of operations. The survey is estimated to cost approximately $24,000. As of September 30, 2013, the Company has recorded total expenses of $21,310 for this contract.

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

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the three-month periods ended September 30, 2013, and September 30, 2012, were $6,274 and $5,891, respectively. As of September 30, 2013, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2014, June 30, 2015, and June 30, 2016, are $5,521, $382, and $0, respectively.

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

The Company is also required to pay on or before November 1st of each year, annual fees to counties in Nevada in which the claims are held. In October 2013, the Company paid $7,406 to six counties in Nevada for annual claims-related fees.

The Company also holds certain patented claims and leases other patented claims in Nevada. A patented claim is fee simple title to the property. Patented claims are subject to taxes assessed by the local community based on assessment rates set annually.

Cash Requirements

At September 30, 2013, the Company had cash and cash equivalents of $397,026, marketable securities of $41,614 and prepaid expenses and other receivables of $62,895 for total current assets of $501,535.

During the twelve month period ending September 30, 2014 the Company expects to incur approximately $200,000 of Project expenses in connection with its Clay Peters precious metals project and plans to incur additional expenses related to other precious metals projects. The Company also expects to incur approximately $30,000 of expenses in connection with its Blue Nose limestone project. Our ability to incur Project expenses is subject to permitting programs with the Bureau of Land Management and results of drilling as it progresses. The Company has no firm commitment for additional financing and may not be able to incur all of the Project and General and administration expenses planned in the current fiscal year unless further capital is raised.

Subsequent Events

On October 4, 2013, the Company announced that its wholly owned subsidiary, SRC, elected to terminate the Sale Agreement between SRC and IMMI with respect to the NL Project. SRC exercised its termination option after IMMI failed to close the transaction as contemplated in the Sale Agreement. The IMMI Option Agreement governing the NL Project, between SRC and IMMI remains in effect. Because the termination of the Sale Agreement is effective after the date of this report, the effect of the termination will be reflected in the Company’s consolidated financial statements for the period ending December 31, 2013.

On October 8, 2013 the Company completed a debt conversion transaction (the “Conversion”) with Mont Strategies Inc. (“Mont Strategies”), a company that is controlled by a member of the Company’s Board of Directors. Under the terms of the Conversion, the Company converted approximately US$293,000 of indebtedness owed by the Company to Mont Strategies into Common Shares at a conversion price of CDN$0.05 per share. As a result of the Conversion, the Company issued a total of 6,035,800 Common Shares. The Conversion was exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption afforded by Regulation S promulgated thereunder.

As of November 5, 2013 the Company accepted the resignation of Anne Macko as Corporate Secretary. There were no disagreements between the Company and Ms. Macko with respect to the management, operations, policies, procedures, practices, internal controls or public disclosure documents of the Company.

As of November 5, 2013 the Company appointed Jeanette Durbin to the position of Corporate Secretary.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

CONTROLS AND PROCEDURES

Based on an evaluation, conducted by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of September 30, 2013, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

Changes in Internal Controls

During the quarter ended September 30, 2013, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On April 23, 2013, the Company received a summons from the United State District Court, District of Nevada, naming the Company as a co-defendant in a lawsuit filed by the U.S. Attorney on behalf of the Bureau of Land Management (the “BLM”) seeking reimbursement for the cost of putting out a fire that occurred on May 8, 2008, and other non-quantified damages. The fire damaged approximately 451 acres of land administered by the BLM near Dayton, Nevada. The lawsuit alleges that the cost of putting out the fire was approximately $510,000. The Company has denied any responsibility for the fire and notified its liability insurance carrier. The Company has not accrued any costs for this claim in its financial statements.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $23,731,372 from inception to September 30, 2013, and incurred losses of $395,957 during the three-month period ended September 30, 2013. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; or (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	None

(b)	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

	32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	In addition, the following are incorporated by reference:

Current Report on Form 8-K “Item 1.02: Termination of Material Definite Agreement”, dated October 4, 2013

Current Report on Form 8-K “Item 3.02: Unregistered Sales of Equity Securities”, dated October 8, 2013

Current Report on Form 8-K “Item 5.02: Departure of Directors or Certain Officers; Appointment of Certain Officers”, dated November 5, 2013

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INFRASTRUCTURE MATERIALS CORP.

Dated: November 13, 2013	By:/s/Jeanette Durbin
Jeanette Durbin, Secretary