Form 10-Q
period 2013-12-31
INFRASTRUCTURE MATERIALS CORP.
filed 2014-02-12
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

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
Yes [ X ] No [ ]

The number of shares of registrant’s common stock outstanding as of January 31, 2014 was 138,304,619.

INFRASTRUCTURE MATERIALS CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED December 31, 2013
TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

CONTENTS

Interim Consolidated Balance Sheets as of December 31, 2013 (unaudited) and June 30, 2013 (audited)	4

Interim Consolidated Statements of Operations and Comprehensive Loss for the six-months and three-months ended December 31, 2013 and December 31, 2012, and for the period from inception to December 31, 2013	5

Interim Consolidated Statements of Changes in Stockholders' Equity for the six-months ended December 31, 2013 and for the period from inception to December 31, 2013	6

Interim Consolidated Statements of Cash Flows for the six-months ended December 31, 2013 and December 31, 2012, and for the period from inception to December 31, 2013	7

Condensed Notes to Interim Consolidated Financial Statements	8 - 25

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Balance Sheets as at
December 31, 2013 and June 30, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	December 31,	June 30,
	2013	2013
	$	$
	(unaudited)	(audited)
ASSETS
Current
Cash and cash equivalents	160,243	106,847
Marketable securities (Note 10)	46,070	49,917
Prepaid expenses and other receivables	49,237	15,988

Total Current Assets	255,550	172,752

Restricted Cash (Note 5)	100,000	100,000
Reclamation Deposit (Note 6)	240,805	240,805

Plant and Equipment, net (Note 7)	562,375	607,441
Mineral Property Interests (Note 8)	-	-

Total Assets	1,158,730	1,120,998

LIABILITIES
Current
Accounts payable	2,723	29,251
Accrued liabilities	36,963	68,839
Notes Payable (Note 9)	-	141,074
Total Current Liabilities	39,686	239,164

Deferred Revenue (Note 10)	346,836	307,460
Asset Retirement Obligation (Note 11)	28,529	27,171

Total Liabilities	415,051	573,795

Going Concern (Note 3)
Commitments and Contingencies (Note 14)
Related Party Transactions (Note 15)
Subsequent Events (Note 16)

STOCKHOLDERS' EQUITY
Capital Stock (Note 12)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 138,304,619 issued and outstanding (June 30, 2013 – 98,935,486)	13,830	9,894
Additional Paid -in Capital	24,739,920	23,977,767
Accumulated Other Comprehensive Loss (Note 10)	(120,766)	(105,043)
Deficit Accumulated During the Exploration Stage	(23,889,305)	(23,335,415)

Total Stockholders' Equity	743,679	547,203

Total Liabilities and Stockholders' Equity	1,158,730	1,120,998

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Operations and Comprehensive Loss
For the six-months and three-months ended December 31, 2013 and December 31, 2012 and the period from Inception (June 3, 1999) to December 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the	For the	For the
		six months	six months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	December 31,	December	December	December 31,
	inception	2013	2012	2013	2012
	$	$	$	$	$
Operating Expenses

General and administration	11,103,060	258,521	503,511	130,650	259,607
Project expenses	11,706,023	290,027	673,364	47,062	275,383
Impairment loss on mineral property interests (Note 8)	514,525	-	514,525		514,525
Depreciation	1,313,673	45,066	53,604	22,533	26,825

Total Operating Expenses	24,637,281	593,614	1,745,004	200,245	1,076,340

Loss from Operations	(24,637,281)	(593,614)	(1,745,004)	(200,245)	(1,076,340)
Other income-interest	387,539	74	228	34	102
Other income-gain on termination of option and		-			-
sale agreements (Note 10)	217,550	42,500	-	42,500	-
Other income-gain on bargain purchase (Note 8)	238,645	-	-	-	-
Interest Expense	(95,758)	(2,850)	-	(222)	-

Loss before Income Taxes	(23,889,305)	(553,890)	(1,744,776)	(157,933)	(1,076,238)

Provision for income taxes	-	-	-	-	-

Net Loss	(23,889,305)	(553,890)	(1,744,776)	(157,933)	(1,076,238)

Loss per Weighted Average Number of Shares Outstanding - Basic and Fully Diluted		(0.004)	(0.018)	(0.001)	(0.011)

Weighted Average Number of Shares Outstanding During the Periods - Basic and Fully Diluted		124,549,850	98,935,486	137,845,373	98,935,486

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net Loss		(553,890)	(1,744,776)	(157,933)	(1,076,238)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities (Note 10)		(15,723)	(9,383)	4,456	(5,132)

Comprehensive Loss		(569,613)	(1,754,159)	(153,477)	(1,081,370)

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Financial Statements of Changes in Stockholders’ Equity
For the six-months ended December 31, 2013
and for the period from Inception (June 3, 1999) to December 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

					Deficit
					Accumulated	Accumulated
	Common Stock		Additional	Deferred	during the	Other	Total
	Number		Paid-in	Stock	Exploration	Comprehensive	Stockholders'
	of Shares	Amount	Capital	Compensation	Stage	Loss	Equity
		$	$	$	$	$	$
For the period from inception (June 3, 1999) through July 1, 2004	1	-	5,895		(5,895)		-
Net (loss)	-	-	910		(910)		-
Balance June 30, 2005 (audited)	1	-	6,805	-	(6,805)		-
Contribution to additional paid-in capital	-	-	3,024				3,024
Cancelled shares	(1)	-	(1)				(1)
Common shares issued for nil consideration	14,360,000	1,436	(1,436)		-		-
Common shares issued for cash	2,050,000	205	414,795		-		415,000
Subscription for stock			300,000		-		300,000
Stock issuance cost	-	-	(24,500)		-		(24,500)
Net loss for the year	-	-	-		(87,574)		(87,574)
Balance June 30, 2006 (audited)	16,410,000	1,641	698,687	-	(94,379)		605,949

Common shares issued for cash	3,395,739	340	548,595		-		548,935
Common shares issued to agents in lieu of commission for placement of common shares and convertible debentures	1,064,000	106	265,894		-		266,000
Common shares issued for acquisition of interests in mineral claims	3,540,600	354	884,796		-		885,150
Common shares issued for acquisition of interests in mineral claims	1,850,000	185	462,315		-		462,500
Common shares issued for acquisition interests in a refinery	88,500	9	22,116		-		22,125
Common shares issued for purchase of a mill with capital equipment	6,975,000	697	1,743,053		-		1,743,750
Stock issuance cost			(59,426)				(59,426)
Stock based compensation			30,026				30,026
Net loss for the year		-	-	-	(2,845,424)		(2,845,424)
Balance June 30, 2007 (audited)	33,323,839	3,332	4,596,056	-	(2,939,803)		1,659,585

Common stock issued to consultants	3,000,000	300	2,249,700	(1,875,000)	-		375,000
Stock based compensation		-	139,272		-		139,272
Warrant modification expense			844,423				844,423
Conversion of convertible debentures with accrued interest	7,186,730	719	3,590,801	-	-		3,591,520
Common shares issued for acquisition of interests in mineral claims	175,000	18	104,982				105,000
Common stock issued to a consultant	100,000	10	57,990				58,000
Amortization of deferred stock compensation				562,500			562,500
Net loss for the year					(4,635,465)		(4,635,465)
Balance June 30, 2008 (audited)	43,785,569	4,379	11,583,224	(1,312,500)	(7,575,268)		2,699,835

Common shares issued for cash (net)	7,040,000	704	3,372,296	-	-		3,373,000
Common stock issued to a consultant	75,000	7	43,493	-	-		43,500
Common stock issued on acquisition of a subsidiary	397,024	40	31,722	-	-		31,762
Common shares issued on warrant exercises	8,900,907	890	2,224,337	-	-		2,225,227
Stock based compensation			814,050				814,050
Warrant modification expense			346,673				346,673
Amortization of deferred stock compensation				1,125,000			1,125,000
Net loss for the year					(6,045,477)		(6,045,477)
Balance June 30, 2009 (audited)	60,198,500	6,020	18,415,795	(187,500)	(13,620,745)		4,613,570

Common shares issued for cash	6,973,180	697	1,603,134				1,603,831
Common stock issued on acquisition of a subsidiary	1,021,777	102	275,778				275,880
Stock based compensation			216,751				216,751
Amortization of deferred stock compensation				187,500			187,500
Net loss for the year					(3,314,953)		(3,314,953)
Balance June 30, 2010 (audited)	68,193,457	6,819	20,511,458	-	(16,935,698)		3,582,579

Common shares issued for cash	2,083,333	209	499,791				500,000
Stock based compensation			101,503				101,503
Common stock options exercised	50,000	5	7,495				7,500
Net loss for the year					(2,523,079)		(2,523,079)
Balance June 30, 2011 (audited)	70,326,790	7,033	21,120,247	-	(19,458,777)		1,668,503

Common shares issued for cash (net)	26,000,000	2,600	2,212,799	-	-		2,215,399
Preferred shares converted to common shares	2,608,696	261	299,739				300,000
Stock based compensation			61,990				61,990
Unrealized loss on marketable securities						(88,412)	(88,412)
Net loss for the period					(1,362,040)		(1,362,040)
Balance June 30, 2012 (audited)	98,935,486	9,894	23,694,775	-	(20,820,817)	(88,412)	2,795,440

Stock based compensation			282,992				282,992
Unrealized loss on marketable securities						(16,631)	(16,631)
Net loss for the period					(2,514,598)		(2,514,598)
Balance June 30, 2013 (audited)	98,935,486	9,894	23,977,767	-	(23,335,415)	(105,043)	547,203

Common shares issued for cash (net)	33,333,333	3,333	462,010				465,343
Common shares issued on conversion of debt (Note 12)	6,035,800	603	210,650				211,253
Gain on common shares issued on conversion of related party debt (Note 12)			81,747				81,747
Stock based compensation			7,746				7,746
Unrealized loss on marketable securities						(15,723)	(15,723)
Net loss for the period					(553,890)		(553,890)
Balance December 31, 2013 (unaudited)	138,304,619	13,830	24,739,920	-	(23,889,305)	(120,766)	743,679

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Cash Flows
For the six-months ended December 31, 2013 and December 31, 2012 and for the period from Inception (June 3, 1999) to December 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Cumulative	For the six	For the six
	Since	months ended	months ended
	Inception	December 31, 2013	December 31, 2012
	$	$	$
Cash Flows from Operating Activities
Net loss	(23,889,305)	(553,890)	(1,744,776)
Adjustment for:
Depreciation	1,313,673	45,066	53,604
Amortization of debt issuance cost	247,490	-	-
Loss on disposal of plant and equipment	10,524	-	-
Gain on Bargain Purchase (Note 8)	(238,645)	-	-
Gain on termination of option and sale agreements (Note 10)	(217,550)	(42,500)	-
Stock based compensation	1,654,330	7,746	171,912
Impairment loss on mineral property interests (Note 8)	514,525	-	514,525
Warrant modification expense	1,191,096	-	-
Shares issued for mineral claims, as part of project expenses	1,452,650	-	-
Shares issued for consultant services expensed	2,351,500	-	-
Shares issued on acquisition of subsidiary	31,762	-	-
Shares issued in lieu of interest payment (Note 9)	3,000	1,926
Accretion of Asset Retirement Obligation (Note 11)	28,529	1,358	1,236
Interest on convertible debentures	90,453	-	-
Changes in non-cash working capital
Prepaid expenses and other receivables	(49,237)	(33,249)	(70,392)
Accounts payable	2,723	(26,528)	(88,438)
Accrued liabilities	37,404	(31,876)	(18,500)

Net cash used in operating activities	(15,465,078)	(631,947)	(1,180,829)

Cash Flows from Investing Activities
Decrease (Increase) in Short-term investments	-	-	(46)
Increase in Reclamation Deposit	(240,805)	-	-
Increase in Restricted Cash	(100,000)	-	-
Cash received for option on claims and included in Deferred revenue net (Note 10)*	180,000	27,500	50,000
Cash received for termination of option and sales agreements (Note 10)	217,550	42,500	-
Acquisition of plant and equipment for cash	(123,031)	-	(1,216)
Proceeds from sale of plant and equipment	2,500	-	-

Net cash provided (used) in investing activities	(63,786)	70,000	48,738

Cash Flows from Financing Activities
Issuance of common shares for cash (net)	9,575,313	465,343	-
Issuance of preferred shares later converted to common shares	300,000	-	-
Issuance of common shares for warrant exercises	2,225,227	-	-
Issuance of common shares for option exercise	7,500	-	-
Issuance of promissory note	100,000	-	-
Repayment of promissory note	(100,000)	-	-
Issuance of promissory notes later converted to common shares (Note 9)	290,000	150,000	-
Issuance of convertible debentures subsequently converted to cash	3,501,067	-	-
Stock and debenture placement commissions paid in cash	(210,000)	-	-

Net cash provided by financing activities	15,689,107	615,343	-

Net Change in Cash	160,243	53,396	(1,132,091)

Cash - beginning of period	-	106,847	1,533,139

Cash - end of period	160,243	160,243	401,048

Supplemental Cash Flow Information
Interest Paid	2,305	924	-
Income taxes paid	-	-	-

* Excludes receipt of marketable securities for $166,836, being a non-cash item included in Deferred Revenue

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Infrastructure Materials Corp. (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”); however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at December 31, 2013 and June 30, 2013, the results of its operations for the three and six-month periods ended December 31, 2013 and December 31, 2012, and its cash flows for the six-month periods ended December 31, 2013 and December 31, 2012. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six-month period ended December 31, 2013 are not necessarily indicative of results to be expected for the full year.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Infrastructure Materials Corp US (“IMC US”), Silver Reserve Corp. (“SRC”) and Canadian Infrastructure Corp. (“CIC”). All material inter-company accounts and transactions have been eliminated.

Recently Adopted Accounting Standards

In October 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update, Technical Corrections and Improvements (“ASU 2012-04”). The amendments in this update covered a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update are effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on the financial statements of the Company.

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
December 31, 2013
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
December 31, 2013
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

The Company’s limestone assets are held by its wholly owned subsidiary, IMC US, a Nevada corporation that was acquired as of November 2008. As of the date of the financial statements, IMC US controls 2 limestone projects in Nevada, made up of 115 mineral claims covering approximately 840 acres on land owned or controlled by the United States Department of Interior Bureau of Land Management (the “BLM”). IMC US has also acquired 50% of the mineral rights on 680 acres and 25% of the mineral rights on 160 acres.

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
December 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

3.	Going Concern

The Company's financial statements have been prepared in accordance with GAAP and are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $23,889,305 from inception to December 31, 2013. The Company has no source of operating revenue and expects to incur significant expenses before establishing operating revenue. Due to continuing operating losses and cash outflows from continuing operations, the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. In the event that the Company is unable to raise additional capital, as to which there is no assurance, the Company will not be able to continue doing business. The Company’s future success is dependent upon its continued ability to raise sufficient capital, not only to finance its operating expenses, but to continue its exploration activities and its assessments of the commercial viability of its claims. There is no assurance that such capital will be available on acceptable terms, if at all, or that the Company will attain profitable levels of operation. Historically, the Company has funded operations through the issuance of capital stock, convertible debentures and redeemable preferred stock. Prior to December 2011, the Company received net proceeds of $12,718,365 pursuant to the issuance of such securities. In December 2011, the Company completed a public offering in Canada of shares of its common stock (“Common Shares”) for net proceeds of $2,215,399. On August 28, 2013, the Company completed a private placement of its Common Shares for net proceeds of approximately $465,343. In April 2013 and July 2013, the Company borrowed $140,000 and $150,000, respectively, issuing promissory notes that were converted to Common Shares in October 2013. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from production of minerals or metals on its properties, if feasible.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.	Fair Value of Financial Instruments

The fair values of financial assets measured at the balance sheet date of December 31, 2013 were as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Balance sheet classification and nature	$	$	$	$

Assets
Cash and cash equivalents	160,243	160,243
Marketable securities	46,070	46,070
Restricted Cash	100,000	100,000

The fair values of financial assets measured at the balance sheet date of June 30, 2013 were as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Balance sheet classification and nature	$	$	$	$

Assets
Cash and cash equivalents	106,847	106,847
Marketable securities	49,917	49,917
Restricted Cash	100,000	100,000

5.	Restricted Cash

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

The Company posted a reclamation bond of $240,805 pursuant to the Plan of Operations for its Blue Nose limestone project, as required by the BLM to secure remediation costs if the project is abandoned or closed. In December 2013, the Company submitted an application to withdraw its Plan of Operations and to seek a refund from the BLM of a portion of the reclamation bond. Also see Note 16, Subsequent Events.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Plant and Machinery	15%	declining balance method
Tools	25%	declining balance method
Vehicles	20%	declining balance method
Consumables	50%	declining balance method
Molds	30%	declining balance method
Mobile Equipment	20%	declining balance method
Factory Buildings	5%	declining balance method

	December 31, 2013		June 30, 2013
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Computer equipment	25,729	15,843	25,729	14,097
Office, furniture and fixtures	3,623	2,714	3,623	2,612
Plant and Machinery	1,514,511	1,052,100	1,514,511	1,014,606
Tools	11,498	8,203	11,498	7,729
Vehicles	76,928	57,599	76,928	55,451
Consumables	64,197	63,756	64,197	63,612
Molds	900	832	900	820
Mobile Equipment	73,927	59,299	73,927	57,673
Factory Buildings	74,849	23,441	74,849	22,121
	1,846,162	1,283,787	1,846,162	1,238,721

Net carrying amount		562,375		607,441

Depreciation Charges		45,006		107,344

During the six-months ended December 31, 2013, the Company recorded depreciation expense of $45,066. During the twelve months ended June 30, 2013, the Company recorded depreciation expense of $107,344.

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
December 31, 2013
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

During the quarter ended December 31, 2012, the Company performed a full review of CIC’s quarry leases. This review considered the exploration potential of the area, the current probable mineral reserves and resources, if any, regional competition, the cost to maintain control of the quarry leases, the projected operating costs to undertake exploration activities in light of the Company’s available cash and the condition of capital markets to fund those operating costs, and the effect of the regional and national economies on limestone prices. These served as inputs to determine which properties the Company considers economical to continue its exploration activities. As a result of these factors, the Company updated its mineral exploration plan and decided not to renew CIC’s quarry leases, which resulted in an impairment charge of $514,525.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Notes Payable

On April 22, 2013, the Company borrowed $140,000 from Mont Strategies Inc., a corporation that is owned and controlled by a member of the Company’s Board of Directors. This demand loan was made pursuant to a promissory note that called for all principal and interest to be paid upon demand. The principal amount of the promissory note bore interest at four percent (4%) per annum and could be prepaid by the Company at any time without penalty. For the six-month period ended December 31, 2013, the Company recorded interest expense of $1,519 for the promissory note.

On July 19, 2013, the Company borrowed an additional $150,000 from Mont Strategies Inc., a corporation that is owned and controlled by a member of the Company’s Board of Directors. This demand loan was made pursuant to a promissory note that called for all principal and interest to be paid upon demand. The principal amount of the promissory note bore interest at 4 percent (4%) per annum and could be prepaid by the Company at any time without penalty. For the six-month period ended December 31, 2013, the Company recorded interest expense of $1,331 for the promissory note.

On October 8, 2013 the Company completed a debt conversion transaction (the “Conversion”) with Mont Strategies Inc. Under the terms of the Conversion, the Company converted $293,000, representing the combined principal amount of the two promissory notes discussed above and $3,000 of accrued interest thereon, into 6,035,800 Common Shares at a conversion price of CDN$0.05 per share. The remaining $924 of interest accrued on the promissory notes was paid in cash to Mont Strategies Inc. Also see Note 12, Issuance of Common Shares and Warrants.

10.	Deferred Revenue, Marketable Securities, Other Income and Accumulated Other Comprehensive Loss

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

As of June 30, 2013, the Company had received Consideration of $264,960, consisting of 875,000 shares of IMMC with a fair market value of $154,960 that is recorded as Marketable Securities in the Company’s Consolidated Balance Sheets and $110,000 in cash. In September 2013, the Company received additional Consideration of $81,876 consisting of 350,000 shares of IMMC’s common stock with a fair market value of $11,876 and $70,000 in cash. Because IMMI’s interest in the NL Project vests at the end of the five-year period, this Consideration is accounted for in the Consolidated Balance Sheets as Deferred Revenue, a non-current liability. The unrealized loss of $120,766 arising from the reduction in the market value of the Company’s shares of IMMC’s common stock as of December 31, 2013, is accounted for in the Stockholders’ Equity section of the Consolidated Balance Sheets as Accumulated Other Comprehensive Loss.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	Deferred Revenue, Marketable Securities, Other Income and Accumulated Other Comprehensive Loss – Cont’d

On March 5, 2013, SRC executed a Sale and Purchase Agreement (the “Sale Agreement”) with IMMI to sell to IMMI (1) all of SRC’s interest in the NL Project and (2) all of its interest in the Option Agreement. Pursuant to the terms of the Sale Agreement, upon closing IMMI would pay SRC a purchase price of $425,000 and the Option Agreement would terminate. Also, upon closing of the Sale Agreement, SRC would transfer 100% of its interest in the NL Project to IMMI. The closing date was scheduled to occur on or about April 30, 2013, and was extended several times. In connection with the closing date extensions, IMMI paid a ten percent (10%) non-refundable deposit of $42,500 towards the purchase price, which was also accounted for as Deferred Revenue until such time as the Sale Agreement closed or was cancelled. The terms of the Sale Agreement provided that all Consideration paid by IMMI under the Option Agreement prior to closing would be retained by the Company.

On October 4, 2013, SRC, elected to terminate the Sale Agreement after IMMI failed to close the transaction as contemplated. Accordingly, the non-refundable deposit of $42,500 was forfeited by IMMI and recognized as Other Income in the Company’s Consolidated Statement of Operations. The Option Agreement governing the NL Project, between SRC and IMMI remains in effect.

			Accumulated
			Other
	Deferred	Marketable	Comprehensive
	Revenue	Securities	Loss
Balance as of June 30, 2013	$307,460	$49,917	$(105,043)
Consideration received during the period ending December 31, 2013	81,876	11,876
Other income recognized on termination of Sale Agreement	(42,500)
Change in market value of securities for the period ending December 31, 2013		(15,723)	(15,723)
Balance as of December 31, 2013	$346,836	$46,070	$(120,766)

11.	Asset Retirement Obligation

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
December 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

11.	Asset Retirement Obligation – Cont’d

At the end of each reporting period, ARO’s are equal to the present value of all estimated future costs required to remediate any ground disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. A liability for an asset retirement obligation may be incurred over more than one reporting period if the events that create the obligation occur over more than one reporting period. Any incremental liability incurred in a subsequent reporting period shall be considered to be an additional layer of the original liability. Each layer shall be initially measured at fair value. Included in this liability are the costs of reclamation and monitoring and maintenance costs. A discount rate of 10% was determined to be applicable. The Company recorded accretion expense of $2,244 for the year ended June 30, 2012, $2,472 for the year ended June 30, 2013, and $1,358 for the six-month period ended December 31, 2013. The Company’s entire ARO relates to the Company’s Blue Nose project.

Balance as of June 30, 2013	$27,171
Increase in Asset Retirement Obligation	-
Accretion for the period ending December 31, 2013	1,358

Balance as of December 31, 2013	$28,529

12.	Issuance of Common Shares and Warrants

Common Shares:

Six-month period ended December 31, 2013

On August 28, 2013, the Company completed a private placement (the “Private Placement”) of 33,333,333 Common Shares at a price of $0.014 (CDN$0.015) per share for gross proceeds of $474,203 (CDN$500,000). The Private Placement was exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption afforded by Regulation S promulgated thereunder.

On October 8, 2013 the Company issued 6,035,800 Common Shares as full settlement of a debt conversion transaction (the “Conversion”) with Mont Strategies Inc. (“Mont Strategies”), a company that is owned and controlled by a member of the Company’s Board of Directors. Under the terms of the Conversion, the Company converted $293,000 of indebtedness owed by the Company to Mont Strategies (a related party) into 6,035,800 Common Shares at a conversion price of CDN$0.05 per share. The amount allocated to Stockholders’ Equity based on a fair value of US$0.035 per share was $211,253. The balance of $81,747 represents a gain on the debt settlement with a related party that was also allocated to the equity section of the Balance Sheet because the member of the Company’s Board of Directors is also a significant shareholder in the Company. The Conversion was exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption afforded by Regulation S promulgated thereunder. Also see Note 9, Notes Payable.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

12.	Issuance of Common Shares and Warrants – Cont’d

Year ended June 30, 2013

There were no securities issued during this period.

Warrants:

On December 16, 2011, the Company completed the sale of 26,000,000 Common Shares to the public in Canada at a price of $0.096 (CDN$0.10) per share to raise gross proceeds of $2,507,180 (CDN$2,600,000). PI Financial Corp. (“PI Financial”) acted as lead agent and received, among other compensation, non-transferable Agent's Warrants valued at $14,644 entitling PI Financial to acquire 209,850 Common Shares at a price of $0.096 (CDN$0.10) per share exercisable for 24 months. The fair value of the Agent’s Warrants was determined using the Black-Scholes option pricing model with the following assumptions: risk-free rate of 1.63%, expected dividend yield of 0%, annualized volatility of 142.45% and expected life of two years. These Agent’s Warrants were not granted pursuant to the Company’s stock option plan then in effect. On December 15, 2013, the Agent’s Warrants expired with none being exercised.

13.	Stock Based Compensation

In July of 2011, the shareholders of the Company approved an amendment and restatement of the Company’s 2006 Stock Option Plan. This amended and restated stock option plan is referred to herein as the “2011 Amended Plan.” The purpose of the 2011 Amended Plan was to enhance the Company's stockholder value and financial performance by attracting, retaining and motivating the Company's officers, directors, key employees and consultants and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company's success through stock ownership.

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

In July of 2013, the shareholders of the Company approved the Company’s 2013 Amended Stock Option Plan (the “Current Stock Option Plan”), which amends and restates in its entirety the 2011 Amended Plan. The Current Stock Option Plan effected minor technical clarifications to the 2011 Amended Plan and did not materially change its terms.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

13.	Stock Based Compensation – Cont’d

Six-month period ended December 31, 2013

No options were granted pursuant to the Current Stock Option Plan during the six-month period ended December 31, 2013. On December 10, 2013, 25,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

For the six-month period ended December 31, 2013, the Company recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

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

									Stock-based
									compensation	Unexpensed
									cost expensed	Stock-based
									during the six-	compensation
									month period	cost deferred
	Risk free	Volatility	Expected	Forfeiture	Expected	Exercise	Total number of	Grant date	ended December	over the vesting
Date of grant	rate	factor	Dividends	rate	life	price	options granted	fair value	31, 2013	period

Oct-8-12	3.63%	168.86%	0%	0%	10 years	$0.10	125,000	$0.10	$3,368	$-
Jun-6-13	3.63%	169.03%	0%	0%	10 years	$0.10	125,000	$0.07	$4,378	$3,711

Total									$7,746	$3,711

As of December 31, 2013, there was $3,711 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the six-month period ended December 31, 2013 was $7,746.

The following table summarizes the options outstanding at December 31, 2013:

Outstanding at June 30, 2013 (audited)	8,775,000
Granted	-
Expired	(25,000)
Exercised	-
Forfeited	-
Cancelled	-
Outstanding at December 31, 2013	8,750,000
Exercisable at December 31, 2013	8,687,500

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2013
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

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”). The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years. Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement. As of December 31, 2013, the undertakings described in (1) and (3) above have been completed and the reclamation and remediation described in (2) above are in progress. The 25 Option Claims together with 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

On December 8, 2008 IMC US entered into a Mineral Rights Lease Agreement (the “Edgar Lease Agreement”) with the Earl Edgar Mineral Trust (“Edgar”) to lease certain mineral rights in Elko County, Nevada described below (the “Edgar Property”). The term of the Edgar Lease Agreement was ten years. The rent was paid each year on January 1st. $1.00 per net acre was paid upon execution of the Edgar Lease Agreement. On January 1 of each year commencing in 2010 and extending for so long as the Edgar Lease Agreement is in effect, IMC US was obligated to make the following payments:

2010	$1.00 per net acre
2011	$2.00 per net acre
2012	$2.00 per net acre
2013	$3.00 per net acre
2014	$3.00 per net acre
2015	$4.00 per net acre
2016	$4.00 per net acre
2017	$5.00 per net acre in each year for the duration of the Edgar Lease Agreement.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.	Commitments and Contingencies – Cont’d

The Edgar Lease Agreement covered 100% of the mineral rights on 1,120 acres of the Edgar Property (“Property A”) and 50% of the mineral rights on 6,720 acres of the Edgar Property (“Property B”). Edgar was entitled to receive a royalty of $0.50 per ton for material mined and removed from Property A and $0.25 per ton for material mined and removed from Property B during the term of the Edgar Lease Agreement and any renewal thereof.

On April 9, 2009, the Company and Edgar entered into an Amendment to the Edgar Lease Agreement (the “Amendment”), effective as of December 8, 2008. The Amendment provided for Standard Steam LLC to carry out exploration for geothermal energy sources on the Edgar Property after obtaining the written consent of the Company. The Amendment also provided for other cooperation with Standard Steam LLC regarding mineral rights on Property B of the Edgar Property.

On November 6, 2013 the Edgar Lease Agreement was terminated by the Company.

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

On January 15, 2010, the Company entered into a Property Lease Agreement with Eugene M. Hammond (the “Hammond Lease”) for surface rights on 80 acres in Elko County, Nevada (the “Hammond Surface Rights”). The term of the Hammond Lease was five years and the annual rent was $500. The Company was responsible for the payment of all real estate taxes on the Hammond Surface Rights. During the term of the Hammond Lease, the Company had the exclusive right to conduct exploration and development work on the Hammond Surface Rights. The results of all drilling and exploration are the property of the Company. The Company was responsible for any environmental damage caused by the Company and any reclamation costs required as a result of drilling and testing. The Company had an option to purchase the property covered by the Hammond Lease for $15,000, less the amount paid in rent during the term of the Hammond Lease.

On December 18, 2013 the Hammond Lease was terminated by the Company.

On January 15, 2010, IMC US entered into a Mineral Rights Agreement with Eugene M. Hammond (the “Hammond Mineral Rights Agreement”) pursuant to which the Company purchased a 25% interest in any and all minerals extracted from 160 acres (the “Hammond Mineral Rights Property”) covered by the Hammond Mineral Rights Agreement. The purchase price was $400. In addition, Eugene M. Hammond is entitled to receive a royalty of $0.125 per ton on material mined and removed from the Hammond Mineral Rights Property. The Hammond Mineral Rights Agreement does not cover petroleum.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2013
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
December 31, 2013
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

Effective as of June 23, 2008, the Company appointed Mason Douglas as the President of the Company. Mr. Douglas is also a director of the Company. In connection with the appointment, the Company entered into a consulting services agreement with a Canadian corporation that is controlled by Mr. Douglas (the “Consulting Agreement”). The Consulting Agreement has a term of one year and is then automatically renewable. Either party may terminate the Consulting Agreement upon 90 days notice to the other party. According to the terms of the Consulting Agreement as amended effective March 1, 2012, the Company will pay a fee of $10,417 per month and reimburse related business expenses. The Consulting Agreement permits Mr. Douglas to fulfill his duties for the Company from his office in Canada. Mr. Douglas does not receive a salary from the Company. Effective October 1, 2012, the Company appointed Mr. Douglas to also serve as its Chief Executive Officer. In connection with this appointment, the Consulting Agreement was amended to increase the consulting fee to $155,000 annually, payable in 12 equal monthly installments. By mutual agreement between the Company and Mr. Douglas, effective as of March 1, 2013, the consulting fee was changed to an annual rate of $93,000, payable in 12 equal monthly installments.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2013
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

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the six-month periods ended December 31, 2013, and December 31, 2012, were $12,547 and $12,165, respectively. As of December 31, 2013, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2014, June 30, 2015, and June 30, 2016, are $10,647, $382, and $0, respectively.

Maintaining Claims in Good Standing

The Company is required to pay to the BLM on or before September 1st of each year, a fee in the amount of $140 per mineral claim held by the Company. The total amount paid in August 2013, was $98,420 for 703 claims held by the Company at that date. The BLM fee for the 18 NL Project claims held by the Company was paid by IMMI pursuant to the IMMI Option Agreement described above.

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

There are no amounts owed to or from related parties as of December 31, 2013, or June 30, 2013, except as discussed in Note 9, Notes Payable.

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the Company and the related parties.

Six-months ended December 31, 2013

A corporation owned and operated by Mason Douglas, the Company’s President and Chief Executive Officer and also a member of the Company’s Board of Directors, received $49,000 for his services.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

15.	Related Party Transactions – Cont’d

A law firm, a partner of which is also a member of the Company’s Board of Directors, Brent Walter, received $12,971 for legal services rendered and expenses incurred on behalf of the Company.

The Company’s Chief Financial Officer, Rakesh Malhotra, received $3,472 for consulting services provided to the Company.

Anne Macko served as the Company’s Corporate Secretary and received $18,667 until her resignation on November 5, 2013. There were no disagreements between the Company and Ms. Macko with respect to the management, policies, operations or financial reporting of the Company.

Jeanette Durbin was appointed Corporate Secretary on November 5, 2013, and received $9,333 from her appointment to December 31, 2013.

The Company recorded interest expense of $2,850 pursuant to promissory notes issued to a corporation that is owned and controlled by a member of the Company’s Board of Directors, Todd Montgomery. Also see Note 9, Notes Payable.

Six-months ended December 31, 2012

A corporation owned and operated by Mason Douglas, the Company’s President and Chief Executive Officer and also a member of the Company’s Board of Directors, received $70,002 for his services.

A law firm, a partner of which is also a member of the Company’s Board of Directors, Brent Walter, received $3,925 for legal services rendered and expenses incurred on behalf of the Company.

The Company’s Chief Financial Officer, Rakesh Malhotra, received $5,407 for consulting services provided to the Company.

The Company’s Corporate Secretary, Anne Macko, received $29,500 for administrative services provided to the Company.

16.	Subsequent Events

On January 16, 2014, the Company received $219,205 from the BLM as a partial refund of the reclamation bond for the Company’s Blue Nose limestone project. Also see Note 6, Reclamation Deposit.

On February 2, 2014, 50,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

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

FOR THE SIX-MONTH AND THREE-MONTH PERIODS ENDED DECEMBER 31, 2013

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

Discussion of Operations and Financial Condition

Six-Month and Three-Months Periods ended December 31, 2013

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $23,889,305 from inception to December 31, 2013. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional capital. The Company’s major financial endeavor over the years has been its effort to raise capital to pursue its exploration activities. These efforts continue to be our priority.

Corporate Structure

The following diagram illustrates the Company’s present structure and ownership of its mineral properties and Milling Facility:

The Company’s exploration efforts on its portfolio of limestone and precious metal projects have been reduced primarily due to challenges in raising capital. Exploration of the Company’s precious metals properties held by our wholly owned subsidiary, Silver Reserve Corp. (“SRC”), is focused on the Clay Peters Project. Though the Fall 2013 7,000 ft reverse circulation drill program was cut short due to unfavorable results, the Company has tentative plans to resume drilling on a number of other high priority targets on the Project, depending on the availability of funds. Management believes that the Clay Peters Project, as well as the Silver Queen and Klondyke Projects, currently provide the best opportunity for development of resources that could go to production. The Company is also considering joint venture opportunities with third parties to further explore and develop, if warranted, those properties.

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

Despite the challenges to raise capital, we are moving forward with exploration on our Projects. The Company intends to continue to study and accumulate information about cement grade limestone properties in strategic locations with a view to filling an anticipated increased demand for cement in the United States, with a focus on the States of Nevada, California, Utah, Idaho and Arizona. We believe that our Blue Nose and Morgan Hill Projects currently provide an excellent opportunity for development of resources that could go to production.

The Company is also looking for opportunities to monetize its Red Rock milling facility located in Mina, Nevada on six mill site claims covering 30 acres as well as non-essential mineral projects. With the Red Rock mill at its current advanced permitting stage and given its components and processing capacities, we believe that we have the opportunity to either sell the mill or enter into leasing arrangements. The Company intends to use any funds realized from these efforts towards further exploration of its mineral claims.

On August 28, 2013, the Company completed a private placement (the “Private Placement”) of 33,333,333 Common Shares at a price of $0.014 (CDN$0.015) per share for gross proceeds of $474,203 (CDN$500,000). The Private Placement was exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption afforded by Regulation S promulgated thereunder.

On October 4, 2013, the Company’s wholly owned subsidiary, SRC, elected to terminate a Sale and Purchase Agreement dated March 5, 2013 (the “Sale Agreement”) between SRC and International Millennium Mining Inc (“IMMI”) with respect to the mineral claims group located in Esmeralda County, Nevada known as the “NL Project.” Among other terms, the Sale Agreement provided that, upon a closing to occur on or about April 30, 2013, IMMI would pay SRC a purchase price of $425,000. The closing date was extended several times. In connection with the closing date extensions, IMMI paid a ten percent (10%) non-refundable deposit of $42,500 towards the purchase price. SRC exercised its termination option after IMMI failed to close the transaction as contemplated in the Sale Agreement. Accordingly, the non-refundable deposit of $42,500 was forfeited by IMMI and recognized as Other Income in the Company’s Consolidated Statement of Operations. An option and joint venture agreement governing the NL Project between SRC and IMMI dated February 25, 2011, and described in Contractual Obligations and Commercial Commitments, below, remains in effect.

On October 8, 2013 the Company issued 6,035,800 shares of its common stock (“Common Shares”) as full settlement of a debt conversion transaction (the “Conversion”) with Mont Strategies Inc., a company that is owned and controlled by a member of the Company’s Board of Directors. Under the terms of the Conversion, the Company converted $293,000 of indebtedness owed by the Company to Mont Strategies Inc. into 6,035,800 Common Shares at a conversion price of CDN$0.05 per share. The Conversion was exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption afforded by Regulation S promulgated thereunder.

Stock Based Compensation

In July of 2011, the shareholders of the Company approved an amendment and restatement of the Company’s 2006 Stock Option Plan. This amended and restated stock option plan is referred to herein as the “2011 Amended Plan.” The purpose of the 2011 Amended Plan was to enhance the Company's stockholder value and financial performance by attracting, retaining and motivating the Company's officers, directors, key employees and consultants and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company's success through stock ownership.

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

In July of 2013, the shareholders of the Company approved the Company’s 2013 Amended Stock Option Plan (the “Current Stock Option Plan”), which amends and restates in its entirety the 2011 Amended Plan. The Current Stock Option Plan effected minor technical clarifications to the 2011 Amended Plan and did not materially change its terms.

SELECTED FINANCIAL INFORMATION

	Three months	Three months
	ended	ended
	December 31, 2013	December 31, 2012

Revenues	Nil	Nil
Net (Loss)	($157,933)	($1,076,238)
(Loss) per share-basic and diluted	(0.001)	(0.011)

	Six months	Six months
	ended	ended
	December 31, 2013	December 31, 2012

Revenues	Nil	Nil
Net (Loss)	($553,890)	($1,744,776)
(Loss) per share-basic and diluted	(0.004)	(0.018)

	As of	As of
	December 31, 2013	June 30, 2013

Total Assets	$1,158,730	$1,120,998
Total Liabilities	$415,051	$573,795
Cash dividends declared per share	Nil	Nil

Total assets as of December 31, 2013, include cash and cash equivalents of $160,243, marketable securities of $46,070, prepaid expenses and other receivables of $49,237, restricted cash of $100,000, reclamation deposits of $240,805, and plant and equipment of $562,375, net of depreciation. As of June 30, 2013, total assets include cash and cash equivalents of $106,847, marketable securities of $49,917, prepaid expenses and other receivables of $15,988, restricted cash of $100,000, reclamation deposits of $240,805, plant and equipment of $607,441, net of depreciation.

The revenues and net loss (unaudited) of the Corporation for the quarter ended December 31, 2013 as well as the seven quarterly periods completed immediately prior thereto are set out below:

	For the	For the	For the	For the	For the	For the	For the	For the
	three months	three months	three months	three months	three months	three months	nine months	three months
	ended	ended	ended	ended	ended	ended	ended	ended
	December	September	June	March	December	September	June 30	March 31,
	2013	2013	2013	2013	2012	2012	2012	2012
	$	$	$	$	$	$	$	$

Revenues	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Net Loss	(157,933)	(395,957)	(333,935)	(435,887)	(1,076,238)	(668,538)	(438,177)	(360,361)

Loss per Weighted Average Number of Shares Outstanding -Basic and Fully Diluted	(0.001)	(0.004)	(0.003)	(0.004)	(0.011)	(0.007)	(0.004)	(0.004)

Revenues

No revenue was generated by the Company’s operations during the three-month and six-month periods ended December 31, 2013 and December 31, 2012. The Company is an exploration stage company and has not yet realized any revenue from its operations.

Net Loss

The Company’s expenses are reflected in the Statements of Operation under the category of Operating Expenses. To meet the criteria of United States generally accepted accounting principles (“GAAP”), all mineral property acquisition and exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as the FASB Emerging Issues Task Force ("EITF") Issue 04-2. The Company assesses the carrying costs for impairment under ASC 930 at each fiscal quarter end. The Company has determined that all property payments are impaired and accordingly the Company has written off the acquisition costs. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. For the purpose of preparing financial information, all costs associated with a property that has the potential to add to the Company's proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserve is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administration Expense

Included in operating expenses for the three-month period ended December 31, 2013, is general and administration expense of $130,650 as compared with $259,607 for the three-month period ended December 31, 2012. During the six-month period ended December 31, 2013, general and administration expense was $258,521 as compared to $503,511 for the six-month period ended December 31, 2012. General and administration expense consists of professional, consulting, office and general and other miscellaneous costs. General and administration expense represents approximately 44% of the total operating expense for the six-month period ended December 31, 2013 and approximately 29% of the total operating expense for the six-month period ended December 31, 2012. General and administration expense decreased by $244,990 in the current six-month period, as compared to the similar six-month period for the prior year. The decrease in general and administration expense during the three and six-month periods ended December 31, 2013, is mainly due to decreases in expenses for stock based compensation and investor relations.

(b) Project Expense

During the three-month period ended December 31, 2013, project expense was $47,062 as compared to $275,383 for the three-month period ended December 31, 2012. During the six-month period ended December 31, 2013, project expense was $290,027 as compared to $673,364 for the six-month period ended December 31, 2012. Project expense represents approximately 49% of the total operating expenses for the six-month period ended December 31, 2013 and approximately 39% of the total operating expenses for the six-month period ended December 31, 2012. Project expense decreased significantly during the three and six-month periods ended December 31, 2013, primarily due to the Company conducting a smaller drill program at its Clay Peters Project during the current six-month period and the purchase by the Company of several patented claims during the six-month period ended December 31, 2012.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow and cash in hand for the six-month periods:

	December 31, 2013	December 31, 2012

Cash and cash equivalents	$160,243	$401,048
Working capital	$215,864	$519,602
Cash (used) in operating activities	$(631,947)	$(1,180,829)
Cash provided in investing activities	$70,000	$48,738
Cash provided by financing activities	$615,343	$-

As of December 31, 2013, the Company had working capital of $215,864 as compared to $519,602 as of December 31, 2012.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2013 and December 31, 2012.

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

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”). The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years. Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement. As of December 31, 2013, the undertakings described in (1) and (3) above have been completed and the reclamation and remediation described in (2) above are in progress. The 25 Option Claims together with 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

On December 8, 2008 IMC US entered into a Mineral Rights Lease Agreement (the “Edgar Lease Agreement”) with the Earl Edgar Mineral Trust (“Edgar”) to lease certain mineral rights in Elko County, Nevada described below (the “Edgar Property”). The term of the Edgar Lease Agreement was ten years. The rent was paid each year on January 1st. $1.00 per net acre was paid upon execution of the Edgar Lease Agreement. On January 1 of each year commencing in 2010 and extending for so long as the Edgar Lease Agreement is in effect, IMC US was obligated to make the following payments:

2010	$1.00 per net acre
2011	$2.00 per net acre
2012	$2.00 per net acre
2013	$3.00 per net acre
2014	$3.00 per net acre
2015	$4.00 per net acre
2016	$4.00 per net acre
2017	$5.00 per net acre in each year for the duration of the Edgar Lease Agreement.

The Edgar Lease Agreement covered 100% of the mineral rights on 1,120 acres of the Edgar Property (“Property A”) and 50% of the mineral rights on 6,720 acres of the Edgar Property (“Property B”). Edgar was entitled to receive a royalty of $0.50 per ton for material mined and removed from Property A and $0.25 per ton for material mined and removed from Property B during the term of the Edgar Lease Agreement and any renewal thereof.

On April 9, 2009, the Company and Edgar entered into an Amendment to the Edgar Lease Agreement (the “Amendment”), effective as of December 8, 2008. The Amendment provided for Standard Steam LLC to carry out exploration for geothermal energy sources on the Edgar Property after obtaining the written consent of the Company. The Amendment also provided for other cooperation with Standard Steam LLC regarding mineral rights on Property B of the Edgar Property.

On November 6, 2013 the Edgar Lease Agreement was terminated by the Company.

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

On January 15, 2010, the Company entered into a Property Lease Agreement with Eugene M. Hammond (the “Hammond Lease”) for surface rights on 80 acres in Elko County, Nevada (the “Hammond Surface Rights”). The term of the Hammond Lease was five years and the annual rent was $500. The Company was responsible for the payment of all real estate taxes on the Hammond Surface Rights. During the term of the Hammond Lease, the Company had the exclusive right to conduct exploration and development work on the Hammond Surface Rights. The results of all drilling and exploration are the property of the Company. The Company was responsible for any environmental damage caused by the Company and any reclamation costs required as a result of drilling and testing. The Company had an option to purchase the property covered by the Hammond Lease for $15,000, less the amount paid in rent during the term of the Hammond Lease.

On December 18, 2013 the Hammond Lease was terminated by the Company.

On January 15, 2010, IMC US entered into a Mineral Rights Agreement with Eugene M. Hammond (the “Hammond Mineral Rights Agreement”) pursuant to which the Company purchased a 25% interest in any and all minerals extracted from 160 acres (the “Hammond Mineral Rights Property”) covered by the Hammond Mineral Rights Agreement. The purchase price was $400. In addition, Eugene M. Hammond is entitled to receive a royalty of $0.125 per ton on material mined and removed from the Hammond Mineral Rights Property. The Hammond Mineral Rights Agreement does not cover petroleum.

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

Effective as of June 23, 2008, the Company appointed Mason Douglas as the President of the Company. Mr. Douglas is also a director of the Company. In connection with the appointment, the Company entered into a consulting services agreement with a Canadian corporation that is controlled by Mr. Douglas (the “Consulting Agreement”). The Consulting Agreement has a term of one year and is then automatically renewable. Either party may terminate the Consulting Agreement upon 90 days notice to the other party. According to the terms of the Consulting Agreement as amended effective March 1, 2012, the Company will pay a fee of $10,417 per month and reimburse related business expenses. The Consulting Agreement permits Mr. Douglas to fulfill his duties for the Company from his office in Canada. Mr. Douglas does not receive a salary from the Company. Effective October 1, 2012, the Company appointed Mr. Douglas to also serve as its Chief Executive Officer. In connection with this appointment, the Consulting Agreement was amended to increase the consulting fee to $155,000 annually, payable in 12 equal monthly installments. By mutual agreement between the Company and Mr. Douglas, effective as of March 1, 2013, the consulting fee was changed to an annual rate of $93,000, payable in 12 equal monthly installments.

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

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the six-month periods ended December 31, 2013, and December 31, 2012, were $12,547 and $12,165, respectively. As of December 31, 2013, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2014, June 30, 2015, and June 30, 2016, are $10,647, $382, and $0, respectively.

Maintaining Claims in Good Standing

The Company is required to pay to the BLM on or before September 1st of each year, a fee in the amount of $140 per mineral claim held by the Company. The total amount paid in August 2013, was $98,420 for 703 claims held by the Company at that date. The BLM fee for the 18 NL Project claims held by the Company was paid by IMMI pursuant to the IMMI Option Agreement described above.

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

Cash Requirements

At December 31, 2013, the Company had cash and cash equivalents of $160,243, marketable securities of $46,070 and prepaid expenses and other receivables of $49,237 for total current assets of $255,550.

Given the present unfavorable climate for raising venture capital, the Company currently plans to spend very little on exploration efforts. During the twelve month period ending December 31, 2014 the Company expects to incur approximately $20,000 of Project expenses in connection with its Clay Peters precious metals project and plans to incur minor additional expenses related to other precious metals projects. The Company also expects to incur approximately $20,000 of expenses in connection with its Blue Nose limestone project. Our ability to incur Project expenses is subject to permitting programs with the Bureau of Land Management and results of drilling as it progresses. The Company has no firm commitment for additional financing and may not be able to incur all of the Project and General and administration expenses planned in the current fiscal year unless further capital is raised.

Subsequent Events

On January 16, 2014, the Company received $219,205 from the BLM as a partial refund of the reclamation bond for the Company’s Blue Nose limestone project. Also see Note 6, Reclamation Deposit.

On February 2, 2014, 50,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

CONTROLS AND PROCEDURES

Based on an evaluation, conducted by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of December 31, 2013, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

Changes in Internal Controls

During the quarter ended December 31, 2013, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Due to the fact that we are an exploration stage company and have no established source of revenues, the report from Schwartz Levitsky Feldman llp, our independent registered public accounting firm, regarding our consolidated financial statements for the fiscal year ended June 30, 2013, includes an explanatory paragraph stating that the financial statements were prepared assuming we will continue as a going concern. The existence of the “going concern” comment in our auditor’s report may make it more difficult for us to obtain additional financing. In the event that we are unable to raise additional capital, as to which there can be no assurance, we may not be able to continue our operations.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $23,889,305 from inception to December 31, 2013, and incurred losses of $553,890 during the six-month period ended December 31, 2013. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; or (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations.

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

Current Report on Form 8-K/A “Item 5.07: Submissions of Matters to a Vote of Security Holders”, originally dated July 16, 2013 filed January 10, 2014

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INFRASTRUCTURE MATERIALS CORP.

Dated: February 12, 2014	By:/s/Jeanette Durbin
Jeanette Durbin, Secretary