Form 10-Q
period 2014-03-31
INFRASTRUCTURE MATERIALS CORP.
filed 2014-05-12
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes [   ]      No [X]

The number of shares of registrant’s common stock outstanding as of April 30, 2014 was 138,304,619.

INFRASTRUCTURE MATERIALS CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2014
TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1.             Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

CONTENTS

Interim Consolidated Balance Sheets as of March 31, 2014 (unaudited) and June 30, 2013 (audited)	4

Interim Consolidated Statements of Operations and Comprehensive Loss for the nine-months and three-months ended March 31, 2014 and March 31, 2013, and for the period from inception to March 31, 2014	5

Interim Consolidated Statements of Changes in Stockholders' Equity for the nine-months ended March 31, 2014 and for the period from inception to March 31, 2014	6

Interim Consolidated Statements of Cash Flows for the nine-months ended March 31, 2014 and March 31, 2013, and for the period from inception to March 31, 2014	7

Condensed Notes to Interim Consolidated Financial Statements	8 - 26

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Balance Sheets as at
March 31, 2014 and June 30, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	March 31,	June 30,
	2014	2013
	$	$
	(unaudited)	(audited)
ASSETS
Current
Cash and cash equivalents	304,448	106,847
Marketable securities (Note 10)	44,325	49,917
Prepaid expenses and other receivables	29,498	15,988

Total Current Assets	378,271	172,752

Restricted Cash (Note 5)	61,000	100,000
Reclamation Deposit (Note 6)	21,600	240,805

Plant and Equipment, net (Note 7)	539,842	607,441
Mineral Property Interests (Note 8)	-	-

Total Assets	1,000,713	1,120,998

LIABILITIES
Current
Accounts payable	3,840	29,251
Accrued liabilities	39,687	68,839
Notes Payable (Note 9)	-	141,074
Total Current Liabilities	43,527	239,164

Deferred Revenue (Note 10)	346,836	307,460
Asset Retirement Obligation (Note 11)	29,208	27,171

Total Liabilities	419,571	573,795

Going Concern (Note 3)
Commitments and Contingencies (Note 14)
Related Party Transactions (Note 15)
Subsequent Events (Note 16)

STOCKHOLDERS' EQUITY
Capital Stock (Note 12)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 138,304,619 issued and outstanding (June 30, 2013 – 98,935,486)	13,830	9,894
Additional Paid–in Capital	24,742,062	23,977,767
Accumulated Other Comprehensive Loss (Note 10)	(122,511)	(105,043)
Deficit Accumulated During the Exploration Stage	(24,052,239)	(23,335,415)

Total Stockholders' Equity	581,142	547,203

Total Liabilities and Stockholders' Equity	1,000,713	1,120,998

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Operations and Comprehensive Loss
For the nine-months and three-months ended March 31, 2014 and March 31, 2013 and the period from Inception (June 3, 1999) to March 31, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the	For the	For the
		nine months	nine months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	March 31,	March 31,	March 31,	March 31,
	inception	2014	2013	2014	2013
	$	$	$	$	$
Operating Expenses

General and administration	11,234,620	390,081	786,811	131,560	283,300
Project expenses	11,714,876	298,880	799,187	8,853	125,823
Impairment loss on mineral property interests (Note 8)	514,525	-	514,525	-	-
Depreciation	1,336,206	67,599	80,474	22,533	26,870

Total Operating Expenses	24,800,227	756,560	2,180,997	162,946	435,993

Loss from Operations	(24,800,227)	(756,560)	(2,180,997)	(162,946)	(435,993)
Other income-interest	387,551	86	334	12	106
Other income-gain on termination of option and sale agreements (Note 10)	217,550	42,500	-	-	-
Other income-gain on bargain purchase (Note 8)	238,645	-	-	-	-
Interest Expense	(95,758)	(2,850)	-	-	-

Loss before Income Taxes	(24,052,239)	(716,824)	(2,180,663)	(162,934)	(435,887)

Provision for income taxes	-	-	-	-	-

Net Loss	(24,052,239)	(716,824)	(2,180,663)	(162,934)	(435,887)

Loss per Weighted Average Number of Shares Outstanding -Basic and Fully Diluted		(0.006)	(0.022)	(0.001)	(0.004)

Weighted Average Number of Shares Outstanding During the Periods -Basic and Fully Diluted		129,067,840	98,935,486	138,304,619	98,935,486

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net Loss		(716,824)	(2,180,663)	(162,934)	(435,887)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities (Note 10)		(17,468)	(6,260)	(1,745)	3,123

Comprehensive Loss		(734,292)	(2,186,923)	(164,679)	(432,764)

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Financial Statements of Changes in Stockholders’ Equity
For the nine-months ended March 31, 2014
and for the period from Inception (June 3, 1999) to March 31, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

					Deficit
					Accumulated	Accumulated
	Common Stock		Additional	Deferred	during the	Other	Total
	Number		Paid-in	Stock	Exploration	Comprehensive	Stockholders'
	of Shares	Amount	Capital	Compensation	Stage	Loss	Equity
		$	$	$	$	$	$
For the period from inception (June 3, 1999) through July 1, 2004	1	-	5,895		(5,895)		-
Net (loss)	-	-	910		(910)		-
Balance June 30, 2005 (audited)	1	-	6,805	-	(6,805)		-
Contribution to additional paid–in capital	-	-	3,024				3,024
Cancelled shares	(1)	-	(1)				(1)
Common shares issued for nil consideration	14,360,000	1,436	(1,436)		-		-
Common shares issued for cash	2,050,000	205	414,795		-		415,000
Subscription for stock			300,000		-		300,000
Stock issuance cost	-	-	(24,500)		-		(24,500)
Net loss for the year	-	-	-		(87,574)		(87,574)
Balance June 30, 2006 (audited)	16,410,000	1,641	698,687	-	(94,379)		605,949

Common shares issued for cash	3,395,739	340	548,595		-		548,935
Common shares issued to agents in lieu of commission for placement of common shares and convertible debentures	1,064,000	106	265,894		-		266,000
Common shares issued for acquisition of interests in mineral claims	3,540,600	354	884,796		-		885,150
Common shares issued for acquisition of interests in mineral claims	1,850,000	185	462,315		-		462,500
Common shares issued for acquisition interests in a refinery	88,500	9	22,116		-		22,125
Common shares issued for purchase of a mill with capital equipment	6,975,000	697	1,743,053		-		1,743,750
Stock issuance cost			(59,426)				(59,426)
Stock based compensation			30,026				30,026
Net loss for the year		-	-	-	(2,845,424)		(2,845,424)
Balance June 30, 2007 (audited)	33,323,839	3,332	4,596,056	-	(2,939,803)		1,659,585

Common stock issued to consultants	3,000,000	300	2,249,700	(1,875,000)	-		375,000
Stock based compensation		-	139,272		-		139,272
Warrant modification expense			844,423				844,423
Conversion of convertible debentures with accrued interest	7,186,730	719	3,590,801	-	-		3,591,520
Common shares issued for acquisition of interests in mineral claims	175,000	18	104,982				105,000
Common stock issued to a consultant	100,000	10	57,990				58,000
Amortization of deferred stock compensation				562,500			562,500
Net loss for the year					(4,635,465)		(4,635,465)
Balance June 30, 2008 (audited)	43,785,569	4,379	11,583,224	(1,312,500)	(7,575,268)		2,699,835

Common shares issued for cash (net)	7,040,000	704	3,372,296	-	-		3,373,000
Common stock issued to a consultant	75,000	7	43,493	-	-		43,500
Common stock issued on acquisition of a subsidiary	397,024	40	31,722	-	-		31,762
Common shares issued on warrant exercises	8,900,907	890	2,224,337	-	-		2,225,227
Stock based compensation			814,050				814,050
Warrant modification expense			346,673				346,673
Amortization of deferred stock compensation				1,125,000			1,125,000
Net loss for the year					(6,045,477)		(6,045,477)
Balance June 30, 2009 (audited)	60,198,500	6,020	18,415,795	(187,500)	(13,620,745)		4,613,570

Common shares issued for cash	6,973,180	697	1,603,134				1,603,831
Common stock issued on acquisition of a subsidiary	1,021,777	102	275,778				275,880
Stock based compensation			216,751				216,751
Amortization of deferred stock compensation				187,500			187,500
Net loss for the year					(3,314,953)		(3,314,953)
Balance June 30, 2010 (audited)	68,193,457	6,819	20,511,458	-	(16,935,698)		3,582,579

Common shares issued for cash	2,083,333	209	499,791				500,000
Stock based compensation			101,503				101,503
Common stock options exercised	50,000	5	7,495				7,500
Net loss for the year					(2,523,079)		(2,523,079)
Balance June 30, 2011 (audited)	70,326,790	7,033	21,120,247	-	(19,458,777)		1,668,503

Common shares issued for cash (net)	26,000,000	2,600	2,212,799	-	-		2,215,399
Preferred shares converted to common shares	2,608,696	261	299,739				300,000
Stock based compensation			61,990				61,990
Unrealized loss on marketable securities						(88,412)	(88,412)
Net loss for the period					(1,362,040)		(1,362,040)
Balance June 30, 2012 (audited)	98,935,486	9,894	23,694,775	-	(20,820,817)	(88,412)	2,795,440

Stock based compensation			282,992				282,992
Unrealized loss on marketable securities						(16,631)	(16,631)
Net loss for the period					(2,514,598)		(2,514,598)
Balance June 30, 2013 (audited)	98,935,486	9,894	23,977,767	-	(23,335,415)	(105,043)	547,203

Common shares issued for cash (net)	33,333,333	3,333	462,010				465,343
Common shares issued on conversion of debt (Note 12)	6,035,800	603	210,650				211,253
Gain on common shares issued on conversion of related party debt (Note 12)			81,747				81,747
Stock based compensation			9,888				9,888
Unrealized loss on marketable securities						(17,468)	(17,468)
Net loss for the period					(716,824)		(716,824)
Balance March 31, 2014 (unaudited)	138,304,619	13,830	24,742,062	-	(24,052,239)	(122,511)	581,142

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Cash Flows
For the nine-months ended March 31, 2014 and March 31, 2013
and for the period from Inception (June 3, 1999) to March 31, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Cumulative	For the nine	For the nine
	Since	months ended	months ended
	Inception	March 31, 2014	March 31, 2013
	$	$	$
Cash Flows from Operating Activities
Net loss	(24,052,239)	(716,824)	(2,180,663)
Adjustment for:
Depreciation	1,336,206	67,599	80,474
Amortization of debt issuance cost	247,490	-	-
Loss on disposal of plant and equipment	10,524	-	-
Gain on Bargain Purchase (Note 8)	(238,645)	-	-
Gain on termination of option and sale agreements (Note 10)	(217,550)	(42,500)	-
Stock based compensation	1,656,472	9,888	257,681
Impairment loss on mineral property interests (Note 8)	514,525	-	514,525
Warrant modification expense	1,191,096	-	-
Shares issued for mineral claims, as part of project expenses	1,452,650	-	-
Shares issued for consultant services expensed	2,351,500	-	-
Shares issued on acquisition of subsidiary	31,762	-	-
Accretion of Asset Retirement Obligation (Note 11)	29,208	2,037	1,854
Shares issued in lieu of interest payment (Note 9)	3,000	1,926	-
Interest on convertible debentures	90,453	-	-
Changes in non–cash working capital
Prepaid expenses and other receivables	(29,498)	(13,510)	(20,412)
Accounts payable	3,840	(25,411)	(89,951)
Accrued liabilities	40,128	(29,152)	(13,556)

Net cash used in operating activities	(15,579,078)	(745,947)	(1,450,048)

Cash Flows from Investing Activities
Decrease (Increase) in Short–term investments	-	-	33,716
Decrease (Increase) in Reclamation Deposit	(21,600)	219,205	-
Decrease (Increase) in Restricted Cash	(61,000)	39,000	(17,500)
Cash received for option on claims and included in Deferred revenue net (Note 10)*	180,000	27,500	50,000
Cash received for termination of option and sales agreements (Note 10)	217,550	42,500	-
Acquisition of plant and equipment for cash	(123,031)	-	(1,216)
Proceeds from sale of plant and equipment	2,500	-	-

Net cash provided (used) in investing activities	194,419	328,205	65,000

Cash Flows from Financing Activities
Issuance of common shares for cash (net)	9,575,313	465,343	-
Issuance of preferred shares later converted to common shares	300,000	-	-
Issuance of common shares for warrant exercises	2,225,227	-	-
Issuance of common shares for option exercise	7,500	-	-
Issuance of promissory note	100,000	-	-
Repayment of promissory note	(100,000)	-	-
Issuance of promissory notes later converted to common shares (Note 9)	290,000	150,000	-
Issuance of convertible debentures subsequently converted to cash	3,501,067	-	-
Stock and debenture placement commissions paid in cash	(210,000)	-	-

Net cash provided by financing activities	15,689,107	615,343	-

Net Change in Cash	304,448	197,601	(1,385,048)

Cash – beginning of period	-	106,847	1,533,139

Cash – end of period	304,448	304,448	148,091

Supplemental Cash Flow Information
Interest Paid	2,305	924	-
Income taxes paid	-	-	-

* Excludes receipt of marketable securities for $166,836, being a non-cash item included in Deferred Revenue

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Infrastructure Materials Corp. (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”); however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at March 31, 2014 and June 30, 2013, the results of its operations for the three and nine- month periods ended March 31, 2014 and March 31, 2013, and its cash flows for the nine-month periods ended March 31, 2014 and March 31, 2013. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the nine- month period ended March 31, 2014 are not necessarily indicative of results to be expected for the full year.

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
March 31, 2014
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
March 31, 2014
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

To date, mineral property exploration costs have been expensed as incurred. To date, the Company has not established any proven or probable reserves on its mineral properties.

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

On December 18, 2008, the Company incorporated a second wholly owned subsidiary in the State of Delaware under its former name, “Silver Reserve Corp.” (“SRC”). The Company assigned all fourteen of its silver/base metal projects in Nevada to SRC. SRC has since terminated its interests in four of the projects. As of the date of the financial statements, the remaining ten projects contain 610 mineral claims covering approximately 12,561 acres on BLM land and 14 patented claims and 6 leased patented claims covering approximately 365 acres. SRC also has a milling facility located in Mina, Nevada on six mill site claims covering 30 acres.

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
March 31, 2014
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

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $24,052,239 from inception to March 31, 2014. The Company has no source of operating revenue and expects to incur significant expenses before establishing operating revenue. Due to continuing operating losses and cash outflows from continuing operations, the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. In the event that the Company is unable to raise additional capital, as to which there is no assurance, the Company will not be able to continue doing business. The Company’s future success is dependent upon its continued ability to raise sufficient capital, not only to finance its operating expenses, but to continue its exploration activities and its assessments of the commercial viability of its claims. There is no assurance that such capital will be available on acceptable terms, if at all, or that the Company will attain profitable levels of operation. Historically, the Company has funded operations through the issuance of capital stock, convertible debentures and redeemable preferred stock. Prior to December 2011, the Company received net proceeds of $12,718,365 pursuant to the issuance of such securities. In December 2011, the Company completed a public offering in Canada of shares of its common stock (“Common Shares”) for net proceeds of $2,215,399. On August 28, 2013, the Company completed a private placement of its Common Shares for net proceeds of approximately $465,343. In April 2013 and July 2013, the Company borrowed $140,000 and $150,000, respectively, issuing promissory notes that were converted to Common Shares in October 2013. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from production of minerals or metals on its properties, if feasible.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.	Fair Value of Financial Instruments

The fair values of financial assets measured at the balance sheet date of March 31, 2014 were as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	304,448	304,448
Marketable securities	44,325	44,325
Restricted Cash	61,000	61,000

The fair values of financial assets measured at the balance sheet date of June 30, 2013 were as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	106,847	106,847
Marketable securities	49,917	49,917
Restricted Cash	100,000	100,000

5.	Restricted Cash

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

The Company posted a reclamation bond (the “Reclamation Bond”) of $240,805 pursuant to the Plan of Operations for its Blue Nose limestone project, as required by the BLM to secure remediation costs if the project is abandoned or closed. In December 2013, the Company submitted an application to withdraw its Plan of Operations and to seek a refund from the BLM of a portion of the Reclamation Bond. In January 2014, the application was approved and the Company received $219,205 from the BLM as a partial refund of the Reclamation Bond.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Plant and Machinery	15%	declining balance method
Tools	25%	declining balance method
Vehicles	20%	declining balance method
Consumables	50%	declining balance method
Molds	30%	declining balance method
Mobile Equipment	20%	declining balance method
Factory Buildings	5%	declining balance method

	March 31, 2014		June 30, 2013
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Computer equipment	25,729	16,716	25,729	14,097
Office, furniture and fixtures	3,623	2,765	3,623	2,612
Plant and Machinery	1,514,511	1,070,847	1,514,511	1,014,606
Tools	11,498	8,440	11,498	7,729
Vehicles	76,928	58,673	76,928	55,451
Consumables	64,197	63,828	64,197	63,612
Molds	900	838	900	820
Mobile Equipment	73,927	60,112	73,927	57,673
Factory Buildings	74,849	24,101	74,849	22,121
	1,846,162	1,306,320	1,846,162	1,238,721

Net carrying amount		539,842		607,441
Depreciation charges		67,599		107,344

During the nine-months ended March 31, 2014, the Company recorded depreciation expense of $67,599. During the twelve months ended June 30, 2013, the Company recorded depreciation expense of $107,344.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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
March 31, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Notes Payable

On April 22, 2013, the Company borrowed $140,000 from Mont Strategies Inc., a corporation that is owned and controlled by a member of the Company’s Board of Directors. This loan was made pursuant to a demand promissory note that bore interest at a rate of four percent (4%) per annum and could be prepaid by the Company at any time without penalty. For the nine-month period ended March 31, 2014, the Company recorded interest expense of $1,519 for the promissory note.

On July 19, 2013, the Company borrowed an additional $150,000 from Mont Strategies Inc. This loan was made pursuant to a demand promissory note that bore interest at a rate of 4 percent (4%) per annum and could be prepaid by the Company at any time without penalty. For the nine-month period ended March 31, 2014, the Company recorded interest expense of $1,331 for the promissory note.

On October 8, 2013, the Company completed a debt conversion transaction (the “Conversion”) with Mont Strategies Inc. Under the terms of the Conversion, the Company converted $293,000, representing the combined principal amount of the two demand promissory notes discussed above and $3,000 of accrued interest thereon, into 6,035,800 Common Shares at a conversion price of CDN$0.05 per share. The remaining $924 of interest accrued on the promissory notes was paid in cash to Mont Strategies Inc. Also see Note 12, Issuance of Common Shares and Warrants.

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

As of June 30, 2013, the Company had received Consideration of $264,960, consisting of 875,000 shares of IMMC with a fair market value of $154,960 that is recorded as Marketable Securities in the Company’s Consolidated Balance Sheets and $110,000 in cash. In September 2013, the Company received additional Consideration of $81,876 consisting of 350,000 shares of IMMC’s common stock with a fair market value of $11,876 and $70,000 in cash. Because IMMI’s interest in the NL Project vests at the end of the five-year period, this Consideration is accounted for in the Consolidated Balance Sheets as Deferred Revenue, a non-current liability. The unrealized loss of $122,511 arising from the reduction in the market value of the Company’s shares of IMMC’s common stock as of March 31, 2014, is accounted for in the Stockholders’ Equity section of the Consolidated Balance Sheets as Accumulated Other Comprehensive Loss.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	Deferred Revenue, Marketable Securities, Other Income and Accumulated Other Comprehensive Loss – Cont’d

IMMC common shares are traded in Canada on the TSX Venture Exchange (the “Exchange”). Pursuant to the Exchange’s policies, IMMC’s common shares encountered a trading halt on December 24, 2013, when IMMC announced a proposed change in business/reverse take- over. Management of the Company evaluated the severity and duration (less than four months) of the trading halt on IMMC’s common shares for consideration of any impairment. Management considered the financial condition of IMMC and aftermarket events in fair value presentation, including any earnings reports or announcements of any significant events relating to these securities. In addition, management considered the Company’s history of holding these securities and its intent to hold these securities for a period of time sufficient for a recovery. Accordingly, management does not consider these available-for-sale securities to be either temporarily or other-than-temporarily impaired as of March 31, 2014.

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

			Accumulated
			Other
	Deferred	Marketable	Comprehensive
	Revenue	Securities	Loss

Balance as of June 30, 2013	$307,460	$49,917	$(105,043)

Consideration received during the period ending March 31, 2014	81,876	11,876

Other income recognized on termination of Sale Agreement	(42,500)

Change in market value of securities for the period ending March 31, 2014		(17,468)	(17,468)

Balance as of March 31, 2014	$346,836	$44,325	$(122,511)

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

At the end of each reporting period, ARO’s are equal to the present value of all estimated future costs required to remediate any ground disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. A liability for an asset retirement obligation may be incurred over more than one reporting period if the events that create the obligation occur over more than one reporting period. Any incremental liability incurred in a subsequent reporting period shall be considered to be an additional layer of the original liability. Each layer shall be initially measured at fair value. Included in this liability are the costs of reclamation and monitoring and maintenance costs. A discount rate of 10% was determined to be applicable. The Company recorded accretion expense of $2,244 for the year ended June 30, 2012, $2,472 for the year ended June 30, 2013, and $2,037 for the nine-month period ended March 31, 2014. The Company’s entire ARO relates to the Company’s Blue Nose project.

Balance as of June 30, 2013	$27,171

Increase in Asset Retirement Obligation	-

Accretion for the period ending March 31, 2014	2,037

Balance as of March 31, 2014	$29,208

12.	Issuance of Common Shares and Warrants

Common Shares:

Nine-month period ended March 31, 2014

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
March 31, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

12.	Issuance of Common Shares and Warrants – Cont’d

On October 8, 2013, the Company issued 6,035,800 Common Shares as full settlement of a debt conversion transaction (the “Conversion”) with Mont Strategies Inc. (“Mont Strategies”), a company that is owned and controlled by a member of the Company’s Board of Directors. Under the terms of the Conversion, the Company converted $293,000 of indebtedness owed by the Company to Mont Strategies (a related party) into 6,035,800 Common Shares at a conversion price of CDN$0.05 per share. The amount allocated to Stockholders’ Equity based on a fair value of US$0.035 per share was $211,253. The balance of $81,747 represents a gain on the debt settlement with a related party that was also allocated to the equity section of the Balance Sheet because the member of the Company’s Board of Directors is also a significant shareholder in the Company. The Conversion was exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption afforded by Regulation S promulgated thereunder. Also see Note 9, Notes Payable.

Year ended June 30, 2013

There were no securities issued during this period.

Warrants:

On December 16, 2011, the Company completed the sale of 26,000,000 Common Shares to the public in Canada at a price of $0.096 (CDN$0.10) per share to raise gross proceeds of $2,507,180 (CDN$2,600,000). PI Financial Corp. (“PI Financial”) acted as lead agent and received, among other compensation, non-transferable Agent's Warrants valued at $14,644 entitling PI Financial to acquire 209,850 Common Shares at a price of $0.096 (CDN$0.10) per share exercisable for 24 months. The fair value of the Agent’s Warrants was determined using the Black-Scholes option pricing model with the following assumptions: risk-free rate of 1.63%, expected dividend yield of 0%, annualized volatility of 142.45% and expected life of two years. These Agent’s Warrants were not granted pursuant to the Company’s stock option plan then in effect. On December 15, 2013, the Agent’s Warrants expired with none having been exercised.

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
March 31, 2014
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

Nine-month period ended March 31, 2014

No options were granted pursuant to the Current Stock Option Plan during the nine-month period ended March 31, 2014. On December 10, 2013, 25,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired. On February 2, 2014, 50,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

For the nine-month period ended March 31, 2014, the Company recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

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

									Stock-based	Unexpensed
									compensation cost	Stock-
									expensed during	based
									the nine-month	compensation cost
	Risk free	Volatility	Expected	Forfeiture	Expected	Exercise	Total number of	Grant date	period ended	deferred over the
Date of grant	rate	factor	Dividends	rate	life	price	options granted	fair value	March 31, 2014	vesting period

Oct-8-12	3.63%	168.86%	0%	0%	10 years	$0.10	125,000	$0.10	$3,369	$-
Jun-6-13	3.63%	169.03%	0%	0%	10 years	$0.10	125,000	$0.07	$6,519	$1,569

Total									$9,888	$1,569

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

13.	Stock Based Compensation – Cont’d

As of March 31, 2014, there was $1,569 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the nine-month period ended March 31, 2014 was $9,888.

The following table summarizes the options outstanding at March 31, 2014:

Outstanding at June 30, 2013 (audited)	8,775,000
Granted	-
Expired	(75,000)
Exercised	-
Forfeited	-
Cancelled	-
Outstanding at March 31, 2014	8,700,000
Exercisable at March 31, 2014	8,668,750

14.	Commitments and Contingencies

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

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”). The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years. Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement. As of March 31, 2014, all of the undertakings described in (1), (2) and (3) above have been completed. The 25 Option Claims together with 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.	Commitments and Contingencies – Cont’d

On May 30, 2008, the Company entered into an agreement (“the Harting Lease Agreement”) with Ovidia Harting (“Harting”) to lease two patented claims covering approximately 35 acres in Esmeralda County. The Harting Lease Agreement has a renewable term of 10 years and permits the Company to explore the area covered by the patented claims. The Harting Lease Agreement provides for annual payments of $1,000 per claim to Harting. The Harting Lease Agreement also provides that Company pay the real estate taxes imposed by Esmeralda County. These two patented claims are subject to a 3% net smelter return royalty to be calculated and paid to Harting within 45 days after the end of each calendar quarter. The Company may terminate the Harting Lease Agreement at any time by giving 60 days notice in writing to Harting.

On December 8, 2008, IMC US entered into a Mineral Rights Lease Agreement (the “Edgar Lease Agreement”) with the Earl Edgar Mineral Trust (“Edgar”) to lease certain mineral rights in Elko County, Nevada described below (the “Edgar Property”). The term of the Edgar Lease Agreement was ten years. The rent was paid each year on January 1st. $1.00 per net acre was paid upon execution of the Edgar Lease Agreement. On January 1 of each year commencing in 2010 and extending for so long as the Edgar Lease Agreement is in effect, IMC US was obligated to make the following payments:

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

On November 6, 2013, the Edgar Lease Agreement was terminated by the Company.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2014
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

On December 18, 2013, the Hammond Lease was terminated by the Company.

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
March 31, 2014
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
March 31, 2014
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

On April 23, 2013, the Company received a summons from the United States District Court, District of Nevada, naming the Company as a co-defendant in a lawsuit filed by the U.S. Attorney on behalf of the BLM seeking reimbursement for the cost of putting out a fire that occurred on May 8, 2008, and other non-quantified damages. The fire damaged approximately 451 acres of land administered by the BLM near Dayton, Nevada. The lawsuit alleges that the cost of putting out the fire was approximately $510,000. The Company has denied any responsibility for the fire and notified its liability insurance carrier, which has retained counsel to defend the Company. Settlement negotiations are ongoing and the Company has accrued $5,000 for this claim, which is equal to the Company’s deductible on the relevant insurance policy.

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the nine-month periods ended March 31, 2014, and March 31, 2013, were $18,821 and $18,438, respectively. As of March 31, 2014, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2014, June 30, 2015, and June 30, 2016, are $4,374, $382, and $0, respectively.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2014
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

There are no amounts owed to or from related parties as of March 31, 2014, or June 30, 2013, except as discussed in Note 9, Notes Payable.

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the Company and the related parties.

Nine-months ended March 31, 2014

A corporation owned and operated by Mason Douglas, the Company’s President and Chief Executive Officer and also a member of the Company’s Board of Directors, received $23,250 for his services for the three months ended March 31, 2014, and $72,250 for the nine months ended March 31, 2014.

A law firm, a partner of which is also a member of the Company’s Board of Directors, Brent Walter, received no payments for legal services rendered and expenses incurred on behalf of the Company for the three months ended March 31, 2014, and $12,971 for the nine months ended March 31, 2014.

The Company’s Chief Financial Officer, Rakesh Malhotra, received $1,303 for consulting services provided to the Company for the three months ended March 31, 2014, and $4,775 for the nine months ended March 31, 2014.

Anne Macko served as the Company’s Corporate Secretary and received $18,667 until her resignation on November 5, 2013.

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

15.	Related Party Transactions – Cont’d

Jeanette Durbin served as the Company’s interim Corporate Secretary and received $12,500 for the three months ended March 31, 2014, and $21,833 from November 5, 2013 until her resignation on March 31, 2014. For options granted to Ms. Durbin, the Company expensed stock based compensation costs of $2,142 for the three months ended March 31, 2014, and $4,569 from November 5, 2013 to March 31, 2014.

Randal Ludwar, who is also a member of the Company’s Board of Directors, was appointed Corporate Secretary on March 31, 2014, and will receive no compensation for serving as Corporate Secretary.

The Company recorded no interest expense for the three months ended March 31, 2014, and $2,850 for the nine months ended March 31, 2014, pursuant to promissory notes issued to a corporation that is owned and controlled by a member of the Company’s Board of Directors, Todd Montgomery. Also see Note 9, Notes Payable.

Nine-months ended March 31, 2013

A corporation owned and operated by Mason Douglas, the Company’s President and Chief Executive Officer and also a member of the Company’s Board of Directors, received $33,584 for his services for the three months ended March 31, 2013, and $103,586 for the nine months ended March 31, 2013.

A law firm, a partner of which is also a member of the Company’s Board of Directors, Brent Walter, received no payments for legal services rendered and expenses incurred on behalf of the Company for the three months ended March 31, 2013, and $3,925 for the nine months ended March 31, 2013.

The Company’s Chief Financial Officer, Rakesh Malhotra, received $1,319 for consulting services provided to the Company for the three months ended March 31, 2013, and $6,726 for the nine months ended March 31, 2013.

The Company’s Corporate Secretary, Anne Macko, received $14,000 for administrative services provided to the Company for the three months ended March 31, 2013, and $43,500 for the nine months ended March 31, 2013.

For options granted to officers and directors, the Company expensed stock based compensation costs of $46,708 and $142,200 for the three-month and nine-month periods ending March 31, 2013, respectively. For options granted to a director’s family member, the Company expensed stock based compensation costs of $2,420 and $7,368 for the three-month and nine-month periods ending March 31, 2013, respectively.

16.	Subsequent Event

On April 28, 2014 the Company gave notice to Ralph L. Buhrman and Jacqueline Buhrman to exercise the Purchase Option for the three patented lode claims that are the subject of the Buhrman Agreement. Also see Note 14, Commitment and Contingencies.

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

FOR THE NINE-MONTH AND THREE-MONTH PERIODS ENDED MARCH 31, 2014

PLAN OF OPERATIONS

We will require additional capital to maintain our operations and implement the further exploration and possible development of our projects. We expect to raise this capital through the sale of additional securities, monetizing non-essential corporate assets, short-term debt financing or some combination of the foregoing. We have limited cash to fund operations and have taken steps to reduce our operating costs. Management is actively pursuing all of its options to address the Company’s operating capital requirements.

Discussion of Operations and Financial Condition

Nine-Month and Three-Months Periods ended March 31, 2014

The Company is in the exploration stage and has not yet realized revenues from its planned operations. Given the present unfavorable climate for raising capital for exploration stage projects, the Company currently plans to spend very little on exploration efforts. The Company has incurred a cumulative loss of $24,052,239 from inception to March 31, 2014. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional capital. The Company’s major financial endeavor over the years has been its effort to raise capital to pursue its exploration activities. These efforts continue to be our priority.

Corporate Structure

The following diagram illustrates the Company’s present structure and ownership of its mineral properties and Milling Facility:

The Company’s exploration efforts on its portfolio of limestone and precious metal projects have been reduced primarily due to diminishing working capital. Exploration of the Company’s precious metals properties held by our wholly owned subsidiary, Silver Reserve Corp. (“SRC”), is focused on the Clay Peters Project. Though the Fall 2013, 7,000 ft reverse circulation drill program was cut short due to unfavorable results, the Company has tentative plans to resume drilling on a number of other high priority targets on the Project, depending on the availability of funds. Management believes that the Clay Peters Project, as well as the Silver Queen and Klondyke Projects, currently provide the best opportunity for development of resources that could go to production. The Company is also considering joint venture opportunities with third parties to further explore and develop, if warranted, those properties.

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

Despite the challenges to raising capital, we are moving forward with exploration on our Projects to the extent that funding permits. The Company intends to continue to study and accumulate information about cement grade limestone properties in strategic locations with a view to filling an anticipated increased demand for cement in the United States, with a focus on the States of Nevada, California, Utah, Idaho and Arizona. We believe that our Blue Nose and Morgan Hill Projects currently provide an excellent opportunity for development of resources that could go to production.

The Company is also looking for opportunities to monetize its Red Rock milling facility located in Mina, Nevada on six mill site claims covering 30 acres as well as non-essential mineral projects. With the Red Rock mill at its current permitting stage and given its components and processing capacities, we believe that we have the opportunity to either sell the mill or enter into leasing arrangements. The Company intends to use any funds realized from these efforts towards further exploration of its mineral claims.

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

On October 8, 2013, the Company issued 6,035,800 shares of its common stock (“Common Shares”) as full settlement of a debt conversion transaction (the “Conversion”) with Mont Strategies Inc., a company that is owned and controlled by a member of the Company’s Board of Directors. Under the terms of the Conversion, the Company converted $293,000 of indebtedness owed by the Company to Mont Strategies Inc. into 6,035,800 Common Shares at a conversion price of CDN$0.05 per share. The Conversion was exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption afforded by Regulation S promulgated thereunder.

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

SELECTED FINANCIAL INFORMATION

	Three months	Three months
	ended	ended
	March 31, 2014	March 31, 2013

Revenues	Nil	Nil
Net (Loss)	($162,934)	($435,887)
(Loss) per share-basic and diluted	(0.001)	(0.004)

	Nine months	Nine months
	ended	ended
	March 31, 2014	March 31, 2013

Revenues	Nil	Nil
Net (Loss)	($716,824)	($2,180,663)
(Loss) per share-basic and diluted	(0.006)	(0.022)

	As of	As of
	March 31, 2014	June 30, 2013

Total Assets	$1,000,713	$1,120,998
Total Liabilities	$419,571	$573,795
Cash dividends declared per share	Nil	Nil

Total assets as of March 31, 2014, include cash and cash equivalents of $304,448, marketable securities of $44,325, prepaid expenses and other receivables of $29,498, restricted cash of $61,000, reclamation deposits of $21,600, and plant and equipment of $539,842, net of depreciation. As of June 30, 2013, total assets include cash and cash equivalents of $106,847, marketable securities of $49,917, prepaid expenses and other receivables of $15,988, restricted cash of $100,000, reclamation deposits of $240,805, and plant and equipment of $607,441, net of depreciation.

The revenues and net loss (unaudited) of the Company for the quarter ended March 31, 2014 as well as the seven quarterly periods completed immediately prior thereto are set out below:

	For the three months ended March 2014 $	For the three months ended December 2013 $	For the three months ended September 2013 $	For the three months ended June 2013 $	For the three months ended March 2013 $	For the three months ended December 2012 $	For the nine months ended September 2012 $	For the three months ended June 2012 $

Revenues	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Net Loss	(162,934)	(157,933)	(395,957)	(333,935)	(435,887)	(1,076,238)	(668,538)	(438,177)

Loss per Weighted Average Number of Shares Outstanding -Basic and Fully Diluted	(0.001)	(0.001)	(0.004)	(0.003)	(0.004)	(0.011)	(0.007)	(0.004)

Revenues

No revenue was generated by the Company’s operations during the three-month and nine-month periods ended March 31, 2014 and March 31, 2013. The Company is an exploration stage company and has not yet realized any revenue from its operations.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administration Expense

Included in operating expenses for the three-month period ended March 31, 2014, is general and administration expense of $131,560 as compared with $283,300 for the three-month period ended March 31, 2013. During the nine-month period ended March 31, 2014, general and administration expense was $390,081 as compared to $786,811 for the nine-month period ended March 31, 2013. General and administration expense consists of professional, consulting, office and general and other miscellaneous costs. General and administration expense represents approximately 52% of the total operating expense for the nine-month period ended March 31, 2014 and approximately 36% of the total operating expense for the nine-month period ended March 31, 2013. General and administration expense decreased by $396,730 in the current nine-month period, as compared to the similar nine-month period for the prior year. The decrease in general and administration expense during the three and nine-month periods ended March 31, 2014, is mainly due to decreases in expenses for stock based compensation, executive compensation and investor relations and the cost of a cement study performed in the prior year.

(b) Project Expense

During the three-month period ended March 31, 2014, project expense was $8,853 as compared to $125,823 for the three-month period ended March 31, 2013. During the nine-month period ended March 31, 2014, project expense was $298,880 as compared to $799,187 for the nine-month period ended March 31, 2013. Project expense represents approximately 39% of the total operating expenses for the nine-month period ended March 31, 2014 and approximately 37% of the total operating expenses for the nine-month period ended March 31, 2013. Project expense decreased significantly during the three and nine-month periods ended March 31, 2014, primarily due to the Company conducting a smaller drill program at its Clay Peters Project during the current nine-month period and the purchase by the Company of several patented claims during the nine-month period ended March 31, 2013.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow and cash in hand for the nine-month periods:

	March 31, 2014	March 31, 2013

Cash and cash equivalents	$304,448	$148,091
Working capital	$334,744	$182,595
Cash (used) in operating activities	$(745,947)	$(1,450,048)
Cash provided in investing activities	$328,205	$65,000
Cash provided by financing activities	$615,343	$-

As of March 31, 2014, the Company had working capital of $334,744 as compared to $182,595 as of March 31, 2013.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2014 and March 31, 2013.

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

The Company obtained 25 mineral claims (the “Option Claims”), located in Elko County, Nevada pursuant to an option agreement (the “Option Agreement”) dated as of May 1, 2008 (the “Date of Closing”) with Nevada Eagle Resources, LLC and Steve Sutherland (together, the “Optionees”). The provisions of the Option Agreement included, among others, payments of specified annual amounts ranging from $10,000 to $80,000 by the Company to the Optionees over a period of ten years. Effective June 1, 2010, the Company and the Optionees agreed to terminate the Company’s interests in the Option Claims pursuant to (1) payment by the Company of $8,750 to each of the Optionees, (2) performance by the Company of such reclamation and remediation as required to discharge the surface management bond posted by the Company pursuant to a Notice of Intent filed with the BLM prior to undertaking exploration activity on the Option Claims, and (3) conveyance by the Company to Nevada Eagle Resources, LLC of the 124 mineral claims staked by the Company after the Date of Closing that are within the Area of Interest described in the Option Agreement. As of March 31, 2014, all of the undertakings described in (1), (2) and (3) above have been completed. The 25 Option Claims together with 124 mineral claims staked by the Company have been referred to by the Company as the “Medicine Claim Group.”

On May 30, 2008, the Company entered into an agreement (“the Harting Lease Agreement”) with Ovidia Harting (“Harting”) to lease two patented claims covering approximately 35 acres in Esmeralda County. The Harting Lease Agreement has a renewable term of 10 years and permits the Company to explore the area covered by the patented claims. The Harting Lease Agreement provides for annual payments of $1,000 per claim to Harting. The Harting Lease Agreement also provides that Company pay the real estate taxes imposed by Esmeralda County. These two patented claims are subject to a 3% net smelter return royalty to be calculated and paid to Harting within 45 days after the end of each calendar quarter. The Company may terminate the Harting Lease Agreement at any time by giving 60 days notice in writing to Harting.

On December 8, 2008, IMC US entered into a Mineral Rights Lease Agreement (the “Edgar Lease Agreement”) with the Earl Edgar Mineral Trust (“Edgar”) to lease certain mineral rights in Elko County, Nevada described below (the “Edgar Property”). The term of the Edgar Lease Agreement was ten years. The rent was paid each year on January 1st. $1.00 per net acre was paid upon execution of the Edgar Lease Agreement. On January 1 of each year commencing in 2010 and extending for so long as the Edgar Lease Agreement is in effect, IMC US was obligated to make the following payments:

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

On November 6, 2013, the Edgar Lease Agreement was terminated by the Company.

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

On December 18, 2013, the Hammond Lease was terminated by the Company.

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

On May 15, 2012, SRC entered into an Exploration License with Option to Purchase (the “Buhrman Agreement”) with Ralph L. Buhrman and Jacqueline Buhrman (together, the “Owner”) for three patented claims, covering approximately 59 acres (the “Property”) situated in Mineral County, Nevada. Under the terms of the Buhrman Agreement, SRC was granted the exclusive right and option to enter and examine the Property (the “Exploration License”) in consideration of a $30,000 payment to the Owner (the License Payment”). During the term of the Exploration License, SRC has the exclusive right to undertake geological, geophysical, and geochemical examinations of the Property; to sample the Property by means of pits, trenches, and drilling; and to take bulk samples from the Property for the purpose of conducting metallurgical and leaching tests. However, SRC may not commence development or mining activities on the Property unless it exercises the Purchase Option as defined below. SRC will be responsible for reclamation of its pits, trenches, drill sites, and other such disturbances arising out of its activities on the Property. The Exploration License had an initial one-year term beginning on May 1, 2012 (the “Effective Date”) and ending on April 30, 2013. On April 30, 2013, SRC exercised its right to extend the Exploration License for an additional period of one year by making an additional License Payment of $30,000 to the Owner. SRC was also granted exclusive right and option to purchase the Owner’s ownership interest in the Property (the “Purchase Option”) for the sum of $90,000 less all License Payments previously made. SRC may exercise the Purchase Option at any time during the term of the Exploration License by giving written notice to the Owner. If SRC exercises the Purchase Option, SRC will also pay the Owner a two percent (2%) royalty based upon gross revenues less deductions as defined by the Buhrman Agreement, and SRC will also have the exclusive right and option to purchase such royalty at any time for the sum of $1,000,000 less any payments previously made by SRC to the Owner pursuant to such royalty. SRC may terminate the Buhrman Agreement at any time by giving 30 days’ notice in writing to the Owner. Also see Subsequent Event, below.

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

On April 23, 2013, the Company received a summons from the United States District Court, District of Nevada, naming the Company as a co-defendant in a lawsuit filed by the U.S. Attorney on behalf of the BLM seeking reimbursement for the cost of putting out a fire that occurred on May 8, 2008, and other non-quantified damages. The fire damaged approximately 451 acres of land administered by the BLM near Dayton, Nevada. The lawsuit alleges that the cost of putting out the fire was approximately $510,000. The Company has denied any responsibility for the fire and notified its liability insurance carrier, which has retained counsel to defend the Company. Settlement negotiations are ongoing and the Company has accrued $5,000 for this claim, which is equal to the Company’s deductible on the relevant insurance policy.

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the nine-month periods ended March 31, 2014, and March 31, 2013, were $18,821 and $18,438, respectively. As of March 31, 2014, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the years ending June 30, 2014, June 30, 2015, and June 30, 2016, are $4,374, $382, and $0, respectively.

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

Cash Requirements

At March 31, 2014, the Company had cash and cash equivalents of $304,448, marketable securities of $44,325 and prepaid expenses and other receivables of $29,498 for total current assets of $378,271.

Given the present unfavorable climate for raising venture capital, the Company currently plans to spend very little on exploration efforts. During the twelve month period ending March 31, 2015, the Company expects to incur approximately $150,000 of Project expenses including approximately $20,000 of expenses in connection with its Blue Nose limestone project, $30,000 in connection with its Clay Peters precious metals project and minor additional expenses related to other precious metals projects. Our ability to incur Project expenses is subject to permitting programs with the Bureau of Land Management and results of drilling as it progresses. The Company has no firm commitment for additional financing and may not be able to incur all of the Project and General and administration expenses planned in the current fiscal year unless additional capital is raised.

Subsequent Event

On April 28, 2014, the Company gave notice to Ralph L. Buhrman and Jacqueline Buhrman to exercise the Purchase Option for the three patented lode claims that are the subject of the Buhrman Agreement.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.             Controls and Procedures

CONTROLS AND PROCEDURES

Based on an evaluation, conducted by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of March 31, 2014, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

Changes in Internal Controls

During the quarter ended March 31, 2014, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.             Legal Proceedings

On April 23, 2013, the Company received a summons from the United State District Court, District of Nevada, naming the Company as a co-defendant in a lawsuit filed by the U.S. Attorney on behalf of the Bureau of Land Management (the “BLM”) seeking reimbursement for the cost of putting out a fire that occurred on May 8, 2008, and other non-quantified damages. The fire damaged approximately 451 acres of land administered by the BLM near Dayton, Nevada. The lawsuit alleges that the cost of putting out the fire was approximately $510,000. The Company has denied any responsibility for the fire and notified its liability insurance carrier, which has retained counsel to defend the Company. Settlement negotiations are ongoing and the Company has accrued $5,000 for this claim, which is equal to the Company’s deductible on the relevant insurance policy.

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

We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of our properties. There can be no assurance that we will be successful in our efforts to raise these require funds, or on terms satisfactory to us. The continued exploration of current and future mineral properties and the development of our business will depend upon our ability to establish the commercial viability of our properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in an exploration stage; we have no revenue from operations and we have experienced significant cash outflow from operating activities. As a result, we currently plan to spend very little on exploration efforts in the near future. If we are unable to obtain additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our precious metal and mineral properties.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $24,052,239 from inception to March 31, 2014, and incurred losses of $716,824 during the nine-month period ended March 31, 2014. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; or (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations.

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

Current Report on Form 8-K “Item 5.02: Departure of Directors or Certain Officers; Appointment of Certain Officers”, dated March 31, 2014

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INFRASTRUCTURE MATERIALS CORP.

Dated: May 12, 2014	By:/s/Randal Ludwar
Randal Ludwar, Secretary