Form 10-K
period 2014-06-30
INFRASTRUCTURE MATERIALS CORP.
filed 2014-09-25
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year June 30, 2014, or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act
Yes [   ] No[X]

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
Yes [   ] No [X]

The issuer had no revenue during the year ended June 30, 2014.

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of December 31, 2013, was approximately $820,559 based upon a share valuation of $0.0150 per share. This share valuation is based upon the closing price of the Company’s shares as of December 23, 2013 (the date of the last sale of the Company’s shares closest to the end of the Company’s second fiscal quarter). For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer.

As of August 31, 2014, 138,304,619 shares of the issuer’s Common Stock were outstanding.

Transitional Small Business Disclosure
Yes [   ] No [X]

TABLE OF CONTENTS

Page Sequencing
Part I

Part I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about our explorations, development, efforts to raise capital, expected financial performance and other aspects of our business identified in this Annual Report, as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including, but not limited to, the risk factors described in the section entitled “RISK FACTORS” and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future. Although we believe that the expectations reflected in these forward looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward looking statements.

Item 1. Business.

Our name is Infrastructure Materials Corp. and we sometimes refer to ourselves in this report as “Infrastructure Materials” or “Infrastructure,” the “Company” or as “we,” “our,” or “us.” We are engaged in the exploration and development, if warranted, of precious metal projects located in the State of Nevada, and of cement grade limestone projects also located in Nevada. As of the date of this report, we hold 725 unpatented lode mineral claims and six mill site claims on land owned or controlled by the United States Department of Interior’s Bureau of Land Management (the “BLM”). The Company also holds mineral rights or surface rights for 380 net acres and holds interests in 17 patented claims and 3 leased patented claims. Our claims cover 12 projects in Nevada. We also own a milling facility located on six BLM mill site claims in Nevada. Our efforts going forward generally are focused on providing liquidity to cover our ongoing operating expenses as a reporting company in the United States and Canada. We continue to gather data and evaluate our precious metal and limestone projects to the extent that our resources permit, while considering our options.

Infrastructure has three wholly owned subsidiaries. They are (a) Silver Reserve Corp., a Delaware corporation (“Silver Reserve” or “SRC”) that holds title to our precious metal claims and leases, (b) Infrastructure Materials Corp US, a Nevada corporation (“IMC US”) that holds title to our limestone related claims and leases, and (c) Canadian Infrastructure Corp., an Alberta, Canada corporation (“CIC”). The following diagram illustrates our corporate structure.

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

We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of our properties. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. The continued exploration of current and future mineral properties and the development of our business will depend upon our ability to establish the commercial viability of our properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in an exploration stage and we have no revenue from operations and we are experiencing significant cash outflow from operating activities. If we are unable to obtain additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our precious metal and limestone properties.

3.	WE HAVE RECEIVED A “GOING CONCERN” COMMENT FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, WHICH MAY NEGATIVELY IMPACT OUR BUSINESS.

Due to the fact that we are an exploration stage company and have no established source of revenues, the report from Schwartz Levitsky Feldman LLP, our independent registered public accounting firm, regarding our consolidated financial statements for the fiscal year ended June 30, 2014, includes an explanatory paragraph stating that the financial statements were prepared assuming we will continue as a going concern. The existence of the “going concern” comment in our auditor’s report may make it more difficult for us to obtain additional financing. In the event that we are unable to raise additional capital, as to which there can be no assurance, we may not be able to continue our operations.

4.	WE HAVE NO RESERVES AND WE MAY FIND THAT OUR PROPERTIES ARE NOT COMMERCIALLY VIABLE

Our properties do not contain reserves in accordance with the definitions adopted by the Securities and Exchange Commission, and there is no assurance that any exploration programs that we undertake will establish reserves. All of our mineral properties are in the exploration stage as opposed to the development stage and have no known body of economic mineralization. The known mineralization at these projects has not yet been determined, and may never be determined to be economic. We plan to conduct further exploration activities on our properties, which future exploration may include the completion of feasibility studies necessary to evaluate whether a commercially mineable mineral exists on any of our properties. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable quantities of minerals. Any determination that our properties contain commercially recoverable quantities of minerals may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our mineral properties can be commercially developed.

5.	WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCES WE WILL BE PROFITABLE IN THE FUTURE.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totalling $24,366,659 from inception to June 30, 2014, and incurred losses of $1,031,244 during the fiscal year ended June 30, 2014. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; or (ii) exploration and/or future potential mining costs for additional claims increase beyond our expectations.

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

The following claim groups are described below: Clay Peters Claim Group, Silver Queen Claim Group, Klondyke Claim Group, Quailey Claim Group, NL Extension Claim Group, Dyer Claim Group, Blue Dick Claim Group, Santa Fe Claim Group, Pansy Lee Claim Group, Gold Point Claim Group and Red Rock Mill. These claims were originally acquired by the Company and assigned to SRC.

Mojave Property Purchase Agreement

On August 1, 2006, the Company entered into a property purchase agreement (the “Mojave Property Purchase Agreement”) with the Mojave Silver Company, Inc. to acquire a 100% interest in claims located in Esmeralda County and Mineral County, Nevada (as further described below) and known as the Silver Queen Claim Group, NL Extension Claim Group, Klondyke Claim Group, Dyer Claim Group, Blue Dick Claim Group, Clay Peters Claim Group, Santa Fe Claim Group, and Quailey Claim Group (collectively the “Mojave Claims”). The Mojave Claims were conveyed in exchange for 3,540,600 shares of the Company’s common stock, then valued at $885,150. All of the Mojave Claims were subsequently assigned to our wholly owned subsidiary, SRC.

Clay Peters Claim Group

The Clay Peters Claim Group consists of 273 unpatented, lode mineral claims located in Mineral County, Nevada, approximately 12 miles east of Mina, Nevada. Access is by dirt road. The elevations on the claim area range from 6,800 feet to 7,000 feet. The Clay Peters claims are located on the southernmost part of the Gabbs Valley Range. The workings on the property consist of numerous shafts and prospects. This claim group covers approximately 5,640 acres. Twenty-one claims were acquired pursuant to the Mojave Property Purchase Agreement. SRC has subsequently staked an additional 252 claims.

Geologic mapping completed in 2007 indicated strong NW/SE bearing mineralized trends running across the property. Subsequent mapping indicated new strong gold, silver and copper mineralization along NW/SE bearing structures.

In September and October of 2012, the Company completed approximately 2,300 meters of drilling in 19 reverse circulation holes. In January 2013, the Company retained Zonge International Inc. of Reno, Nevada (“Zonge”) to perform a ground magnetic survey at the Clay Peters project covering a total area measuring 3,450 meters by 4,500 meters with 150 meter spacing between 18 east-west lines for a total of approximately 62.1 line-km of survey coverage. In July 2013 the Company announced that Zonge had completed an Induced Polarization/Resistivity geophysical orientation survey program to further define the geophysical features and identify drilling targets. The Company also conducted a 7,000 ft reverse circulation drill program in the Fall of 2013.

The 273 Clay Peters lode mineral claims are identified in the BLM records by Nevada Mining Claim (“NMC”) numbers: 871216 through 871223, 871229 through 871240, 871244, 964722 through 964724, 964732, 964733, 1038681 through 1038684, 1070161 through 1070193,1071455 through 1071492, 1081001 through 1081012, 1085644 through 1085709, 1088297 through 1088380 and 1100296 through 1100305.

Subsequent to the period covered by this report, the Company elected to retain 61 of 273 mineral claims and drop 212 claims in this claim group.

SRC is the registered holder of these unpatented, lode mineral claims. There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $155 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

On May 16, 2014, SRC completed the purchase of three patented claims covering approximately 59 acres (the “Property”) situated in Mineral County, Nevada. These claims are known as the claims named “Commodore,” “Thrush” and “George F.,” and are identified as Mineral County Parcel APN 009-170-04, PLSS T7N, R36E MDM Section 2 and 11, as Survey No. 2593 and recorded as Patent File No. 45651. The Property was acquired from Ralph L. Buhrman and Jacqueline Buhrman (together, the “Buhrmans”) for a total of $90,000 pursuant to an Exploration License with Option to Purchase (the “Buhrman Agreement”) dated as of May 15, 2012. Mineral production, if any, from the Property is subject to a 2% royalty payable to the Buhrmans based upon gross revenues less deductions as defined by the Buhrman Agreement. SRC has the exclusive right and option to purchase such royalty at any time for the sum of $1,000,000 less any payments previously made by SRC to the Buhrmans pursuant to such royalty.

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

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Silver Queen Claim Group

The Silver Queen Claim Group consists of 120 unpatented, lode mineral claims located in Esmeralda County, Nevada, approximately nine miles west of Silver Peak, Nevada on Highway 47. The claim area covers approximately 2,438 acres. The property is accessed by dirt roadways. Seventy claims were acquired pursuant to the Mojave Property Purchase Agreement. SRC subsequently staked an additional 48 claims and also purchased two claims in 2008.

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

SRC is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $155 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

The 120 Silver Queen lode mineral claims are identified in the BLM records by NMC numbers: 737071, 737072, 870453, 969847 through 969850, 870454 through 870456, 870460 through 870472, 870476 through 870486, 870489 through 870495, 870500 through 870514, 870516 through 870535, 966964 through 966966, 966969 through 966975, 966977 through 966979, 966982 through 966988, 966990 through 967001, 967003 through 967009, 969852 through 969853, 986543, and 1068562 through 1068563.

Subsequent to the period covered by this report, the Company elected to retain 83 of 120 mineral claims and drop 37 claims in this claim group.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Klondyke Claim Group

The Klondyke Claim Group consists of 88 unpatented, lode mineral claims located in Esmeralda County, Nevada. The Klondyke Claim Group is accessible by road from Tonopah, Nevada. The property lies at elevations ranging from 5,400 feet to 5,908 feet. The claim group covers approximately 1,818 acres and is accessed by Nevada Route 93 and dirt road access. Twenty-one claims were acquired pursuant to the Mojave Property Purchase Agreement. SRC subsequently staked an additional sixty-seven claims. This claim group also includes three owned patented claims and two leased patented claims covering a total of approximately 94 acres.

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

The 88 Klondyke lode mineral claims are identified in the BLM records by NMC numbers: 867448, 867450, 867458, 867461, 867467 through 867469, 867471, 867472, 867474, 867476, 867478, 867480, 867482, 867484, 867487, 867490, 867492, 867494, 867496, 867498, 936129, 936131, 964631, 964638, 964641, 964642, 964644, 964646, 964648, 964650, 964656, 964665, 964667, 964682, 964699, 1039914, 1039918 through 1039920, 1039924 through 1039938, 1039942, 1039943, 1039955, 1039963, 1039966 through 1039972, 1039974 through 1039978, 1039980 through 1039983 and 1058716 through 1058722, 1058724, 1058725 and 1058728 through 1058731.

SRC is the registered holder of these unpatented, lode mineral claims and the owned patented claims. There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $155 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada. Also, the patented claims are subject to County real estate taxes.

Subsequent to the period covered by this report, the Company elected to retain 50 of 88 mineral claims and drop 38 claims in this claim group.

In September 2012 SRC purchased 3 patented claims covering approximately 60 acres. These claims are known as the claims named “Annex No. 1,” “Annex No. 2” and “Possibility,” and are identified as Esmeralda County Parcels APN 00-005-73, APN 00-005-74 & APN 00-005-76; PLSS T1N, R43E MDM Section 29 and 30, as Survey No. 4141 and recorded as Patent File No. 485355.

In addition, SRC leases two patented claims covering approximately 35 acres from Ovidia Harting (“Harting”) pursuant to an agreement (the “Lease Agreement”) dated May 30, 2008. The Lease Agreement has a renewable term of 10 years and permits SRC to explore the area covered by the patented claims. The Lease Agreement provides for annual payments of $1,000 per claim to Harting. The Lease Agreement also provides that SRC pay the real estate taxes imposed by Esmeralda County. These two patented claims are subject to a 3% net smelter return royalty to be calculated and paid to Harting within 45 days after the end of each calendar quarter. These claims are known as the claims named “President” and “Annex,” and are identified as Survey No. 4141 in Section 30, PLSS T1N, R43E, APN 000-005-75 and 005-005-79 of Esmeralda County. The Company may terminate this Lease Agreement at any time by giving 60 days notice in writing to Harting.

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

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY

Quailey Claim Group

The Quailey Claim Group is located in Mineral County, Nevada, and consists of 27 unpatented, lode mineral claims covering approximately 558 acres. Four of the unpatented claims were acquired pursuant to the Mojave Property Purchase Agreement. SRC subsequently staked an additional 23 claims. The Quailey Claim Group also includes 11 owned patented claims and one leased patented claim, collectively covering approximately 212 acres.

The Quailey claims are located approximately 16 miles south-southeast from the town of Hawthorne, Nevada on the northwest side of the Excelsior Mountains and are accessible from Hawthorne via Nevada Route 359 and dirt roadways to the claim area. A number of dirt roads provide access to the main workings of the former mine. Most of the information for the Quailey Mine Project was obtained from a 1975 report by J. McLaren Forbes. The early work on the property was done in 1882 when copper ores with silver and gold values were mined and smelted on the property. Later, between 1907 and 1914, Excelsior Enterprises Inc. was active on the property. Just prior to this activity, a number of the claims were surveyed and patented. During the period 1975-76 the mine was rehabilitated. This work was done by Ladd Enterprises Inc. of Reno, Nevada.

Historical records indicate that an unknown amount of copper, gold and silver ores were mined from 4,000 feet of developed mine workings.

The 27 Quailey lode mineral claims are identified in the BLM records by NMC numbers: 916095, 916096, 916099, 916103, 935444 through 935446 and 1070204 through 1070223.

SRC is the registered holder of these unpatented, lode mineral claims and the owned patented claims. There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the unpatented, lode mineral claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $155 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada. Also, the patented claims are subject to County real estate taxes.

Subsequent to the period covered by this report, the Company elected to retain 17 of 27 mineral claims and drop 10 claims in this claim group.

The 11 owned patented claims are identified below. The ten owned patented claims listed below as Parcels 1, 2 and 3 were acquired pursuant to the Mojave Property Purchase Agreement. The owned patented claim listed below as Parcel 4 was purchased in July 2012.

Parcel 1: the claim named “Nevada” identified as Mineral County Parcel APN 009-200-11; PLSS T5N R31E MDM Sections 2 and 3, as Survey No. 3298 and recorded as Patent File No. 141100.

Parcel 2, which includes eight claims named “Butte,” “Central,” “Calumet,” “Red Bank,” “Bonanza,” “Great Eastern,” “Roosevelt” and “Bisbee” and identified as Mineral County Parcels APN 009-200-10 and APN 009-200-12; PLSS T5N R31E MDM Sections 1, 2, 3, 10 & 11, as Survey No. 3303 and recorded as Patent File No. 141941.

Parcel 3, which includes the Northeasterly 750 feet of the “San Juan” claim identified as Mineral County Parcel APN 009-200-05; PLSS T5N R31E MDM Section 2, as Survey No. 3303 and recorded as Patent File No. 141941.

Parcel 4, the claim named “Franklin-third” identified as Mineral County Parcel APN 009-200-09; PLSS T5N R31E MDM Section 1 & 2, as Survey No. 3303.

In addition, SRC entered into a mineral lease agreement effective February 29, 2012 (the “Gumaskas Agreement”) with Joseph W. Gumaskas (“Gumaskas”) to lease one patented claim covering approximately 10 acres (the “Claim”) in Mineral County, Nevada. The Claim is known as “San Juan SW 750 feet,” and is identified as Mineral County Parcel APN 009-200-02, PLSS T5N R31E MDM Section 2, as Survey No. 3303 and recorded as Patent File No. 463521. Unless terminated earlier by SRC, the term of the Gumaskas Agreement is ten years and will automatically renew on the same terms and conditions for additional five-year periods. The Gumaskas Agreement requires SRC to pay Gumaskas advance minimum royalty payments of $500 annually. In the event that the Claim becomes a producing claim, SRC will pay Gumaskas a 3% royalty based upon gross revenue less deductions as defined by the Gumaskas Agreement. SRC may terminate the Gumaskas Agreement at any time by giving 60 days’ notice in writing to Gumaskas.

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

The NL Project is accessible along a dirt road 7 miles west of Silver Peak. Elevations on the property range from 5900 feet to 6400 feet. The NL Project lies on the eastern flank of Red Mountain and, with the Sixteen-to-One deposit, forms a mineralized zone which trends northwesterly. The veins trend northeasterly across the zone. The Nivloc Mine operated from 1937 to 1943. The Nivloc Mine is adjacent but not within the claim group held by the Company. The Nivloc mine encountered non-mineralized carbonates at around 900 feet and we assume that the reserves here are exhausted.

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

On March 5, 2013, SRC executed a Sale and Purchase Agreement (the “Sale Agreement”) with IMMI to sell to IMMI (1) all of SRC’s interest in the NL Project, and (2) all of its interest in the Option Agreement. Pursuant to the terms of the Sale Agreement, upon closing IMMI would pay SRC a purchase price of $425,000 and the Option Agreement would terminate. Also, upon closing of the Sale Agreement, SRC would transfer 100% of its interest in the NL Project to IMMI. The terms of the Sale Agreement provided that all Consideration paid by IMMI under the Option Agreement prior to closing would be retained by the Company. The closing date was scheduled to occur on or about April 30, 2013, and was extended several times. In connection with the closing date extensions, IMMI paid a 10% (ten percent) non-refundable deposit of $42,500 towards the purchase price. On October 4, 2013, SRC elected to terminate the Sale Agreement after IMMI failed to close the transaction as contemplated. Accordingly, the non-refundable deposit of $42,500 was forfeited by IMMI. The Option Agreement, as discussed above, remains in effect.

From late 2011 through 2012, IMMI conducted a drill program that consisted of 37 core holes, all directed at infilling an un-mined portion of the historical Nivloc Mine workings. Most of the holes were drilled from pads located on SRC’s claim NL6. According to information provided by IMMI, 33 of the drill holes intercepted the target zone and drill results indicated the existence of two vein structures, the Main Nivloc vein and an almost vertical splay vein.

Subject to the terms of the Option Agreement, SRC will remain as the record holder of the claims as long as all payments required by law to maintain the claims are made. These payments include an annual fee of $155 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

The 18 NL Project lode mineral claims are identified in the BLM records by NMC numbers: 867511 through 867525 and 964719 through 964721.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Dyer Claim Group

The Dyer Claim Group consists of 6 unpatented, lode mineral claims located in Esmeralda County, Nevada, approximately 5 miles east of the town of Dyer, Nevada on Highway 3A. The Dyer group of claims is accessible from the town of Dyer and cover approximately 124 acres. The Dyer district consists of several prospects and a few small mines that were operated by unknown operators. Phelps Dodge Corp briefly held claims in the area in the 1990’s. Mineralization consists of copper-gold in quartz veins within limestone rocks. All six claims were acquired pursuant to the Mojave Property Purchase Agreement.

SRC is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $155 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

The 6 Dyer lode mineral claims are identified in the BLM records by NMC numbers: 871092 through 871094 and 871099 through 871101.

Subsequent to the period covered by this report, the Company elected to retain 2 of 6 mineral claims and drop 4 claims in this claim group.

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

SRC is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $155 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

The 19 Blue Dick lode mineral claims are identified in the BLM records by NMC numbers: 868274 through 868278 and 868284 through 868297.

Subsequent to the period covered by this report, the Company elected to retain 13 of 19 mineral claims and drop 6 claims in this claim group.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Santa Fe Claim Group

The Santa Fe Claim Group consists of 23 unpatented, lode mineral claims located in Mineral County, Nevada, approximately five miles north of Luning, Nevada. This claim group covers approximately 475 acres. Sixteen claims were acquired pursuant to the Mojave Property Purchase Agreement. SRC subsequently staked an additional seven claims. The Santa Fe claims are accessible from the town of Luning, Nevada.

The Santa Fe district is located in the Gabbs Valley Range northeast of Luning. The Santa Fe property was first located in 1879 and has produced silver and lead, according to public records. Workings consist of a 300 ft incline and several hundred feet of tunnels on different levels. Significant silver and gold values have been obtained from sampling on the vein systems warranting further exploration. The property was mapped in late 2007 and a follow up grid sampling program may be developed to define drill targets at a future date.

SRC is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $155 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

The 23 Santa Fe lode mineral claims are identified in the BLM records by NMC numbers: 868205 through 868210, 868214 through 868218, 868224 through 868228 and 1047210 through 1047216.

Subsequent to the period covered by this report, the Company elected to retain 14 of 23 mineral claims and drop 9 claims in this claim group.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Pansy Lee Claim Group

On August 1, 2006, the Company acquired the Pansy Lee Claims Group from Anglo Gold Mining Inc. in exchange for 1,850,000 shares of the Company’s common stock pursuant to an Asset Purchase Agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”). Pursuant to the Pansy Lee Purchase Agreement, a 2% net smelter royalty pertains to 8 of the 30 claims in this group, identified as follows: NMC 879333 through 879335 and NMC 859406 through 895410. In the event that any one or more of the 8 claims becomes a producing claim, any revenue generated is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue. Gross revenue would be calculated after commercial production commences and includes the aggregate of the following amounts: revenue received by the Company from arm’s length purchasers of all mineral products produced from the property, the fair market value of all products sold by the Company to persons not dealing with the Company at arm’s length and the Company’s share of the proceeds of insurance on products. From such revenue, the Company would be permitted to deduct: sales charges levied by any sales agent on the sale of products; transportation costs for products; all costs, expenses and charges of any nature whatsoever which are either paid or incurred by the Company in connection with the refinement and beneficiation of products after leaving the property and all insurance costs and taxes.

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

As described above, SRC holds this claim group subject to the 2% net smelter return royalty rights of Anglo Gold Mining Inc. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $155 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

The 30 Pansy Lee lode mineral claims are identified in the BLM records by NMC numbers: 859406 through 859432 and 879333 through 879335.

Subsequent to the period covered by this report, the Company elected to retain 12 of 30 mineral claims and drop 18 claims in this claim group.

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

As of the date of this report, the Gold Point Claim Group consists of 6 unpatented lode mineral claims covering approximately 124 acres located in Nye County in the Gold Point District, about 10 miles north east of Current, Nevada off Nevada Route 6. Access is via Route 6 and along a dirt road for approximately two miles.

Mineralization from 0.5 to 10 ppm gold was noted in shaley rocks adjacent to substantial jasperoids on the property. The jasperoids found in Nevada are hard, dense purple-black rocks where silica solutions have replaced limestone.

SRC is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $155 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

The 6 Gold Point lode mineral claims are identified in the BLM records by NMC numbers: 975797 through 975802.

Subsequent to the period covered by this report, the Company elected to retain 3 of 6 mineral claims and drop 3 claims in this claim group.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Red Rock Mill

On August 1, 2006, the Company entered into an agreement with International Energy Resources, Inc. (“IERI”) to purchase a mill building and related milling equipment located on 28 mill site claims near the town of Mina in Mineral County, Nevada. The mill building is a corrugated steel structure. The assets were conveyed in exchange for 6,975,000 Shares of the Company then valued at $1,743,750 pursuant to a property purchase agreement with IERI.

On August 1, 2006, the Company also purchased the refinery equipment from Nevada Refinery Inc. in exchange for 88,500 shares of common stock of the Company, then valued at $22,125. This equipment can be used to refine “doré” bars or smelt concentrate produced from the milling process. “Doré” bars are bars of precious metal, in this case silver and gold, poured from molten material recovered in the final processing of the mill.

The milling facility is a custom mill installation located on Highway 95 near the town of Mina, Nevada, approximately 185 miles southeast of Reno, Nevada. Access is via a dirt road east of Highway 95. The mill has operated under various configurations to meet specific requirements of prior operators. Ore from various sources has been custom milled and processed for the production of concentrate or doré bars.

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

Among the Company’s efforts to generate liquidity, we are seeking opportunities to monetize the Red Rock milling facility. At its current advanced permitting stage and given its components and processing capacities, we believe that we have the opportunity to either sell the mill or enter into leasing arrangements.

SRC is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $155 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

The 6 Red Rock Mill site claims are identified in the BLM records by NMC numbers: 417400 through 417403, 417406 and 417407.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Description of Property held by Infrastructure Materials Corp US (“IMC US”), a wholly owned subsidiary of Infrastructure Materials Corp.

The following claim groups and leased mineral rights are described below: The Blue Nose Claim Group and the Morgan Hill Claim Group.

Property Locations and Descriptions

The following is a map highlighting the counties in the States of Nevada where the properties held by IMC US are located.

Blue Nose Claim Group

The Blue Nose Claim Group consists of 87 unpatented, lode mineral claims located in Lincoln County, Nevada, west of Tule Desert, along the south edge of the Clover Mountains. The claim group is 8 miles east of the Union Pacific rail line in the Meadow Valley Wash. Access is via the graded Carp and Bunker Peak roads. The claim group covers approximately 1,797 acres of land managed by the BLM and was acquired as a result of IMC US locating and staking the claims.

In July 2010, the BLM approved the Company’s Plan of Operations for the Blue Nose Claim Group and the Company posted a reclamation bond in the amount of $240,805 (the “Reclamation Bond”) with the BLM in connection with the Blue Nose Claim Group. The Reclamation Bond backs the Company’s obligations under the Plan of Operations to restore the site and reclaim disturbance (if any) caused by the Company’s activities on the Blue Nose Claim Group. In December 2013, the Company submitted an application to withdraw its Plan of Operations and to seek a refund from the BLM of a portion of the Reclamation Bond. In January 2014, the application was approved and the Company received $219,205 from the BLM as a partial refund of the Reclamation Bond. Under the Plan of Operations, the Company drilled 28 reverse circulation holes to depths ranging between 150 and 900 feet for a total of approximately 17,000 feet. When combined with three earlier drill programs, a total of 63 reverse circulation holes approximately 30,000 feet have been completed at the Blue Nose Claim Group.

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

The 87 Blue Nose lode mineral claims are identified in the BLM records by NMC numbers: 1002036 through 1002045, 1002051 through 1002060, 1002065 through 1002075, 1002186 through 1002098, 1002108 through 1002121, 1002131 through 1002144, 1002154 through 1002160, 1002268, 1002169, 1002188, 1002189, 1002208, 1002209, 1002228 and 1002229.

IMC US is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to the above claims. IMC US will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $155 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

Subsequent to the period covered by this report, the Company elected to retain 40 of 87 mineral claims and drop 47 claims in this claim group.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Morgan Hill Claim Group

The Morgan Hill Claim Group consists of 28 unpatented, lode mineral claims located in Elko County, Nevada, approximately 20 miles west of the town of Wells, Nevada. The claims are situated about five miles north of Interstate 80 and the Union-Pacific rail line. The property is accessed via the I-80 River Ranch Exit. The Morgan Hill claims cover approximately 578 acres of land managed by the BLM. All 28 claims were acquired when the Company purchased IMC US in November 2008.

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

The 28 Morgan Hill lode mineral claims are identified in the BLM records by NMC numbers: 989053 through 989055, 989058 through 989070, 989074, 989091, 989098 through 989099, 989103 through 989105, 989121 and 997416 through 997419.

IMC US is the registered holder of this claim group. There are no underlying agreements or royalty interests of third parties that pertain to the Morgan Hill claims. IMC US will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee to the BLM of $155 per claim. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada.

Included in the Morgan Hill Claim Group are two groups of mineral rights, the Perdriau Mineral Rights and the Hammond Mineral Rights.

Perdriau Mineral Rights

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

Hammond Mineral Rights Agreement

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

Item 3. Legal Proceedings.

On April 23, 2013, the Company received a summons from the United States District Court, District of Nevada, naming the Company as a co-defendant in a lawsuit filed by the U.S. Attorney on behalf of the BLM seeking reimbursement for the cost of putting out a fire that occurred on May 8, 2008, and other non-quantified damages. The fire damaged approximately 451 acres of land administered by the BLM near Dayton, Nevada. The lawsuit alleged that the cost of putting out the fire was approximately $510,000. The Company denied any responsibility for the fire and notified its liability insurance carrier, which retained counsel to defend the Company. In July 2014, the parties to the lawsuit agreed to settle all relevant claims for $220,000, which is well below the limits of coverage provided by the Company’s liability insurance policy. The Company has accrued $5,000 for this claim, which is equal to the Company’s deductible on the relevant liability insurance policy.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of June 30, 2014, there were 138,304,619 shares of common stock of the Company (a “Common Share” or “Common Shares”) outstanding, held by 629 shareholders of record.

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

On September 29, 2011, 2,608,696 outstanding shares of the Company’s Series A Preferred Stock were converted to 2,608,696 Common Shares.

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

The foregoing sale of securities was made entirely outside the United States and was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to an exemption afforded by Regulation S promulgated thereunder (“Regulation S”).

Securities issued during the Year Ended June 30, 2013

There were no securities issued during this period.

Securities issued during the Year Ended June 30, 2014

On August 28, 2013, the Company completed a private placement (the “Private Placement”) of 33,333,333 Common Shares at a price of $0.014 (CDN$0.015) per share for gross proceeds of $474,203 (CDN$500,000). The Private Placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.

On October 8, 2013, the Company issued 6,035,800 Common Shares as full settlement of a debt conversion transaction (the “Conversion”) with Mont Strategies Inc. (“Mont Strategies”), a company that is owned and controlled by a member of the Company’s Board of Directors. Under the terms of the Conversion, the Company converted $293,000 of indebtedness owed by the Company to Mont Strategies (a related party) into 6,035,800 Common Shares at a conversion price of $0.0485 (CDN$0.05) per share. The Conversion was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.

Our common stock is traded on the Over the Counter Pink Sheets (the “OTC Pink”) sponsored by the National Association of Securities Dealers, Inc. under the symbol “IFAM”. The OTC Pink does not have any quantitative or qualitative standards such as those required for companies listed on the Nasdaq Small Cap Market or National Market System. Following the sale of our securities in Canada as discussed above, the Company's Common Shares were listed for trading on the TSX Venture Exchange (“TSX-V”) under the symbol “IFM.” The high and low sales prices of shares of our common stock during the fiscal years ended June 30, 2014 and June 30, 2013 are as follows:

	OTC Pink:		TSX-V:
Quarter ended	High	Low	High	Low
September 30, 2013	$0.041	$0.035	$0.030	$0.015
December 31, 2013	$0.090	$0.010	$0.030	$0.010
March 31, 2014	$0.015	$0.009	$0.020	$0.010
June 30, 2014	$0.009	$0.003	$0.010	$0.010
September 30, 2012	$0.100	$0.030	$0.120	$0.030
December 31, 2012	$0.100	$0.010	$0.130	$0.040
March 31, 2013	$0.120	$0.055	$0.150	$0.050
June 30, 2013	$0.070	$0.006	$0.100	$0.020

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

The Company held an annual meeting of shareholders on July 29, 2011. At the meeting, among other actions, the shareholders of the Company approved the amendment and restatement of the 2006 Stock Option Plan resulting in the Company’s Amended Stock Option Plan (the “Amended Plan”). The Amended Plan replaced the Company’s 2006 Stock Option Plan and no further options will be issued under the 2006 Stock Option Plan. The terms of the Amended Plan include, among others, that (a) officers, directors, employees and consultants who provide services to the Company may be granted options to acquire shares of the Company’s Common Shares at the fair market value of the stock on the date of grant, (b) options may have a term of up to 10 years, (c) the Company may issue options in a number up to a maximum of 10% of the outstanding Common Shares, and (d) outstanding stock options previously granted pursuant to the 2006 Stock Option Plan will remain in effect and be exercisable in accordance with, and be deemed to be issued under, the terms of the Amended Plan. It is expected that options issued pursuant to the Amended Plan will not be “qualified” options under the provisions of section 422 of the Internal Revenue Code of 1986, as amended from time to time. At the annual meeting of shareholders on July 16, 2013, the shareholders of the Company approved the Company’s 2013 Amended Stock Option Plan (the “Current Stock Option Plan”), which amends and restates in its entirety the 2011 Amended Plan. The Current Stock Option Plan effected minor technical clarifications to the 2011 Amended Plan and did not materially change its terms.

The following tables summarize the options outstanding as of June 30, 2014 and 2013, and the option activity for the years then ended:

		Remaining	Remaining
		contractual	contractual
	Option Price	life (in years)	life (in years)	Number of options:
Expiry Date	Per Share	2014	2013	2014	2013
Dec. 10, 2013	$0.15	-	0.45	-	25,000
Feb. 2, 2014	$0.31	-	0.60	-	50,000
Oct. 22, 2014	$0.33	0.32	1.33	25,000	25,000
Apr. 25, 2015	$0.23	0.83	1.84	50,000	50,000
Apr. 24, 2022	$0.10	7.82	8.82	8,375,000	8,375,000
Oct. 7, 2022	$0.10	8.28	9.28	125,000	125,000
June 5, 2023	$0.10	8.94	9.94	125,000	125,000
Options outstanding at end of year				8,700,000	8,775,000
Weighted average exercise price at end of year				$0.10	$0.10
Weighted average remaining contractual life (in years)				7.78	8.71

	Number of options:
	2014	2013
Outstanding, beginning of year	8,775,000	9,225,000
Granted	-	250,000
Expired	(75,000)	(700,000)
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding, end of year	8,700,000	8,775,000
Exercisable, end of year	8,700,000	8,629,167

Item 6. Selected Financial Data

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the accompanying financial statements and notes included in this report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Discussion of Operations & Financial Condition
Twelve months ended June 30, 2014

The Company has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As of June 30, 2014, we had accumulated losses of $24,366,659 (June 30, 2013 - $23,335,415). Our ability to emerge from the exploration stage or even continue doing business is dependent upon our raising additional equity financing or liquidating assets.

As described in greater detail in this Annual Report on Form 10-K, the Company’s major financial endeavor over the years has been its effort to raise capital to pursue its exploration activities. These efforts, as well as other efforts to generate cash to cover our ongoing operating expenses as a reporting company in the United States and Canada, continue to be our priority. We will require additional capital or other liquidity to maintain our operations and implement further exploration. We have limited cash to fund operations and have taken steps to reduce our operating costs. Management is actively pursuing all of its options to address the Company’s operating capital requirements.

The Company’s exploration efforts on its portfolio of limestone and precious metal projects have been reduced primarily due to diminishing working capital. Exploration of the Company’s precious metals properties held by our wholly owned subsidiary, Silver Reserve Corp. (“SRC”), has most recently been focused on the Clay Peters Project. Management believes that the Clay Peters Project, as well as the Silver Queen and Klondyke Projects, currently provide the best opportunity for development of resources that could go to production. In the event that adequate working capital was to be generated, the Company expects that it would focus its exploration activities on these projects. The Company is also considering joint venture opportunities with third parties to further explore and develop, if warranted, these properties.

The Company also continues to look for joint venture opportunities to develop mineral deposits of other commodities in high demand or which we anticipate will be in high demand in the future. We continue to believe that the United States federal government will embark on major infrastructure expenditures in the next 10 years. Though we have been disappointed that these investments have not come sooner, when significant infrastructure investment does occur, we believe it will create a demand for cement that will exceed the current sources of supply in certain areas of the United States. Because cement is made from limestone, we believe our Blue Nose and Morgan Hill limestone projects provide significant potential for filling an anticipated increased demand for cement in the States of Nevada, California, Utah, Idaho and Arizona.

The Company is also looking for opportunities to monetize its Red Rock milling facility located on six mill site claims covering 30 acres of land in Mina, Nevada, as well as non-essential mineral projects. With the Red Rock mill at its current permitting stage and given its components and processing capacities, we believe that we have the potential to either sell the mill or enter into leasing arrangements. The Company intends to use any funds realized from these efforts towards meeting its operating overhead and further exploration of its mineral claims, if possible.

The consolidated financial statements include the accounts of the Company and its subsidiaries, IMC US, SRC and CIC. All material inter-company accounts and transactions have been eliminated.

SELECTED ANNUAL INFORMATION

	June 30, 2014	June 30, 2013

Revenues	Nil	Nil
Net (Loss)	$(1,031,244)	$(2,514,598)
(Loss) per share-basic and diluted	$0.008	$0.025
Total Assets	$822,190	$1,120,998
Total Liabilities	$431,388	$573,795
Cash dividends declared per share	Nil	Nil

Our total assets for the year ended June 30, 2014, include cash and cash equivalents of $162,847, marketable securities of $44,325, prepaid expenses and other receivables of $15,109, restricted cash of $61,000, reclamation deposits of $21,600, and plant and equipment of $517,309, net of depreciation. Our total assets for the year ended June 30, 2013, include cash and cash equivalents of $106,847, marketable securities of $49,917, prepaid expenses and other receivables of $15,988, restricted cash of $100,000, reclamation deposits of $240,805, and plant and equipment of $607,441, net of depreciation. Total assets decreased from $1,120,998 on June 30, 2013 to $822,190 on June 30, 2014. This decrease is the result of expenses incurred in the normal course of business, a significant reduction in reclamation deposits and limited financing activities. The Company determined that the reclamation deposit relating to the Plan of Operations for its Blue Nose Property was based on an area significantly larger than necessary to cover the focus area of that Property. In January 2014, the Company’s application to withdraw its Blue Nose Plan of Operations was approved and the Company received $219,205 from the BLM as a partial refund of the reclamation deposit.

Net Loss

The Company’s expenses are reflected in the Statements of Operations under the category of Operating Expenses. To meet the criteria of United States generally accepted accounting principles (“GAAP”), all mineral property acquisition and exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized in accordance with Accounting Standards Codification (“ASC”) 805-20-55-37, previously referenced as the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force ("EITF") Issue 04-2. The Company assesses the carrying costs for impairment under ASC 930 at each fiscal quarter end. The Company has determined that, except for the amount capitalized as Mineral Property Interests for $514,525 pursuant to the acquisition of CIC, all property payments are impaired and accordingly the Company has written off the acquisition costs to project expenses. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. For the purpose of preparing financial information, all costs associated with a property that has the potential to add to the Company's proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserve is completed. Except for the Mineral Property Interests discussed above, no costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. The previously capitalized Mineral Property Interests were written off as impaired costs in December 2012.

As further discussed below in Contractual Obligations and Commercial Commitments, in February 2011, SRC entered into an agreement with International Millennium Mining Inc., a wholly owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project for total consideration of $350,000 cash and 1,925,000 shares of IMMC’s common stock, payable in annual installments over a five-year period that ends in September 2015.

As of the date of the financial statements, the Company had received $346,836, consisting of $180,000 in cash and 1,225,000 shares of IMMC with an aggregate fair market value of $166,836 at the time of each installment. IMMC’s common shares are traded in Canada on the TSX Venture Exchange (the “Exchange”) and the market value of the Company’s shares of IMMC’s common stock declined by $122,511 as of June 30, 2014.

Pursuant to the Exchange’s policies, IMMC’s common shares encountered a trading halt on December 24, 2013, when IMMC announced a proposed change in business/reverse take-over. As of June 30, 2014, the Company evaluated its shares of IMMC’s common stock for other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, the severity and duration of the trading halt on IMMC’s common shares and the Company’s ability and intent to hold its shares for a period of time sufficient for a recovery in market value. Accordingly, the Company considered the $122,511 reduction in the fair value of its shares of IMMC’s common stock as an other-than-temporary impairment and accounted for it as a realized loss.

The following table sets forth the revenues and net loss (unaudited) of the Company for the quarter ended June 30, 2014, as well as the seven quarterly periods completed immediately prior thereto:

	For the three months ended June 2014 $	For the three months ended March 2014 $	For the three months ended December 2013 $	For the three months ended September 2013 $	For the three months ended June 2013 $	For the three months ended March 2013 $	For the three months ended December 2012 $	For the three months ended September 2012 $

Revenues	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Net Loss	(314,420)	(162,934)	(157,933)	(395,957)	(333,935)	(435,887)	(1,076,238)	(668,538)

Loss per Weighted Average Number of Shares Outstanding -Basic and Fully Diluted	(0.002)	(0.001)	(0.001)	(0.004)	(0.003)	(0.004)	(0.011)	(0.007)

The significant components of expense that have contributed to the total operating expenses are discussed as follows:

(a) General and Administration Expenses

General and administration expenses represent professional, consulting, office and general and other miscellaneous costs incurred during the periods covered by this report. General and administration expenses for the year ended June 30, 2014 were $531,972, as compared with $980,985 for the year ended June 30, 2013. General and administration expenses represented approximately 56% of the total operating expenses for the year ended June 30, 2014, and 39% of the total operating expenses for the year ended June 30, 2013. General and administration expenses decreased by approximately $449,000 in the current year, compared to the prior year. Most of the decrease in this category of expense is due to a significant reduction in stock based compensation costs and the elimination of investor relations costs.

(b) Project Expenses

Project expenses include such costs as acquiring and maintaining claims, permitting processes, consultants, drilling, assaying and geologists. Project expenses for the year ended June 30, 2014 were $326,373 as compared with $911,066 for the year ended June 30, 2013. Project expenses decreased due to a curtailment in exploration activities as a result of overall diminishing working capital. Project expenses represented approximately 34% of the total operating expenses for the year ended June 30, 2014, and approximately 36% of the total operating expenses for the year ended June 30, 2013. Over 90% of net project expenses for the year ended June 30, 2014, related to acquisition, exploration and maintenance of the precious metal claims owned by the Company’s SRC subsidiary.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flows and cash in hand:

	Year ended	Year ended
	June 30, 2014	June 30, 2013

Cash and cash equivalents	$162,847	$106,847
Working capital	$157,365	$(66,412)
Cash (used) in operating activities	$(887,548)	$(1,673,792)
Cash provided by investing activities	$328,205	$107,500
Cash provided by financing activities	$615,343	$140,000

As of June 30, 2014, the Company had working capital of $157,365 as compared to a working capital deficit of $66,412 as of June 30, 2013. Working capital increased as a result of a significant decrease in cash used for operating activities and increases in both investing and financing activities during the year ended June 30, 2014, as compared to the previous year.

Off-Balance Sheet Arrangement

The Company had no off-balance sheet arrangements as of June 30, 2014 and June 30, 2013.

Contractual Obligations and Commercial Commitments

On August 1, 2006, the Company acquired the Pansy Lee Claims Group from Anglo Gold Mining Inc. in exchange for 1,850,000 Common Shares pursuant to an Asset Purchase Agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”). Pursuant to the Pansy Lee Purchase Agreement, a 2% net smelter royalty pertains to 8 of the 30 claims in this group. In the event that any one or more of the 8 claims becomes a producing claim, the Company’s revenue is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue. Gross revenue would be calculated after commercial production commences and includes the aggregate of the following amounts: revenue received by the Company from arm’s length purchasers of all mineral products produced from the property, the fair market value of all products sold by the Company to persons not dealing with the Company at arm’s length and the Company’s share of the proceeds of insurance on products. From such revenue, the Company would be permitted to deduct: sales charges levied by any sales agent on the sale of products; transportation costs for products; all costs, expenses and charges of any nature whatsoever that are either paid or incurred by the Company in connection with the refinement and beneficiation of products after leaving the property and all insurance costs and taxes.

On May 30, 2008, the Company entered into an agreement (the “Harting Lease Agreement”) with Ovidia Harting (“Harting”) to lease two patented claims covering approximately 35 acres in Esmeralda County. The Harting Lease Agreement has a renewable term of 10 years and permits the Company to explore the area covered by the patented claims. The Harting Lease Agreement provides for annual payments of $1,000 per claim to Harting. The Harting Lease Agreement also provides that Company pay the real estate taxes imposed by Esmeralda County. These two patented claims are subject to a 3% net smelter return royalty to be calculated and paid to Harting within 45 days after the end of each calendar quarter. The Company may terminate the Harting Lease Agreement at any time by giving 60 days notice in writing to Harting.

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

On May 16, 2014, SRC completed the purchase of three patented claims covering approximately 59 acres (the “Property”) situated in Mineral County, Nevada, from Ralph L. Buhrman and Jacqueline Buhrman (together, the “Buhrmans”). The Property was acquired for a total of $90,000 pursuant to an Exploration License with Option to Purchase (the “Buhrman Agreement”) dated as of May 15, 2012. Mineral production from the Property is subject to a 2% royalty payable to the Buhrmans based upon gross revenues less deductions as defined by the Buhrman Agreement. SRC has the exclusive right and option to purchase such royalty at any time for the sum of $1,000,000 less any payments previously made by SRC to the Buhrmans pursuant to such royalty.

Effective as of June 23, 2008, the Company appointed Mason Douglas as the President of the Company. Mr. Douglas is also a director of the Company. In connection with the appointment, the Company entered into a consulting services agreement with a Canadian corporation that is controlled by Mr. Douglas (the “Consulting Agreement”). The Consulting Agreement has a term of one year and is then automatically renewable. Either party may terminate the Consulting Agreement upon 90 days notice to the other party. According to the terms of the Consulting Agreement as amended effective March 1, 2012, the Company paid a consulting fee of $10,417 per month and reimbursed related business expenses. The Consulting Agreement permits Mr. Douglas to fulfill his duties for the Company from his office in Canada. Mr. Douglas does not receive a salary from the Company. Effective October 1, 2012 the Company appointed Mr. Douglas to also serve as its Chief Executive Officer. In connection with this appointment, the Consulting Agreement was amended to increase the consulting fee to $155,000 annually, payable in 12 equal monthly installments. By mutual agreement between the Company and Mr. Douglas, effective as of March 1, 2013, the consulting fee was changed to an annual rate of $93,000, payable in 12 equal monthly installments.

On April 23, 2013, the Company received a summons from the United States District Court, District of Nevada, naming the Company as a co-defendant in a lawsuit filed by the U.S. Attorney on behalf of the BLM seeking reimbursement for the cost of putting out a fire that occurred on May 8, 2008, and other non-quantified damages. The fire damaged approximately 451 acres of land administered by the BLM near Dayton, Nevada. The lawsuit alleged that the cost of putting out the fire was approximately $510,000. The Company denied any responsibility for the fire and notified its liability insurance carrier, which retained counsel to defend the Company. The Company has accrued $5,000 for this claim, which is equal to the Company’s deductible on the relevant liability insurance policy. Also see Subsequent Events, below.

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the years ended June 30, 2014, and June 30, 2013, were $25,095 and $24,712, respectively. As of June 30, 2014, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the year ending June 30, 2015, are $9,691.

Maintaining Claims in Good Standing

The Company is required to pay to the BLM on or before September 1st of each year, a fee in the amount of $155 per mineral claim held by the Company. The total amount paid in August 2014, was $50,995 for 329 claims held by the Company at that date. The BLM fee for the 18 NL Project claims held by the Company were paid by IMMI pursuant to the IMMI Option Agreement described above.

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

SUBSEQUENT EVENTS

On July 3, 2014, the Company borrowed $70,000 from Mont Strategies. This demand loan was made pursuant to a promissory note that calls for all principal and interest to be paid upon demand. The principal amount of the promissory note bears interest at 4 percent (4%) per annum and may also be prepaid by the Company at any time without penalty. If the Company fails to make payment within five business days of demand by Mont Strategies, the promissory note will bear interest at ten percent (10%) per annum. The Company intends to use the proceeds of the promissory note for working capital.

In July 2014, the Company, along with the other parties to a lawsuit agreed to settle all relevant claims for $220,000, which is well below the limits of coverage provided by the Company’s liability insurance policy. As of the date of the financial statements, the Company has accrued $5,000 for these claims, which is equal to the Company’s deductible on the relevant liability insurance policy.

On August 18, 2014, the Company borrowed an additional $100,000 from Mont Strategies. This demand loan was made pursuant to a promissory note that calls for all principal and interest to be paid upon demand. The principal amount of the promissory note bears interest at 4 percent (4%) per annum and may also be prepaid by the Company at any time without penalty. If the Company fails to make payment within five business days of demand by Mont Strategies, the promissory note will bear interest at ten percent (10%) per annum. The Company intends to use the proceeds of the promissory note for working capital.

Following a review of the Company’s mineral claims, the Company determined it was not in its best interest to retain certain limestone mineral claims held by IMC US and, on August 29, 2014, elected to drop the following:

  47 of the 87 mineral claims of the Blue Nose Claim Group were dropped.

Following a review of the Company’s mineral claims, the Company determined it was not in its best interest to retain certain precious metals mineral claims held by SRC and, on August 29, 2014, elected to drop the following:

  4 of the 6 mineral claims of the Dyer Claim Group were dropped.
  6 of the 19 mineral claims of the Blue Dick Claim Group were dropped.
  3 of the 6 mineral claims of the Gold Point Claim Group were dropped.
  38 of the 88 mineral claims of the Klondyke Claim Group were dropped.
  18 of the 30 mineral claims of the Pansy Lee Claim Group were dropped.
  10 of the 27 mineral claims of the Quailey Claim Group were dropped.
  9 of the 23 mineral claims of the Santa Fe Claim Group were dropped.
  37 of the 118 mineral claims of the Silver Queen Claim Group were dropped.
  212 of the 273 mineral claims of the Clay Peters Claim Group were dropped.

The Company received 350,000 shares of IMMC’s common stock and $70,000 cash on September 10, 2014 and September 16, 2014, respectively, pursuant to the option agreement between SRC and IMMI, IMMC’s wholly owned subsidiary.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2012-04, Technical Corrections and Improvements (“ASU 2012-04”). The amendments in this update covered a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update are effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on the financial statements of the Company.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 clarifies that the scope of ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in ASU 2013-01 are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this guidance did not have a material impact on the financial statements of the Company.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently assessing the impact of this guidance.

ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements” (“ASU 2014-10”), issued in June 2014, eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and changes in stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods; however early adoption is permitted. The Company is evaluating the effect that ASU 2014-10 will have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on July 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new standard is effective for the Company on July 1, 2015. Early application is permitted. The Company is evaluating the effect that ASU 2014-08 will have on its consolidated financial statements and related disclosures.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, whereby it amended its guidance related to the presentation of unrecognized tax benefits. The standard provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for annual reporting periods beginning on or after December 15, 2013, and interim periods within those annual periods. The guidance is to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently assessing the impacts of this guidance.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. ASU 2013-05 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently assessing the impact of this guidance.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. ASU 2013-04 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently assessing the impact of this guidance.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as the FASB EITF Issue 04-2. The Company assesses the carrying costs for impairment under ASC 360 and evaluates its carrying value under ASC 930 at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. The Company previously capitalized $514,525 as Mineral Property Interests, which were written off in December 2012 as impaired costs, and has written off all other property payments to project expenses as impaired costs. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. To date, mineral property exploration costs have been expensed as incurred. To date the Company has not established any proven or probable reserves on its mineral properties.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Based on an evaluation, conducted by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of June 30, 2014, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

Management believes that potential weaknesses in the Company’s internal controls may arise as a result of a lack of segregation of duties and the existence of related party transactions. Management has added compensating controls to address the lack of segregation of duties. In connection with related party transactions, management and the Board have required independent valuations prior to engaging in related party transactions that are not in the ordinary course of business. However, only one member of the Board, Joseph Montgomery, may be considered independent. Management has no evidence of any breakdown in its internal controls and continues to explore methods of reducing and minimizing the risk of a material misstatement in the Company’s financial statements.

Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting is effective based on the above criteria.

Changes in Internal Controls

During the quarter ended June 30, 2014, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Audit Committee

The Audit Committee is comprised of three directors, Randal Ludwar, Brent Walter and Joseph Montgomery, and meets regularly with the Company’s Chief Financial Officer. Mr. Montgomery does not receive any compensation from the Company and has no immediate family affiliation with other members of the Board or with members of management. As of the end of the period covered by this report, the Company believes Mr. Montgomery can be considered an independent director. The Audit Committee has reviewed the financial statements of the Company included with this report on Form 10-K for the year ended June 30, 2014.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following individuals comprise the Company’s Board of Directors and executive officers as of June 30, 2014. Each director will serve until the next meeting of shareholders or until replaced.

Mason Douglas	President, CEO and Director
Randal Ludwar	Director and Corporate Secretary
Joseph Montgomery	Director and Chairman of the Board
Todd D. Montgomery	Director
Brent Walter	Director
Rakesh Malhotra	Chief Financial Officer

Mason Douglas - President, Chief Executive Officer and Director

Mr. Douglas is currently President, Chief Executive Officer and a Director of Infrastructure Materials Corp. Mr. Douglas received an MBA from the University of Saskatchewan in 2000. He received his Bachelor of Law (LL.B) from the University of Calgary in 2007. Mr. Douglas is presently an inactive member of the Law Society of Alberta. Between 2001 and 2004 Mr. Douglas was Vice President of Operations of Western Petrochemicals Corp., a privately owned oil development company. Between 2001 and 2006 he also was an independent consultant providing business plans, economic modeling and project management for a variety of mining projects. Mr. Douglas is currently serving as a Director of Canadian Platinum Corp. (TSX-V). Mr. Douglas previously served as Chief Operating Officer and a Director of Anglo Aluminum Corp. (TSX-V) and as a Director of Anglo Canadian Oil Corp. (TSX-V). Mr. Douglas is 39 years old.

Randal Ludwar – Director and Corporate Secretary

Mr. Ludwar received a B.Sc. (1977) in Business Administration from Yale University. Mr. Ludwar has been a private consultant to the Montgomery Group of Companies for the past eighteen years. He currently serves as a Director of Canadian Platinum Corp. (TSX-V) and previously served as Chief Financial Officer of the Company until 2009 and as a Director of McGregor Capital Corp. (TSX-V). Mr. Ludwar is 60 years old.

Joseph Montgomery - Chairman of the Board of Directors

Dr. Montgomery is a geological engineer. He holds a B.Sc. (1959) in Geology, a M.Sc. (1960) in Geology and a Ph.D. (1967) in Geology. Dr. Montgomery has been practicing since 1959 and maintains his professional status as a member of the Association of Professional Engineers and Earth Sciences of British Columbia. He is also a member of the advisory board of the Canadian Institute of Gemology and is currently serving as a Director of Cosigo Resources Ltd. (TSX-V) and Almaden Minerals Ltd. (TSX). Dr. Montgomery has previously served as a Director of Abitibi Mining Corp. (TSX-V), Amador Gold Corp. (TSX-V), Klondike Silver Corp. (TSX-V), Golden Chalice Resources Inc. (TSX-V), Kalahari Resources Inc. (TSX-V), Klondike Gold Corp. (TSX-V), Sedex Mining Corp. (TSX-V), Chalice Diamond Corp. (TSX) and Zincorp Resources Corp. (TSX). Dr. Montgomery is 86 years old.

Todd D. Montgomery – Director

Mr. Montgomery was the founder and former President of Anglo Potash Ltd. (TSX-V), a Canadian mining company, formerly Anglo Minerals Ltd. This company was purchased by BHP in 2008. In 1999, Mr. Montgomery founded and served as President and Chief Operating Officer of SynEnco Energy Inc., an oil sands development corporation. Mr. Montgomery has provided independent mining consulting services for a number of private and public corporations. Mr. Montgomery is also currently serving as President, CEO and a Director of Canadian Platinum Corp. (TSX-V). He has previously served as CEO and a Director of Anglo Canadian Oil Corp. (TSX-V), CEO and a Director of Anglo Aluminum Corp. (TSX-V), a Director, President, CEO and CFO of McGregor Capital Corp. (TSX-V), as CEO, President and Director of Pacific Iron Ore Corporation (TSX-V), as Chairman of PanWestern Energy Ltd. (TSX-V) and as CEO of the Company until 2012. Mr. Montgomery is 48 years old.

Brent Walter - Director

Mr. Walter received a LL.B degree from the University of Saskatchewan in 1990. He is a lawyer with the firm, ProVenture Law LLP in Calgary, Alberta, and practices primarily in the areas of securities and corporate/commercial law. Mr. Walter currently serves as a director and officer of a number of public and private corporations, including Red Rock Energy Inc. (TSX-V) and Canadian Platinum Corp. (TSX-V). During the five years preceding the period covered by this report, Mr. Walter was a Director of AgriTec Systems, Inc. (TSX-V), Anglo Canadian Oil Corp. (TSX-V), Pacific Iron Ore Corp. (TSX-V), PanWestern Energy Ltd. (TSX-V), and McGregor Capital Corp. (TSX-V). He is a member of the Law Societies of Alberta and Saskatchewan (inactive), as well as the Canadian Bar Association. Mr. Walter is 48 years old.

Rakesh Malhotra - Chief Financial Officer

Mr. Malhotra is a United States certified public accountant and a Canadian chartered accountant with more than 25 years of experience in accounting and finance, including consolidations, treasury management and financial statement audits. Mr. Malhotra graduated with a Bachelor of Commerce (Honours) from the University of Delhi (India), worked for the accounting firm, A.F. Ferguson & Co. (KPMG correspondent), and obtained his CA designation in India. Having practiced as an accountant for over 10 years in New Delhi, he moved to the Middle East and worked for five years with the highly successful International Bahwan Group of Companies in a senior finance position. After that, Mr. Malhotra worked for a mid-sized chartered accounting firm in Toronto, Ontario performing audits of public companies, and has served as Vice President of Finance for a private group of service companies in Toronto for over four years. As of June 30, 2014, he was serving as CFO for Security Devices International Inc. (OTC Pink), DynaCert Inc. (OTC Pink/TSX-V) and Yukon Gold Corp. (OTC Pink/TSX). He previously served as CFO for Uranium Hunter Corp. (OTC Pink) and Pacific Copper Corp. (OTC Pink). Mr. Malhotra is 57 years old.

Reorganization of Officers and Directors

On November 5, 2013, Anne Macko resigned from her position as Corporate Secretary of the Company. Also on November 5, 2013, Jeanette Durbin was appointed as the Company’s interim Corporate Secretary until her resignation on March 31, 2014. On March 31, 2014, Randal Ludwar was appointed Corporate Secretary of the Company.

Family Relationships

There are no family relationships between or among the directors or executive officers except for the following: Joseph Montgomery, Chairman of the Company’s Board of Directors, is a second-cousin to Todd D. Montgomery, also a member of the Company’s Board of Directors.

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

     5.      Such person was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission (the “SEC”) to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), requires the Company’s directors and officers, and persons who own more than 10% of the registered class of the Company’s equity securities (“Section 16 Persons”), to file with the SEC, initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they filed. Based on the Company’s review of the forms it has received, on reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that during the twelve month period ended June 30, 2014, the following reports were filed late:

Name	Form Type	Number of	Number of
		Forms	Transactions Reported

Todd D. Montgomery	Form 4	1	1

Code of Ethics

The Company adopted a formal written Code of Business Conduct & Ethics for all officers, directors and senior employees, available at:

http://www.infrastructurematerialscorp.com/Corporate_Profile/code_of_ethics.html

Item 11. Executive Compensation

Also see Item 13, Certain Relationships and Related Transactions, and Director Independence, regarding services provided by entities owned by some of our Officers and Directors. We have a stock option plan only, as described herein. Although we have no other retirement incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of directors, officers or other employees, it is possible that we will adopt such a plan in the future.

(a)            Compensation of Officers

The following table shows the compensation paid to the Company’s executive officers during the fiscal years ended June 30, 2014 and 2013:

SUMMARY COMPENSATION TABLE

Name and principal position	Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Mason Douglas President, CEO and Director	2014 2013	NIL NIL	NIL NIL	NIL NIL	NIL 43,273	NIL NIL	NIL NIL	95,500 126,836	95,500 170,109

Rakesh Malhotra CFO	2014 2013	NIL NIL	NIL NIL	NIL NIL	NIL 13,623	NIL NIL	NIL NIL	5,808 7,434	5,808 21,057

Anne Macko (1) Corporate Secretary	2014 2013	56,000 56,000	250 1,500	NIL NIL	NIL 16,027	NIL NIL	NIL NIL	NIL NIL	56,250 73,527

Jeanette Durbin (2) Corporate Secretary	2014 2013	47,333 40,750	1,000 500	NIL NIL	11,457 9,645	NIL NIL	NIL NIL	NIL NIL	59,790 50,895

Randy Ludwar Corporate Secretary	2014 2013	NIL NIL	NIL NIL	NIL NIL	NIL 19,232	NIL NIL	NIL NIL	NIL NIL	0 19,232

Todd D. Montgomery (3) Director	2014 2013	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	0 0

(1)

On November 5, 2013, Ms. Macko resigned from her position as Corporate Secretary of the Company and on the same date, Ms. Durbin was appointed interim Corporate Secretary of the Company. Ms. Macko received $56,250 during the fiscal year ended June 30, 2014, and $57,500 during the fiscal year ended June 30, 2013, for administrative services provided to the Company.

(2)

On March 31, 2014, Ms. Durbin resigned from her interim position as Corporate Secretary of the Company and on the same date, Mr. Ludwar was appointed Corporate Secretary of the Company. Ms. Durbin received $48,333 during the fiscal year ended June 30, 2014, and $41,250 during the fiscal year ended June 30, 2013, for administrative services provided to the Company.

(3)

On October 1, 2012, Mr. Montgomery resigned from his position as Chief Executive Officer of the Company and on the same date, Mr. Douglas was appointed CEO of the Company. Mr. Montgomery remains a member of the Company’s Board of Directors.

(b)           Long Term Incentive Plan (LTIP Awards)

The Company does not have a long term incentive plan, pursuant to which cash or non-cash compensation intended to serve as an incentive for performance (whereby performance is measured by reference to financial performance or the price of the Company’s securities) was paid or distributed to any executive officers during the three most recent completed years.

(c)           Options and Stock Appreciation Rights (SARs)

The following table shows the stock options and stock appreciation rights, if any, granted to the Company’s executive officers as of June 30, 2014:

Equity
								Equity	Incentive
								Incentive	plan
								plan	awards:
								awards:	Market
								Number	or payout
			Equity				Market	of	value of
			Incentive			Number	value of	unearned	unearned
			plan			of	shares	shares,	shares, or
			awards:			shares	of units	units or	units or
	Number of	Number of	Number of			or units	of stock	other	other
	Securities	Securities	Securities			of stock	that	rights	rights
	underlying	underlying	underlying	Option		that	have	that have	that have
	unexercised	unexercised	unexercised	exercise	Option	have not	not	not	not
	options (#)	options (#)	unearned	price	expiration	vested	vested	vested	vested
Name	Exercisable	Unexercisable	options (#)	($)	date	(#)	($)	(#)	($)
Mason Douglas	1,350,000	Nil	Nil	0.10	24-Apr-2022	Nil	Nil	Nil	Nil
Randal Ludwar (1)	600,000	Nil	Nil	0.10	24-Apr-2022	Nil	Nil	Nil	Nil
Anne Macko (1)	500,000	Nil	Nil	0.10	24-Apr-2022	Nil	Nil	Nil	Nil
Jeanette Durbin (1)	125,000	Nil	Nil	0.10	7-Oct-2022	Nil	Nil	Nil	Nil
	125,000	Nil		0.10	5-Jun-2023
Rakesh Malhotra	425,000	Nil	Nil	0.10	24-Apr-2022	Nil	Nil	Nil	Nil

(1)

On November 5, 2013, Ms. Macko resigned from her position as Corporate Secretary of the Company and on the same date, Ms. Durbin was appointed interim Corporate Secretary of the Company. On March 31, 2014, Ms. Durbin resigned from her interim position as Corporate Secretary of the Company and on the same date, Mr. Ludwar was appointed Corporate Secretary of the Company.

(d)           Compensation of Directors

Directors are not paid any fees in their capacity as directors of the Company. Directors are entitled to participate in the Company’s stock option plan. See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for the number of shares subject to exercisable options held by directors of the Company. For information regarding the compensation of our directors who are also officers of the Company see the “SUMMARY COMPENSATION TABLE” above.

No stock options were exercised by executive officers or directors during the fiscal year ended June 30, 2014.

Other Arrangements

None.

Indebtedness of Directors and Executive Officers

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of August 31, 2014, we have 138,304,619 Common Shares issued and outstanding. We have included in the tables below the number of Common Shares of the Company held by the officers and directors of the Company as well as the beneficial owners of more than 5% of shares of the Company’s common stock.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned as of August 31, 2014	Nature of Ownership	Percentage of Class Held	Number of Shares Subject to Options Exercisable as of August 31, 2014 or Which will become Exercisable within 60 days of this Date

Pinetree Capital Ltd. 150 King St. W., Ste 2500 Toronto, ON M5X 1A9	8,177,174	Record	5.91% of Common shares	Nil

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned as of August 31, 2014		Nature of Ownership	Percentage of Class Held	Number of Shares Subject to Options Exercisable as of August 31, 2014 or Which will become Exercisable within 60 days of this Date

Todd D. Montgomery, Director 1413-43rd Street SW Calgary, AB T3C 2A3	70,500,573	(1)	Record	50.97% of Common shares	Nil

Joseph Montgomery, Chairman 878 W. 27th Avenue Vancouver, BC V5Z 2G7	500,000	(2)	Record	0.36% of Common shares	600,000

Randal Ludwar, Corporate Secretary and Director 1209 Normandy Dr. Moose Jaw, SK S6H 6P1	500,000	(3)	Record	0.36% of Common shares	600,000	(3)

Brent Walter, Director 2417 - 32nd Avenue SW Calgary, AB T2T 1X4	4,100,000	(4)	Record	2.96% of Common shares	1,600,000	(6)

Mason Douglas, President & CEO 311 Saskatchewan Cr. W. Saskatoon, SK S7M 0A2	550,000		Record	0.40% of Common shares	1,350,000

Anne Macko, former Corporate Secretary 3300 Kauai Court Reno, NV 89509	Nil			Nil	500,000	(3)

Jeanette Durbin, former Corporate Secretary 1135 Terminal Way, Suite 207B Reno, NV 89502	Nil			Nil	250,000	(3)

Rakesh Malhotra, CFO 4580 Beaufort Terrace Mississauga, ON L5M 3H7	16,664	(5)	Record	0.01% of Common shares	425,000
TOTAL	76,167,237			55.06% of Common shares	5,325,000

(1)	All of Todd D. Montgomery’s Common Shares are held by companies that are owned or controlled by Mr. Montgomery.

(2)	400,000 of Joseph Montgomery’s Common Shares are held by family members.

(3)

On November 5, 2013, Ms. Macko resigned from her position as Corporate Secretary of the Company and on the same date, Ms. Durbin was appointed interim Corporate Secretary of the Company. On March 31, 2014, Ms. Durbin resigned from her interim position as Corporate Secretary of the Company and on the same date, Mr. Ludwar was appointed Corporate Secretary of the Company.

(4)	800,000 of Mr. Walter’s Common Shares are held by a family member.

(5)	All of Mr. Malhotra’s Common Shares are held by a family member.

(6)	250,000 of Mr. Walter’s Common Shares subject to options are held by a family member.

As a group, management and the directors own or control 55.06% of the issued and outstanding Common Shares of Infrastructure Materials Corp.

Item 13. Certain Relationships and Related Transactions, and Director Independence

A corporation owned and operated by Mason Douglas, the Company’s President and Chief Executive Officer and also a member of the Company’s Board of Directors, received $23,250 for his services for the three months ended June 30, 2014, and $95,500 for the year ended June 30, 2014.

A law firm, a partner of which is also a member of the Company’s Board of Directors, Brent Walter, received no payments for legal services rendered and expenses incurred on behalf of the Company for the three months ended June 30, 2014, and $12,971 for the year ended June 30, 2014.

The Company’s Chief Financial Officer, Rakesh Malhotra, received $1,033 for consulting services provided to the Company for the three months ended June 30, 2014, and $5,808 for the year ended June 30, 2014.

Anne Macko served as the Company’s Corporate Secretary and received $18,667 for administrative services provided to the Company until her resignation on November 5, 2013.

Jeanette Durbin served as the Company’s interim Corporate Secretary commencing November 5, 2013, and received $21,833 for administrative services provided to the Company until her resignation on March 31, 2014. For options granted to Ms. Durbin, the Company expensed stock based compensation costs of $1,569 for the three months ended June 30, 2014, and $4,569 from November 5, 2013 to March 31, 2014.

The Company recorded no interest expense for the three months ended June 30, 2014, and $2,850 for the year ended June 30, 2014, pursuant to promissory notes issued to a corporation that is owned and controlled by a member of the Company’s Board of Directors, Todd Montgomery.

Director Independence

We currently have one independent director, as the term “independent” is defined by the rules of the NYSE-MKT. (Note-our Common Shares are not currently listed on the NYSE-MKT or any other national securities exchange and this reference is used for definitional purposes only.)

Item 14. Principal Accountant Fees and Expenses

The Company appointed Schwartz Levitsky Feldman, LLP as independent auditors to audit the financial statements of the Company for the fiscal years ended June 30, 2013 and June 30, 2014.

Audit Fees. The Company paid Schwartz Levitsky Feldman LLP audit and audit related fees of approximately $34,731 and $28,261 for the fiscal years ended June 30, 2013 and June 30, 2014, respectively.

All Other Fees. During the fiscal years ended June 30, 2014 and June 30, 2013, the Company did not pay its principal accountant any additional fees.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The Company’s Financial Statements and the Report of Schwartz Levitsky Feldman, LLP for the year ended June 30, 2014 and for the year ended June 30, 2013 are filed as part of this report.

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

21.1	Subsidiaries of the Registrant

23.1	Consent of Schwartz Levitsky Feldman LLP Independent Auditors dated September 25, 2014

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

F-2	Report of Schwartz Levitsky Feldman, LLP dated September 22, 2014

In addition, the following reports are incorporated herein by reference.

Current Report on Form 8-K “Item 1.02: Termination of Material Definitive Agreement”, dated October 4, 2013

Current Report on Form 8-K “Item 3.02: Unregistered Sales of Equity Securities”, dated October 8, 2013

Current Report on Form 8-K “Item 5.02: Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers”, dated November 5, 2013

Current Report on Form 8-K/A “Item 5.07: Submission of Matters to a Vote of Security Holders”, originally dated July 16, 2013, filed January 10, 2014

Current Report on Form 8-K “Item 5.02: Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers”, dated March 31, 2014

Current Report on Form 8-K “Item 8.01: Other Events”, dated July 3, 2014

Current Report on Form 8-K “Item 8.01: Other Events”, dated August 18, 2014

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of September, 2014.

SIGNATURE	TITLE	DATE

/s/ Mason Douglas	President & Chief Executive Officer	September 23, 2014
Mason Douglas

/s/ Rakesh Malhotra	Chief Financial Officer	September 23, 2014
Rakesh Malhotra

SIGNATURE	TITLE	DATE

/s/ Mason Douglas	President, Chief Executive Officer	September 23, 2014
Mason Douglas	and Director

/s/ Randal Ludwar	Director and Corporate Secretary	September 23, 2014
Randal Ludwar

/s/ Joseph Montgomery	Chairman of the Board of Directors	September 23, 2014
Joseph Montgomery

/s/ Todd D. Montgomery	Director	September 23, 2014
Todd D. Montgomery

/s/ Brent Walter	Director	September 23, 2014
Brent Walter

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

(Amounts expressed in US Dollars)

CONTENTS

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets as at June 30, 2014 and June 30, 2013	F3

Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2014 and June 30, 2013 and for the period from inception (June 3, 1999) to June 30, 2014	F4

Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2014 and June 30, 2013 and for the period from inception (June 3, 1999) to June 30, 2014	F5

Consolidated Statements of Cash Flows for the years ended June 30, 2014 and June 30, 2013 and for the period from inception (June 3, 1999) to June 30, 2014	F6

Notes to Consolidated Financial Statements	F7-F31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Infrastructure Materials Corp.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Infrastructure Materials Corp. (the “Company”) as at June 30, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for the years ended June 30, 2014 and 2013 and for the period from inception (June 3, 1999) to June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infrastructure Materials Corp. as at June 30, 2014 and 2013 and the results of its operations and its cash flows for the years ended June 30, 2014 and 2013 and for the period from inception (June 3, 1999) to June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
September 22, 2014	Licensed Public Accountants

F2

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets as at
June 30, 2014 and 2013
(Amounts expressed in US Dollars)

	June 30,	June 30,
	2014	2013
	$	$
ASSETS

Current
Cash and cash equivalents	162,847	106,847
Marketable securities (Note 11)	44,325	49,917
Prepaid expenses and other receivables	15,109	15,988

Total Current Assets	222,281	172,752

Restricted Cash (Note 5)	61,000	100,000
Reclamation Deposit (Note 6)	21,600	240,805

Plant and Equipment, net (Note 7)	517,309	607,441
Mineral Property Interests (Note 8)	-	-

Total Assets	822,190	1,120,998

LIABILITIES
Current
Accounts payable	1,056	29,251
Accrued liabilities (Note 9)	63,860	68,839
Notes Payable (Note 10)	-	141,074
Total Current Liabilities	64,916	239,164

Deferred Revenue (Note 11)	346,836	307,460
Asset Retirement Obligation (Note 12)	19,636	27,171

Total Liabilities	431,388	573,795

Going Concern (Note 2)
Commitments and Contingencies (Note 17)
Related Party Transactions (Note 18)
Subsequent Events (Note 19)

STOCKHOLDERS' EQUITY
Capital Stock (Note 13)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 138,304,619 issued and outstanding (June 2013 – 98,935,486)	13,830	9,894
Additional Paid-in Capital	24,743,631	23,977,767
Accumulated Other Comprehensive Loss (Note 11)	-	(105,043)
Deficit Accumulated During the Exploration Stage	(24,366,659)	(23,335,415)

Total Stockholders' Equity	390,802	547,203

Total Liabilities and Stockholders' Equity	822,190	1,120,998

(The accompanying notes are an integral part of these consolidated financial statements.)

F3

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Loss for the
Years Ended June 30, 2014 and 2013 and the Period from Inception (June 3, 1999) to June 30, 2014
(Amounts expressed in US Dollars)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Cumulative	For the	For the
	since	year ended	year ended
	inception	June 30, 2014	June 30, 2013
	$	$	$
Operating Expenses

General and administration	11,376,511	531,972	980,985
Project expenses	11,742,369	326,373	911,066
Impairment Loss-Mineral Properties	514,525	-	514,525
Depreciation	1,358,739	90,132	107,344

Total Operating Expenses	24,992,144	948,477	2,513,920

Loss from Operations	(24,992,144)	(948,477)	(2,513,920)
Other income-interest	387,559	94	396
Other-than-temporary impairment of marketable securities (Note 11)	(122,511)	(122,511)	-
Other income-gain on termination of option agreement (Note 11)	217,550	42,500	-
Other income-gain on bargain purchase (Note 8)	238,645	-	-
Interest Expense (Note 10)	(95,758)	(2,850)	(1,074)

Loss before Income Taxes	(24,366,659)	(1,031,244)	(2,514,598)

Provision for income taxes	-	-	-

Net Loss	(24,366,659)	(1,031,244)	(2,514,598)

Loss per Weighted Average Number of Shares Outstanding -Basic and Fully Diluted		(0.008)	(0.025)

Weighted Average Number of Shares Outstanding During the Years -Basic and Fully Diluted		131,370,708	98,935,486

CONSOLIDATED STATEMENTS OF COMPREHENSIVELOSS

Net Loss	(1,031,244)	(2,514,598)
Other comprehensive loss:
Unrealized loss on marketable securities (Note 11)	-	(16,631)

Comprehensive Loss	(1,031,244)	(2,531,229)

(The accompanying notes are an integral part of these consolidated financial statements.)

F4

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Changes in Stockholder’s Equity for the
Years Ended June 30, 2014 and 2013 and the Period from Inception (June 3, 1999) to June 30, 2014
(Amounts expressed in US Dollars)

					Deficit
					Accumulated	Accumulated
	Common Stock		Additional	Deferred	during the	Other	Total
	Number		Paid-in	Stock	Exploration	Comprehensive	Stockholders'
	of Shares	Amount	Capital	Compensation	Stage	Loss	Equity
		$	$	$	$	$	$
For the period from inception (June 3, 1999) through July 1, 2004	1	-	5,895		(5,895)		-
Net (loss)	-	-	910		(910)		-
Balance, June 30, 2005	1	-	6,805	-	(6,805)		-
Contribution to additional paid-in capital	-	-	3,024				3,024
Cancelled shares	(1)	-	(1)				(1)
Common shares issued for nil consideration	14,360,000	1,436	(1,436)		-		-
Common shares issued for cash	2,050,000	205	414,795		-		415,000
Subscription for stock			300,000		-		300,000
Stock issuance cost	-	-	(24,500)		-		(24,500)
Net loss	-	-	-		(87,574)		(87,574)
Balance, June 30, 2006	16,410,000	1,641	698,687	-	(94,379)		605,949

Common shares issued for cash	3,395,739	340	548,595		-		548,935
Common shares issued to agents in lieu of commission for placement of common shares and convertible debentures	1,064,000	106	265,894		-		266,000
Common shares issued for acquisition of interests in mineral claims	3,540,600	354	884,796		-		885,150
Common shares issued for acquisition of interests in mineral claims	1,850,000	185	462,315		-		462,500
Common shares issued for acquisition interests in a refinery	88,500	9	22,116		-		22,125
Common shares issued for purchase of a mill with capital equipments	6,975,000	697	1,743,053		-		1,743,750
Stock issuance cost			(59,426)				(59,426)
Stock based compensation			30,026				30,026
Net loss for the year ended June 30, 2007		-	-	-	(2,845,424)		(2,845,424)
Balance, June 30, 2007	33,323,839	3,332	4,596,056	-	(2,939,803)		1,659,585

Common stock issued to consultants	3,000,000	300	2,249,700	(1,875,000)	-		375,000
Stock based compensation		-	139,272		-		139,272
Warrant modification expense			844,423				844,423
Conversion of convertible debentures with accrued interest	7,186,730	719	3,590,801	-	-		3,591,520
Common shares issued for acquisition of interests in mineral claims	175,000	18	104,982				105,000
Common stock issued to a consultant	100,000	10	57,990				58,000
Amortization of deferred stock compensation				562,500			562,500
Net loss for the year					(4,635,465)		(4,635,465)
Balance June 30, 2008	43,785,569	4,379	11,583,224	(1,312,500)	(7,575,268)		2,699,835

Common shares issued for cash (net)	7,040,000	704	3,372,296	-	-		3,373,000
Common stock issued to a consultant	75,000	7	43,493	-	-		43,500
Common stock issued on acquisition of a subsidiary	397,024	40	31,722	-	-		31,762
Common shares issued on warrant exercises	8,900,907	890	2,224,337	-	-		2,225,227
Stock based compensation			814,050				814,050
Warrant modification expense			346,673				346,673
Amortization of deferred stock compensation				1,125,000			1,125,000
Net loss for the year					(6,045,477)		(6,045,477)
Balance June 30, 2009	60,198,500	6,020	18,415,795	(187,500)	(13,620,745)		4,613,570

Common shares issued for cash	6,973,180	697	1,603,134				1,603,831
Common stock issued on acquisition of a subsidiary	1,021,777	102	275,778				275,880
Stock based compensation			216,751		-		216,751
Amortization of deferred stock compensation				187,500			187,500
Net loss for the year					(3,314,953)		(3,314,953)
Balance June 30, 2010	68,193,457	6,819	20,511,458	-	(16,935,698)		3,582,579

Common shares issued for cash	2,083,333	209	499,791				500,000
Stock based compensation			101,503		-		101,503
Common stock options exercised	50,000	5	7,495		-		7,500
Net loss for the year					(2,523,079)		(2,523,079)
Balance June 30, 2011	70,326,790	7,033	21,120,247	-	(19,458,777)		1,668,503

Common shares issued for cash (net)	26,000,000	2,600	2,212,799				2,215,399
Stock based compensation			61,990		-		61,990
Preferred shares converted to common shares	2,608,696	261	299,739				300,000
Unrealized loss on marketable securities					-	(88,412)	(88,412)
Net loss for the year					(1,362,040)		(1,362,040)
Balance June 30, 2012	98,935,486	9,894	23,694,775	-	(20,820,817)	(88,412)	2,795,440

Stock based compensation			282,992		-		282,992
Unrealized loss on marketable securities					-	(16,631)	(16,631)
Net loss for the year					(2,514,598)		(2,514,598)
Balance June 30, 2013	98,935,486	9,894	23,977,767	-	(23,335,415)	(105,043)	547,203

Common shares issued for cash (net)	33,333,333	3,333	462,010				465,343
Common shares issued on conversion of debt (Note 13)	6,035,800	603	210,650				211,253
Gain on common shares issued on conversion of related party debt (Note 13)			81,747				81,747
Stock based compensation			11,457				11,457
Unrealized loss on marketable securities						(17,468)	(17,468)
Other-than-temporary impairment of marketable securities reclassified to net loss (Note 11)						122,511	122,511
Net loss for the period					(1,031,244)		(1,031,244)
Balance June 30, 2014	138,304,619	13,830	24,743,631	-	(24,366,659)	-	390,802

(The accompanying notes are an integral part of these consolidated financial statements.)

F5

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows for the
Years Ended June 30, 2014 and 2013 and the Period from Inception (June 3, 1999) to June 30, 2014
(Amounts expressed in US Dollars)

	Cumulative	For the	For the
	Since	year ended	year ended
	Inception	June 30, 2014	June 30, 2013
	$	$	$
Cash Flows from Operating Activities
Net loss	(24,366,659)	(1,031,244)	(2,514,598)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	1,358,739	90,132	107,344
Amortization of debt issuance cost	247,490	-	-
Loss on disposal of plant and equipment	10,524	-	-
Gain on Bargain Purchase (Note 8)	(238,645)	-	-
Gain on termination of option and sale agreements (Note 11)	(217,550)	(42,500)	-
Stock based compensation	1,658,041	11,457	282,992
Impairment loss on mineral property interests (Note 8)	514,525	-	514,525
Other-than-temporary impairment of marketable securities (Note 11)	122,511	122,511	-
Warrant modification expense	1,191,096	-	-
Shares issued for mineral claims, as part of project expenses	1,452,650	-	-
Shares issued for consultant services expensed	2,351,500	-	-
Shares issued on acquisition of subsidiary	31,762	-	-
Increase (decrease) in Asset Retirement Obligation (Note 12)	12,883	(9,572)	-
Accretion of Asset Retirement Obligation (Note 12)	6,753	2,037	2,472
Shares issued in lieu of interest payment (Note 10)	3,000	1,926	1,074
Interest on convertible debentures	90,453	-	-
Cash flow from changes in certain assets and liabilities:
Prepaid expenses and other receivables	(15,109)	879	(1,509)
Accounts payable	1,056	(28,195)	(75,968)
Accrued liabilities	64,301	(4,979)	9,876

Net cash used in operating activities	(15,720,679)	(887,548)	(1,673,792)

Cash Flows from Investing Activities
Decrease in Short-term investments	-	-	33,716
Decrease (Increase) in Reclamation Deposit (Note 6)	(21,600)	219,205	-
Decrease (Increase) in Restricted Cash	(61,000)	39,000	(17,500)
Cash received for option on claims and included in Deferred revenue (Note 11)*	180,000	27,500	92,500
Cash received for termination of option and sale agreements (Note 11)	217,550	42,500	-
Acquisition of plant and equipment for cash	(123,031)	-	(1,216)
Proceeds from sale of plant and equipment	2,500	-	-

Net cash provided by investing activities	194,419	328,205	107,500

Cash Flows from Financing Activities
Issuance of common shares for cash (net)	9,575,313	465,343	-
Issuance of preferred shares later converted to common shares	300,000	-	-
Issuance of common shares for warrant exercises	2,225,227	-	-
Issuance of common shares for option exercise	7,500	-	-
Issuance of promissory note	100,000	-	-
Repayment of promissory note	(100,000)	-	-
Issuance of promissory notes later converted to common shares (Note 10)	290,000	150,000	140,000
Issuance of convertible debentures subsequently converted to cash	3,501,067	-	-
Stock and debenture placement commissions paid in cash	(210,000)	-	-

Net cash provided by financing activities	15,689,107	615,343	140,000

Net Change in Cash and cash equivalents	162,847	56,000	(1,426,292)

Cash and cash equivalents - beginning of period	-	106,847	1,533,139

Cash and cash equivalents - end of period	162,847	162,847	106,847

Supplemental Cash Flow Information
Interest Paid (Note 10)	2,305	924	-
Income taxes paid	-	-	-

(The accompanying notes are an integral part of these consolidated financial statements.)

F6

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US Dollars)

1.           Nature of Business and Operations

The focus of Infrastructure Materials Corp. (the “Company”) is on the exploration and development, if feasible, of limestone, silver and other metals from its claims in the State of Nevada.

The Company’s limestone assets are held by its wholly owned subsidiary, Infrastructure Materials Corp US (“IMC US”), a Nevada corporation, which was acquired as of November 7, 2008. As of the date of the financial statements, IMC US controls 2 limestone projects in Nevada, made up of 115 mineral claims covering approximately 2,376 acres on land owned or controlled by the United States Department of Interior Bureau of Land Management (“BLM”). IMC US has acquired 50% of the mineral rights on 680 acres and 25% of the mineral rights on 160 acres.

On December 18, 2008, the Company incorporated a second wholly owned subsidiary in the State of Delaware under its former name, “Silver Reserve Corp.” referred to herein as “SRC.” The Company assigned all fourteen of its precious metal projects in Nevada to SRC. SRC has since terminated its interests in four of the projects. As of the date of the financial statements, the remaining ten projects contain 610 mineral claims covering approximately 12,561 acres on BLM land and 14 patented claims and 6 leased patented claims covering approximately 365 acres. SRC also has a milling facility located in Mina, Nevada on six mill site claims covering 30 acres.

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

The Company has not yet determined that any of its claims or mineral rights can be economically developed and has expensed related costs to project expense. The Company’s assessment of the claims and mineral rights may change after further exploration.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IMC US, SRC, and CIC. All material inter-company accounts and transactions have been eliminated.

F7

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2014 and 2013
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

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $24,366,659 from inception to June 30, 2014. The Company has no source of operating revenue and expects to incur significant expenses before establishing operating revenue. Due to continuing operating losses and cash outflows from continuing operations, the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. In the event that the Company is unable to raise additional capital, as to which there is no assurance, the Company will not be able to continue doing business. The Company’s future success is dependent upon its continued ability to raise sufficient capital, not only to finance its operating expenses, but to continue its exploration activities and its assessments of the commercial viability of its claims. There is no assurance that such capital will be available on acceptable terms, if at all, or that the Company will attain profitable levels of operation. Historically, the Company has funded operations through the issuance of capital stock, convertible debentures and redeemable preferred stock. Prior to December 2011 the Company received net proceeds of $12,718,365 pursuant to the issuance of such securities. In December 2011 the Company completed a public offering in Canada of its Common Shares for net proceeds of $2,215,399. On August 28, 2013, the Company completed a private placement of its Common Shares for net proceeds of $465,343. In April 2013 and July 2013, the Company borrowed $140,000 and $150,000, respectively, issuing promissory notes that were converted to Common Shares in October 2013. Subsequent to the date of the financial statements, the Company borrowed a total of $170,000, issuing promissory notes that are payable on demand. See Note 19, Subsequent Events. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from production of minerals or metals on its properties, if feasible.

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
June 30, 2014 and 2013
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

The Company’s marketable securities are classified as “available for sale.” The Company includes these investments in current assets at fair value. Realized gains and losses are included in income when the securities are sold. Unrealized gains or losses are recognized through other comprehensive income, except for any decline in value that is considered other-than-temporary, in which case such decline in value is accounted for as a realized loss.

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
June 30, 2014 and 2013
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
  Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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
June 30, 2014 and 2013
(Amounts expressed in US Dollars)

3.           Summary of Significant Accounting Policies - Cont’d

g)           Asset Retirement Obligation

The Company follows ASC 410-20 (Pre-Codification SFAS No. 143) "Accounting for Asset Retirement Obligations," that addresses financial accounting and reporting for reclamation obligations. ASC 410-20 requires recognition of the present value of obligations associated with the obligation for site reclamation and similar activities relating to its mining interests. Over time, accretion of the liability is recognized as an operating expense.

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

j)           Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to convertible preferred stock, stock options and warrants for each year. There were no common equivalent shares outstanding at June 30, 2014 and 2013 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

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
June 30, 2014 and 2013
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

o)           Recently Adopted Accounting Standards

In October 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2012-04, Technical Corrections and Improvements (“ASU 2012-04”). The amendments in this update covered a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update are effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on the financial statements of the Company.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 clarifies that the scope of ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in ASU 2013-01 are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this guidance did not have a material impact on the financial statements of the Company.

F12

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US Dollars)

3.           Summary of Significant Accounting Policies - Cont’d

p)           Recently Issued Accounting Standards

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently assessing the impact of this guidance.

ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements” (“ASU 2014-10”), issued in June 2014, eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and changes in stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods; however early adoption is permitted. The Company is evaluating the effect that ASU 2014-10 will have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on July 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new standard is effective for the Company on July 1, 2015. Early application is permitted. The Company is evaluating the effect that ASU 2014-08 will have on its consolidated financial statements and related disclosures.

F13

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US Dollars)

3.           Summary of Significant Accounting Policies - Cont’d

p)           Recently Issued Accounting Standards - Cont’d

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, whereby it amended its guidance related to the presentation of unrecognized tax benefits. The standard provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for annual reporting periods beginning on or after December 15, 2013, and interim periods within those annual periods. The guidance is to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently assessing the impacts of this guidance.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. ASU 2013-05 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently assessing the impact of this guidance.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. ASU 2013-04 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently assessing the impact of this guidance.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

F14

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US Dollars)

4.           Fair Value of Financial Instruments

The fair values of financial assets measured in the balance sheet as of June 30, 2014 are as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature

Assets
Cash and cash equivalents	162,847	162,847
Marketable securities	44,325	44,325
Restricted Cash	61,000	61,000

The fair values of financial assets measured in the balance sheet as of June 30, 2013 are as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature

Assets
Cash and cash equivalents	106,847	106,847
Marketable securities	49,917	49,917
Restricted Cash	100,000	100,000

5.           Restricted Cash

Amounts reflected as Restricted Cash represent either cash held as collateral or certificates of deposits pledged toward reclamation liabilities assessed by the BLM. Periodically, the BLM may require the Company to pledge additional cash as collateral or the Company may be allowed to remove restrictions on such cash or certificates of deposits by completing its reclamation obligations, as the case may be.

F15

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US Dollars)

6.           Reclamation Deposit

In July 2010, the Company posted a reclamation bond of $240,805 pursuant to the Plan of Operations for its Blue Nose limestone project, as required by the BLM to secure remediation costs if the project is abandoned or closed. In December 2013, the Company submitted an application to withdraw its Plan of Operations and to seek a refund from the BLM of a portion of the Reclamation Bond. In January 2014, the application was approved and the Company received $219,205 from the BLM as a partial refund of the Reclamation Bond. The Company must complete certain reclamation work for the $21,600 balance to be released, but may leave the bond in place for future exploration programs, even if such reclamation work is completed.

7.           Plant and Equipment, Net

	June 30, 2014		June 30, 2013
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Computer equipment	25,729	17,589	25,729	14,097
Office, furniture and fixtures	3,623	2,816	3,623	2,612
Plant and Machinery	1,514,511	1,089,594	1,514,511	1,014,606
Tools	11,498	8,677	11,498	7,729
Vehicles	76,928	59,747	76,928	55,451
Consumables	64,197	63,900	64,197	63,612
Moulds	900	844	900	820
Mobile Equipment	73,927	60,925	73,927	57,673
Factory Buildings	74,849	24,761	74,849	22,121
	1,846,162	1,328,853	1,846,162	1,238,721

Net carrying amount	517,309		607,441
Depreciation charges	90,132		107,344

During the twelve months ended June 30, 2014, the Company recorded depreciation expense of $90,132. During the twelve months ended June 30, 2013, the Company recorded depreciation expense of $107,344.

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
June 30, 2014 and 2013
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

Amounts recognized as assets as of the acquisition date:

Mineral Property Interests, being quarry leases in the province of Manitoba, Canada at fair value (CDN$550,000)	$514,525

Total consideration transferred included the following:

Fair value as of the acquisition date of 1,021,777 common shares of the Company issued in exchange for all issued and outstanding shares of CIC	$275,880

Gain on bargain purchase, being the excess of the fair value of net assets acquired over the purchase price, and recognized as Other Income in the Statements of Operations	$238,645

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

F17

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US Dollars)

9.           Accrued Liabilities

Accrued liabilities are comprised of the following:

	2014	2013
	$	$
Professional fees for year-end reporting and audit	33,200	34,200
Reclamation Bonding	25,613	27,463
Other	5,047	7,176
Total	63,860	68,839

10.         Notes Payable

Year ended June 30, 2014

On July 19, 2013, the Company borrowed $150,000 from Mont Strategies Inc. (“Mont Strategies”), a company that is owned and controlled by a member of the Company’s Board of Directors who also served as the Company’s Chief Executive Officer until October 1, 2012. This loan was made pursuant to a demand promissory note that bore interest at a rate of 4 percent (4%) per annum and could be prepaid by the Company at any time without penalty. The Company used the proceeds of this promissory note for working capital. For the year ended June 30, 2014, the Company recorded total interest expense of $2,850 for this promissory note and the promissory note issued on April 22, 2013, discussed below.

On October 8, 2013, the Company completed a debt conversion transaction (the “Conversion”) with Mont Strategies. Under the terms of the Conversion, the Company converted $293,000, representing the combined principal amounts of the demand promissory note issued on July 19, 2013 discussed above and the demand promissory note issued on April 22, 2013 discussed below and $3,000 of interest accrued on such promissory notes, into 6,035,800 Common Shares at a conversion price of CDN$0.05 per share. The remaining $924 of interest accrued on such promissory notes was paid in cash to Mont Strategies. Also see Note 13, Issuance of Common Shares and Warrants, and Note 19, Subsequent Events.

Year ended June 30, 2013

On April 22, 2013, the Company borrowed $140,000 from Mont Strategies. This loan was made pursuant to a demand promissory note that bore interest at a rate of four percent (4%) per annum and could be prepaid by the Company at any time without penalty. The Company used the proceeds of this promissory note for working capital. For the year period ended June 30, 2013, the Company recorded interest expense of $1,074 for this promissory note.

F18

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US Dollars)

11.         Deferred Revenue, Marketable Securities, Other Income and Accumulated Other Comprehensive Loss

On February 25, 2011, SRC entered into an option and joint venture agreement (the “Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project (the “NL Project”) for total consideration of $350,000 cash and 1,925,000 shares of IMMC’s common stock (together, the “Consideration”). The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47. Under the terms of the Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period. Also see Note 17, Commitments and Contingencies.

As of the date of the financial statements, the Company had received Consideration of $346,836, consisting of 1,225,000 shares of IMMC with an initial fair market value of $166,836 that was recorded as Marketable Securities in the Company’s Consolidated Balance Sheets, and $180,000 in cash. Because IMMI’s interest in the NL Project vests at the end of the five-year period, this Consideration is accounted for in the Consolidated Balance Sheets as Deferred Revenue, a non-current liability. IMMC’s common shares are traded in Canada on the TSX Venture Exchange (the “Exchange”) and the market value of the Company’s shares of IMMC’s common stock declined by $122,511 as of June 30, 2014.

Pursuant to the Exchange’s policies, IMMC’s common shares encountered a trading halt on December 24, 2013, when IMMC announced a proposed change in business/reverse take-over. As of June 30, 2014, the Company evaluated its shares of IMMC’s common stock for other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, the severity and duration of the trading halt on IMMC’s common shares and the Company’s ability and intent to hold its shares for a period of time sufficient for a recovery in market value. Accordingly, the Company considered the $122,511 reduction in the fair value of its shares of IMMC’s common stock as an other-than-temporary impairment and accounted for it as a realized loss.

On March 5, 2013, SRC executed a Sale and Purchase Agreement (the “Sale Agreement”) with IMMI to sell to IMMI (1) all of SRC’s interest in the NL Project and (2) all of its interest in the Option Agreement. Pursuant to the terms of the Sale Agreement, upon closing IMMI would pay SRC a purchase price of $425,000 and the Option Agreement will terminate. Also, upon closing of the Sale Agreement, SRC would transfer 100% of its interest in the NL Project to IMMI. The terms of the Sale Agreement provided that all Consideration paid by IMMI under the Option Agreement prior to closing would be retained by the Company. The closing date was scheduled to occur on or about April 30, 2013, and was extended several times. In connection with the closing date extensions, IMMI paid a 10% (ten percent) non-refundable deposit of $42,500 towards the purchase price, which was also accounted for as Deferred Revenue until such time as the Sale Agreement closed or was cancelled. On October 4, 2013, SRC elected to terminate the Sale Agreement after IMMI failed to close the transaction as contemplated. Accordingly, the non-refundable deposit of $42,500 was forfeited by IMMI and recognized as Other Income in the Company’s Consolidated Statement of Operations. The Option Agreement, as discussed above, remains in effect.

F19

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US Dollars)

11.         Deferred Revenue, Marketable Securities, Other Income and Accumulated Other Comprehensive Loss – Cont’d

			Accumulated
			Other
	Deferred	Marketable	Comprehensive
	Revenue	Securities	Loss
Balance as of June 30, 2012	$193,593	$45,181	$(88,412)

Consideration received during the period ending June 30, 2013	71,367	21,367

Change in market value of securities for the period ending June 30, 2013		(16,631)	(16,631)

Deposit received for the sale of total interest in NL Project	42,500	-	-

Balance as of June 30, 2013	$307,460	$49,917	$(105,043)

Consideration received during the period ending June 30, 2014	81,876	11,876

Other income recognized on termination of Sale Agreement	(42,500)

Change in market value of securities for the period ending June 30, 2014	-	(17,468)	(17,468)

Other-than-temporary impairment of marketable securities reclassified to net loss			122,511

Balance as of June 30, 2014	$346,836	$44,325	$-

12.         Asset Retirement Obligation

The Company is required to recognize a liability for its legal obligation to perform reclamation and disturbance monitoring activities once any of its projects are abandoned or closed. Although these activities are conditional upon future events, the Company is required to make a reasonable estimate of the fair value of the liability. Based on the existing level of ground disturbance and monitoring requirements, the discounted asset retirement obligations ("ARO's") were estimated to be $19,636 as of June 30, 2014, assuming payments made over a one-year period. Determination of the undiscounted ARO and the timing of these obligations were based on internal estimates using information currently available and existing regulations.

At the end of each reporting period, ARO’s are equal to the present value of all estimated future costs required to remediate any ground disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. A liability for an asset retirement obligation may be incurred over more than one reporting period if the events that create the obligation occur over more than one reporting period. Any incremental liability incurred in a subsequent reporting period shall be considered to be an additional layer of the original liability. Each layer shall be initially measured at fair value. Included in this liability are the costs of reclamation and monitoring and maintenance costs. A discount rate of 10% was determined to be applicable. The Company recorded accretion expense of $2,244 for the year ended June 30, 2012, $2,472 for the year ended June 30, 2013, and $2,037 for the year ended June 30, 2014. As of June 30, 2014, the Company decreased its estimate of the present value of its asset retirement obligation to $19,636, resulting in a credit of $9,572 to its Consolidated Statement of Operations. The Company’s entire ARO relates to its Blue Nose project.

F20

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US Dollars)

12.         Asset Retirement Obligation – Cont’d

Balance as of June 30, 2013	$27,171

Accretion for the year ended June 30, 2014	2,037

Decline in present value of Asset Retirement Obligation	(9,572)

Balance as of June 30, 2014	$19,636

13.         Issuance of Common Shares and Warrants

Year ended June 30, 2014

On August 28, 2013, the Company completed a private placement (the “Private Placement”) of 33,333,333 Common Shares at a price of $0.014 (CDN$0.015) per share for gross proceeds of $474,203 (CDN$500,000). The Private Placement was exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption afforded by Regulation S promulgated thereunder.

On October 8, 2013, the Company issued 6,035,800 Common Shares as full settlement of a debt conversion transaction (the “Conversion”) with Mont Strategies, a company that is owned and controlled by a member of the Company’s Board of Directors. Under the terms of the Conversion, the Company converted $293,000 of indebtedness owed by the Company to Mont Strategies (a related party) into 6,035,800 Common Shares at a conversion price of $0.0485 (CDN$0.05) per share. The amount allocated to Stockholders’ Equity based on a fair value of US$0.035 per share was $211,253. The balance of $81,747 represents a gain on the debt settlement with a related party that was also allocated to the equity section of the Balance Sheet because the member of the Company’s Board of Directors is also a significant shareholder in the Company. The Conversion was exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption afforded by Regulation S promulgated thereunder. Also see Note 10, Notes Payable.

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
June 30, 2014 and 2013
(Amounts expressed in US Dollars)

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

At the annual meeting of shareholders on July 16, 2013, the shareholders of the Company approved the Company’s 2013 Amended Stock Option Plan (the “Current Stock Option Plan”). The Current Stock Option Plan amends and restates in its entirety the 2011 Amended Plan. The Current Stock Option Plan effected minor technical clarifications to the 2011 Amended Plan and did not materially change its terms.

Year ended June 30, 2014

No options were granted pursuant to the Current Stock Option Plan during the year ended June 30, 2014.

On December 10, 2013, 25,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

On February 2, 2014, 50,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

F22

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2014 and 2013
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

On April 30, 2013, 350,000 options issued in accordance with the Company’s Amended Plan expired.

On June 6, 2013, the Company granted options to an employee to purchase up to 125,000 Common Shares at an exercise price of CDN$0.10 per share. These options were granted in accordance with the terms of the Company’s Amended Plan and vest at a rate of one twelfth (1/12) each month until fully vested. The options granted have a term of 10 years.

For the year ended June 30, 2014, the Company recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

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

									Stock-based	Unexpended
									compensation	Stock-based
							Total		cost expensed	compensation
							number of		during the year	cost deferred
	Risk free	Volatility	Expected	Forfeiture	Expected	Exercise	options	Grant date	ended June 30,	over the vesting
Date of grant	rate	factor	Dividends	rate	life	price	granted	fair value	2014	period

Oct-8-12	3.63%	168.86%	0%	0%	10 years	$0.10	125,000	$0.10	$3,369	$-
Jun-6-13	3.63%	169.03%	0%	0%	10 years	$0.10	125,000	$0.07	$8,088	$-

Total									$11,457	$-

As of June 30, 2014, there were no unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the years ended June 30, 2014 and June 30, 2013, was $11,457 and $282,992, respectively.

F23

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US Dollars)

14.        Stock Based Compensation - Cont’d

The following tables summarize the options outstanding as of June 30, 2014 and 2013, and the option activity for the years then ended:

		Remaining	Remaining
		contractual	contractual
	Option Price	life (in years)	life (in years)	Number of options:
Expiry Date	Per Share	2014	2013	2014	2013
Dec. 10, 2013	$0.15	-	0.45	-	25,000
Feb. 2, 2014	$0.31	-	0.60	-	50,000
Oct. 22, 2014	$0.33	0.32	1.33	25,000	25,000
Apr. 25, 2015	$0.23	0.83	1.84	50,000	50,000
Apr. 24, 2022	$0.10	7.82	8.82	8,375,000	8,375,000
Oct. 7, 2022	$0.10	8.28	9.28	125,000	125,000
June 5, 2023	$0.10	8.94	9.94	125,000	125,000
Options outstanding at end of year				8,700,000	8,775,000
Weighted average exercise price at end of year				$0.10	$0.10
Weighted average remaining contractual life (in years)				7.78	8.71

	Number of options:
	2014	2013
Outstanding, beginning of year	8,775,000	9,225,000
Granted	-	250,000
Expired	(75,000)	(700,000)
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding, end of year	8,700,000	8,775,000
Exercisable, end of year	8,700,000	8,629,167

15.        Geographic Location of Assets

All assets in the financial statements are located in the State of Nevada, United States of America except for Cash and Cash equivalents of $18,426, which are located in Canada.

F24

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US Dollars)

16.        Income Taxes

The Company's current and deferred income taxes are as follows:

	2014	2013

Loss before income taxes	$(1,031,244)	$(2,514,598)

Expected income tax recovery at the statutory rate of 29.5%	$(304,217)	$(741,806)
Increase in income taxes resulting from:
Permanent differences	3,380	235,268
Timing Difference	49,517	60,330
Valuation allowance	251,320	446,208

Provision for income taxes	$-	$-

The Company has deferred income tax assets as follows:
	2014	2013

Net operating loss carry forward	$19,817,037	$18,873,068

Deferred Income tax on loss carry forward	$5,846,026	$5,567,555
Temporary differences (due to timing difference between
tax value and book value)	160,567	218,941
Valuation allowance for deferred income tax assets	(6,006,593)	(5,786,496)

Deferred income taxes	$-	$-

As of June 30, 2014, the Company has non-capital losses of approximately $19,817,037 available to offset future taxable incomes which expire as follows:

2026	$64,024
2027	$2,324,117
2028	$3,474,713
2029	$4,536,752
2030	$2,868,022
2031	$2,483,123
2032	$1,352,825
2033	$1,769,492
2034	$943,969
$19,817,037

F25

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US Dollars)

17.        Commitments and Contingencies

On August 1, 2006, the Company acquired the Pansy Lee Claims Group from Anglo Gold Mining Inc. in exchange for 1,850,000 Common Shares pursuant to an Asset Purchase Agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”). Pursuant to the Pansy Lee Purchase Agreement, a 2% net smelter royalty pertains to 8 of the 30 claims in this group. In the event that any one or more of the 8 claims becomes a producing claim, the Company’s revenue is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue. Gross revenue would be calculated after commercial production commences and includes the aggregate of the following amounts: revenue received by the Company from arm’s length purchasers of all mineral products produced from the property, the fair market value of all products sold by the Company to persons not dealing with the Company at arm’s length and the Company’s share of the proceeds of insurance on products. From such revenue, the Company would be permitted to deduct: sales charges levied by any sales agent on the sale of products; transportation costs for products; all costs, expenses and charges of any nature whatsoever that are either paid or incurred by the Company in connection with the refinement and beneficiation of products after leaving the property and all insurance costs and taxes.

On May 30, 2008, the Company entered into an agreement (the “Harting Lease Agreement”) with Ovidia Harting (“Harting”) to lease two patented claims covering approximately 35 acres in Esmeralda County. The Harting Lease Agreement has a renewable term of 10 years and permits the Company to explore the area covered by the patented claims. The Harting Lease Agreement provides for annual payments of $1,000 per claim to Harting. The Harting Lease Agreement also provides that Company pay the real estate taxes imposed by Esmeralda County. These two patented claims are subject to a 3% net smelter return royalty to be calculated and paid to Harting within 45 days after the end of each calendar quarter. The Company may terminate the Harting Lease Agreement at any time by giving 60 days notice in writing to Harting.

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

F26

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US Dollars)

17.        Commitments and Contingencies - Cont’d

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

On May 16, 2014, SRC completed the purchase of three patented claims covering approximately 59 acres (the “Property”) situated in Mineral County, Nevada, from Ralph L. Buhrman and Jacqueline Buhrman (together, the “Buhrmans”). The Property was acquired for a total of $90,000 pursuant to an Exploration License with Option to Purchase (the “Buhrman Agreement”) dated as of May 15, 2012. Mineral production from the Property is subject to a 2% royalty payable to the Buhrmans based upon gross revenues less deductions as defined by the Buhrman Agreement. SRC has the exclusive right and option to purchase such royalty at any time for the sum of $1,000,000 less any payments previously made by SRC to the Buhrmans pursuant to such royalty.

F27

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US Dollars)

17.        Commitments and Contingencies - Cont’d

Effective as of June 23, 2008, the Company appointed Mason Douglas as the President of the Company. Mr. Douglas is also a director of the Company. In connection with the appointment, the Company entered into a consulting services agreement with a Canadian corporation that is controlled by Mr. Douglas (the “Consulting Agreement”). The Consulting Agreement has a term of one year and is then automatically renewable. Either party may terminate the Consulting Agreement upon 90 days notice to the other party. According to the terms of the Consulting Agreement as amended effective March 1, 2012, the Company paid a consulting fee of $10,417 per month and reimbursed related business expenses. The Consulting Agreement permits Mr. Douglas to fulfill his duties for the Company from his office in Canada. Mr. Douglas does not receive a salary from the Company. Effective October 1, 2012 the Company appointed Mr. Douglas to also serve as its Chief Executive Officer. In connection with this appointment, the Consulting Agreement was amended to increase the consulting fee to $155,000 annually, payable in 12 equal monthly installments. By mutual agreement between the Company and Mr. Douglas, effective as of March 1, 2013, the consulting fee was changed to an annual rate of $93,000, payable in 12 equal monthly installments.

On April 23, 2013, the Company received a summons from the United States District Court, District of Nevada, naming the Company as a co-defendant in a lawsuit filed by the U.S. Attorney on behalf of the BLM seeking reimbursement for the cost of putting out a fire that occurred on May 8, 2008, and other non-quantified damages. The fire damaged approximately 451 acres of land administered by the BLM near Dayton, Nevada. The lawsuit alleged that the cost of putting out the fire was approximately $510,000. The Company denied any responsibility for the fire and notified its liability insurance carrier, which retained counsel to defend the Company. The Company has accrued $5,000 for this claim, which is equal to the Company’s deductible on the relevant liability insurance policy. See Note 19, Subsequent Events.

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the years ended June 30, 2014, and June 30, 2013, were $25,095 and $24,712, respectively. As of June 30, 2014, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the year ending June 30, 2015, are $9,691.

Maintaining Claims in Good Standing

The Company is required to pay to the BLM on or before September 1st of each year, a fee in the amount of $155 per mineral claim held by the Company. The total amount paid in August 2014, was $50,995 for 329 claims held by the Company at that date. The BLM fee for the 18 NL Project claims held by the Company were paid by IMMI pursuant to the IMMI Option Agreement described above.

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

F28

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US Dollars)

18.        Related Party Transactions

There are no amounts owed to or from related parties as of June 30, 2014, and June 30, 2013 except as discussed in Note 10, Notes Payable.

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the Company and the related parties.

Year ended June 30, 2014

A corporation owned and operated by Mason Douglas, the Company’s President and Chief Executive Officer and also a member of the Company’s Board of Directors, received $23,250 for his services for the three months ended June 30, 2014, and $95,500 for the year ended June 30, 2014.

A law firm, a partner of which is also a member of the Company’s Board of Directors, Brent Walter, received no payments for legal services rendered and expenses incurred on behalf of the Company for the three months ended June 30, 2014, and $12,971 for the year ended June 30, 2014.

The Company’s Chief Financial Officer, Rakesh Malhotra, received $1,033 for consulting services provided to the Company for the three months ended June 30, 2014, and $5,808 for the year ended June 30, 2014.

Anne Macko served as the Company’s Corporate Secretary and received $18,667 for administrative services provided to the Company until her resignation on November 5, 2013.

Jeanette Durbin served as the Company’s interim Corporate Secretary commencing November 5, 2013, and received $21,833 for administrative services provided to the Company until her resignation on March 31, 2014. For options granted to Ms. Durbin, the Company expensed stock based compensation costs of $1,569 for the three months ended June 30, 2014, and $4,569 from November 5, 2013 to March 31, 2014.

The Company recorded no interest expense for the three months ended June 30, 2014, and $2,850 for the year ended June 30, 2014, pursuant to promissory notes issued to a corporation that is owned and controlled by a member of the Company’s Board of Directors, Todd Montgomery. Also see Note 10, Notes Payable.

Key management personnel are those persons that have the authority and responsibility for planning, directing and controlling the activities of the Company, directly or indirectly. Key management personnel of the Company include executive officers, other senior members of the management team, and the Board of Directors. The compensation paid or payable to key management personnel, or to companies in common with key management personnel, for services provided as detailed above for the year ended June 30, 2014 was:

Compensation (fees)	$154,779

Stock based compensation	$4,569

Interest expense	$2,850

F29

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US Dollars)

18.        Related Party Transactions – Cont’d

Year ended June 30, 2013

A corporation owned and operated by the Company’s President and Chief Executive Officer, Mason Douglas, who is also a member of the Company’s Board of Directors, received $23,250 for his services for the three months ended June 30, 2013, and $126,836 for the year ended June 30, 2013.

A law firm, a partner of which is also a member of the Company’s Board of Directors, Brent Walter, received no payments for legal services rendered and expenses incurred on behalf of the Company for the three months ended June 30, 2013, and $3,925 for the year ended June 30, 2013.

The Company’s Chief Financial Officer, Rakesh Malhotra, received $708 for consulting services provided to the Company for the three months ended June 30, 2013, and $7,434 for the year ended June 30, 2013.

The Company’s Corporate Secretary, Anne Macko, received $14,000 for administrative services provided to the Company for the three months ended June 30, 2013, and $57,500 for the year ended June 30, 2013.

The Company recorded interest expense of $1,074 for the three-month and twelve-month periods ended June 30, 2013, pursuant to a promissory note issued to a corporation that is owned and controlled by a member of the Company’s Board of Directors, Todd Montgomery.

For options granted to officers and directors, the Company expensed stock based compensation costs of $12,460 and $154,660 for the three-month and twelve-month periods ending June 30, 2013, respectively. For options granted to a director’s family member who provided consulting services to the Company, the Company expensed stock based compensation costs of $645 and $8,013 for the three-month and twelvemonth periods ending June 30, 2013, respectively.

The compensation paid or payable to key management personnel, or to companies in common with key management personnel, for services provided as detailed above for the year ended June 30, 2013 was:

Compensation (fees)	$195,695

Stock based compensation	$154,660

Interest expense	$1,074

19.        Subsequent Events

On July 3, 2014, the Company borrowed $70,000 from Mont Strategies. This demand loan was made pursuant to a promissory note that calls for all principal and interest to be paid upon demand. The principal amount of the promissory note bears interest at 4 percent (4%) per annum and may also be prepaid by the Company at any time without penalty. If the Company fails to make payment within five business days of demand by Mont Strategies, the promissory note will bear interest at ten percent (10%) per annum. The Company intends to use the proceeds of the promissory note for working capital.

F30

INFRASTRUCTURE MATERIALS CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US Dollars)

19.        Subsequent Events – Cont’d

In July 2014, the Company, along with the other parties to a lawsuit agreed to settle all relevant claims for $220,000, which is well below the limits of coverage provided by the Company’s liability insurance policy. As of the date of the financial statements, the Company has accrued $5,000 for these claims, which is equal to the Company’s deductible on the relevant liability insurance policy. See Note 17, Commitments and Contingencies.

On August 18, 2014, the Company borrowed an additional $100,000 from Mont Strategies. This demand loan was made pursuant to a promissory note that calls for all principal and interest to be paid upon demand. The principal amount of the promissory note bears interest at 4 percent (4%) per annum and may also be prepaid by the Company at any time without penalty. If the Company fails to make payment within five business days of demand by Mont Strategies, the promissory note will bear interest at ten percent (10%) per annum. The Company intends to use the proceeds of the promissory note for working capital.

Following a review of the Company’s mineral claims, the Company determined it was not in its best interest to retain certain limestone mineral claims held by IMC US and, on August 29, 2014, elected to drop the following:

  47 of the 87 mineral claims of the Blue Nose Claim Group were dropped.

Following a review of the Company’s mineral claims, the Company determined it was not in its best interest to retain certain precious metals mineral claims held by SRC and, on August 29, 2014, elected to drop the following:

  4 of the 6 mineral claims of the Dyer Claim Group were dropped.
  6 of the 19 mineral claims of the Blue Dick Claim Group were dropped.
  3 of the 6 mineral claims of the Gold Point Claim Group were dropped.
  38 of the 88 mineral claims of the Klondyke Claim Group were dropped.
  18 of the 30 mineral claims of the Pansy Lee Claim Group were dropped.
  10 of the 27 mineral claims of the Quailey Claim Group were dropped.
  9 of the 23 mineral claims of the Santa Fe Claim Group were dropped.
  37 of the 118 mineral claims of the Silver Queen Claim Group were dropped.
  212 of the 273 mineral claims of the Clay Peters Claim Group were dropped.

The Company received 350,000 shares of IMMC’s common stock and $70,000 cash on September 10, 2014 and September 16, 2014, respectively, pursuant to the option agreement between SRC and IMMI, IMMC’s wholly owned subsidiary, as further described in Note 17, Commitments and Contingencies.

F31