Form 10-Q
period 2014-09-30
INFRASTRUCTURE MATERIALS CORP.
filed 2014-11-12
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes [   ]      No [X]

The number of shares of registrant’s common stock outstanding as of October 31, 2014 was 138,304,619.

INFRASTRUCTURE MATERIALS CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INFRASTRUCTURE MATERIALS CORP.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

CONTENTS

Interim Consolidated Balance Sheets as of September 30, 2014 (unaudited) and June 30, 2014 (audited)	4
Interim Consolidated Statements of Operations and Comprehensive Loss for the three-months ended September 30, 2014 and September 30, 2013,	5
Interim Consolidated Statements of Changes in Stockholders' Equity for the three-months ended September 30, 2014 (unaudited) and for the year ended June 30, 2014 (audited)	6
Interim Consolidated Statements of Cash Flows for the three-months ended September 30, 2014 and September 30, 2013	7
Condensed Notes to Interim Consolidated Financial Statements	8 - 24

INFRASTRUCTURE MATERIALS CORP.
Interim Consolidated Balance Sheets as at
September 30, 2014 and June 30, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	September 30,	June 30,
	2014	2014
	$	$
	(unaudited)	(audited)
ASSETS
Current
Cash and cash equivalents	210,421	162,847
Marketable securities (Note 9)	57,128	44,325
Prepaid expenses and other receivables	58,143	15,109

Total Current Assets	325,692	222,281

Restricted Cash (Note 5)	61,000	61,000
Reclamation Deposit (Note 6)	21,600	21,600

Plant and Equipment, net (Note 7)	491,463	517,309

Total Assets	899,755	822,190

LIABILITIES
Current
Accounts payable	28,820	1,056
Accrued liabilities	39,613	63,860
Notes Payable (Note 8)	171,172	-
Total Current Liabilities	239,605	64,916

Deferred Revenue (Note 9)	429,639	346,836
Asset Retirement Obligation (Note 10)	20,127	19,636

Total Liabilities	689,371	431,388

Going Concern (Note 3)
Commitments and Contingencies (Note 13)
Related Party Transactions (Note 14)
Subsequent Events (Note 15)

STOCKHOLDERS' EQUITY
Capital Stock (Note 11)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 138,304,619 issued and outstanding (June 30, 2014 – 138,304,619)	13,830	13,830
Additional Paid in Capital	24,743,631	24,743,631
Deficit	(24,547,077)	(24,366,659)

Total Stockholders' Equity	210,384	390,802

Total Liabilities and Stockholders' Equity	899,755	822,190

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
Interim Consolidated Statements of Operations and Comprehensive Loss
For the three-months ended September 30, 2014 and September 30, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	For the	For the
	three months	three months
	ended	ended
	September 30,	September 30,
	2014	2013
	$	$
Operating Expenses

General and administration	99,602	127,871
Project expenses	60,937	242,965
Depreciation	18,707	22,533

Total Operating Expenses	179,246	393,369

Loss from Operations	(179,246)	(393,369)
Other income-interest	-	40
Interest Expense	(1,172)	(2,628)

Loss before Income Taxes	(180,418)	(395,957)

Provision for income taxes	-	-

Net Loss	(180,418)	(395,957)

Loss per Weighted Average Number of Shares Outstanding
-Basic and Fully Diluted	(0.001)	(0.004)

Weighted Average Number of Shares Outstanding During the Periods
-Basic and Fully Diluted	138,304,619	111,254,326

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net Loss	(180,418)	(395,957)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	-	(20,179)

Comprehensive Loss	(180,418)	(416,136)

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
Interim Consolidated Statements of Changes in Stockholders’ Equity
For the three-months ended September 30, 2014 and for the year ended June 30, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

					Accumulated
	Common Stock		Additional		Other	Total
	Number		Paid-in		Comprehensive	Stockholders'
	of Shares	Amount	Capital	Deficit	Loss	Equity
		$	$	$	$	$
Balance June 30, 2013 (audited)	98,935,486	9,894	23,977,767	(23,335,415)	(105,043)	547,203

Common shares issued for cash (net)	33,333,333	3,333	462,010			465,343
Common shares issued on conversion of debt	6,035,800	603	210,650			211,253
Gain on common shares issued on conversion of related party debt			81,747			81,747
Stock based compensation			11,457			11,457
Unrealized loss on marketable securities				-		-
Other-than-temporary impairment of marketable securities reclassified to net loss					105,043	105,043
Net loss for the period				(1,031,244)		(1,031,244)
Balance June 30, 2014 (audited)	138,304,619	13,830	24,743,631	(24,366,659)	-	390,802

Net loss for the period				(180,418)		(180,418)
Balance September 30, 2014 (unaudited)	138,304,619	13,830	24,743,631	(24,547,077)	-	210,384

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
Interim Consolidated Statements of Cash Flows
For the three-months ended September 30, 2014 and September 30, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	For the three	For the three
	months ended	months ended
	September 30, 2014	September 30, 2013
	$	$
Cash Flows from Operating Activities
Net loss	(180,418)	(395,957)
Adjustment for:
Depreciation	18,707	22,533
Gain on disposal of plant and equipment	(3,761)	-
Stock based compensation	-	5,319
Accretion of Asset Retirement Obligation (Note 10)	491	679
Interest accrued on promissory note (Note 8)	1,172	2,628
Changes in non-cash working capital
Prepaid expenses and other receivables	(43,034)	(46,907)
Accounts payable	27,764	47,717
Accrued liabilities	(24,247)	(31,176)

Net cash used in operating activities	(203,326)	(395,164)

Cash Flows from Investing Activities
Cash received for option on claims and included in Deferred revenue net (Note 9)*	70,000	70,000
Proceeds from sale of plant and equipment	10,900	-

Net cash provided by investing activities	80,900	70,000

Cash Flows from Financing Activities
Issuance of common shares for cash (net)	-	465,343
Issuance of promissory notes (Note 8)	170,000	-
Issuance of promissory notes later converted to common shares	-	150,000

Net cash provided by financing activities	170,000	615,343

Net Change in Cash	47,574	290,179

Cash beginning of period	162,847	106,847

Cash end of period	210,421	397,026

Supplemental Cash Flow Information
Interest Paid	-	-
Income taxes paid	-	-

* Excludes receipt of marketable securities for $12,803, being a non-cash item included in Deferred Revenue

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Infrastructure Materials Corp. (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”); however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at September 30, 2014 and June 30, 2014, the results of its operations for the three-month periods ended September 30, 2014 and September 30, 2013, and its cash flows for the three-month periods ended September 30, 2014 and September 30, 2013. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three-month period ended September 30, 2014 are not necessarily indicative of results to be expected for the full year.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Infrastructure Materials Corp US (“IMC US”), Silver Reserve Corp. (“SRC”) and Canadian Infrastructure Corp. All material inter-company accounts and transactions have been eliminated.

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-04 did not have a material impact on the financial statements of the Company.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-05 did not have a material impact on the financial statements of the Company.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation – Cont’d

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), whereby it amended its guidance related to the presentation of unrecognized tax benefits. The standard provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for annual reporting periods beginning on or after December 15, 2013, and interim periods within those annual periods. The guidance is to be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of ASU 2013-11 did not have a material impact on the financial statements of the Company.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements” (“ASU 2014-10”), which eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and changes in stockholders’ equity. The amendments in ASU 2014-10 are effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods; however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 early for the current period presented.

Recently Issued Accounting Standards

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update) (“ASU 2012-03”). This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a significant impact on our financial position or results of operations.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2014
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on July 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

2.	Nature of Business and Operations

The Company’s focus is on the exploration and development, if feasible, of limestone and precious metals from its claims in the State of Nevada.

The Company is primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as the FASB Emerging Issues Task Force ("EITF") Issue 04-2. The Company assesses the carrying costs for impairment under ASC 360 and evaluates its carrying value under ASC 930 at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized.

To date, mineral property exploration costs have been expensed as incurred. To date, the Company has not established any proven or probable reserves on its mineral properties.

The Company’s limestone assets are held by its wholly owned subsidiary, Infrastructure Materials Corp US (“IMC US”), a Nevada corporation that was acquired as of November 2008. As of the date of the financial statements, IMC US controls 2 limestone projects in Nevada, made up of 68 mineral claims covering approximately 1,405 acres on land owned or controlled by the United States Department of Interior Bureau of Land Management (the “BLM”). IMC US has also acquired 50% of the mineral rights on 680 acres and 25% of the mineral rights on 160 acres.

On December 18, 2008, the Company incorporated a second wholly owned subsidiary in the State of Delaware under its former name, “Silver Reserve Corp.” (“SRC”). The Company assigned all fourteen of its silver/base metal projects in Nevada to SRC. SRC has since terminated its interests in four of the projects. As of the date of the financial statements, the remaining ten projects contain 273 mineral claims covering approximately 5,599 acres on BLM land and 17 patented claims and 3 leased patented claims covering approximately 365 acres. SRC also has a milling facility located in Mina, Nevada on six BLM mill site claims covering 30 acres.

The Company has not yet determined that any of its claims, mineral rights, mineral exploration permits or quarry leases can be economically developed and has expensed related costs to project expense. The Company’s assessment of the claims, mineral exploration permits, mineral rights and quarry leases may change after further exploration.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2014
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

The Company’s activities are subject to a number of risks and uncertainties. The Company has had a history of net losses and must continue to seek financing, either through debt or equity, not only to finance its operating expenses, but to continue its exploration activities and its assessments of the commercial viability of its claims. There can be no assurance that such financing will be available on acceptable terms, if at all, or that the Company will attain profitable levels of operation. In addition, strategic acquisitions, if any, could have a dilutive effect on investment. Failure to make accretive acquisitions and successfully integrate them could adversely affect the Company’s future financial results. Because the Company is small and has few financial and other resources, the Company may not be able to succeed in the very competitive industry in which it is engaged.

The Company has incurred a cumulative loss of $24,547,077 from inception to September 30, 2014. The Company has no source of operating revenue and expects to incur significant expenses before establishing operating revenue. Due to continuing operating losses and cash outflows from continuing operations, the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. In the event that the Company is unable to raise additional capital, as to which there is no assurance, the Company will not be able to continue doing business. Historically, the Company has funded operations through the issuance of capital stock, convertible debentures and redeemable preferred stock. Prior to December 2011, the Company received net proceeds of $12,718,365 pursuant to the issuance of such securities. In December 2011, the Company completed a public offering in Canada of shares of its common stock (“Common Shares”) for net proceeds of $2,215,399. In August 2013, the Company completed a private placement of its Common Shares for net proceeds of $465,343. In April 2013 and July 2013, the Company borrowed $140,000 and $150,000, respectively, issuing promissory notes that were converted to Common Shares in October 2013. In July 2014 and August 2014, the Company borrowed $70,000 and $100,000, respectively, issuing promissory notes that are payable on demand. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from production of minerals or metals on its properties, if feasible.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.	Fair Value of Financial Instruments

The fair values of financial assets measured at the balance sheet date of September 30, 2014 were as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	210,421	210,421
Marketable securities	57,128	57,128
Restricted Cash	61,000	61,000

The fair values of financial assets measured at the balance sheet date of June 30, 2014 were as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	162,847	162,847
Marketable securities	44,325	44,325
Restricted Cash	61,000	61,000

5.	Restricted Cash

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

In July 2010, the Company posted a reclamation bond (the “Reclamation Bond”) of $240,805 pursuant to the Plan of Operations for its Blue Nose limestone project, as required by the BLM to secure remediation costs if the project is abandoned or closed. In December 2013, the Company submitted an application to withdraw its Plan of Operations and to seek a refund from the BLM of a portion of the Reclamation Bond. In January 2014, the application was approved and the Company received $219,205 from the BLM as a partial refund of the Reclamation Bond. The Company must complete certain reclamation work for the $21,600 balance to be released, but may leave the bond in place for future exploration programs, even if such reclamation work is completed.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Plant and Machinery	15%	declining balance method
Tools	25%	declining balance method
Vehicles	20%	declining balance method
Consumables	50%	declining balance method
Molds	30%	declining balance method
Mobile Equipment	20%	declining balance method
Factory Buildings	5%	declining balance method

	September 30, 2014		June 30, 2014
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Computer equipment	25,729	18,204	25,729	17,589
Office, furniture and fixtures	3,623	2,860	3,623	2,816
Plant and Machinery	1,514,511	1,105,533	1,514,511	1,089,594
Tools	11,498	8,851	11,498	8,677
Vehicles	48,280	38,854	76,928	59,747
Consumables	64,197	63,941	64,197	63,900
Molds	900	852	900	844
Mobile Equipment	73,927	61,572	73,927	60,925
Factory Buildings	74,849	25,384	74,849	24,761
	1,817,514	1,326,051	1,846,162	1,328,853

Net carrying amount		491,463		517,309
Depreciation charges		18,707		90,132

During the three-months ended September 30, 2014, the Company recorded depreciation expense of $18,707. During the twelve months ended June 30, 2014, the Company recorded depreciation expense of $90,132.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.	Notes Payable

On July 3, 2014, the Company borrowed $70,000 from Mont Strategies Inc. (“Mont Strategies”), a company that is owned and controlled by a member of the Company’s Board of Directors. This loan was made pursuant to a demand promissory note that bears interest at 4 percent (4%) per annum and may also be prepaid by the Company at any time without penalty. If the Company fails to make payment within five business days of demand by Mont Strategies, the promissory note will bear interest at ten percent (10%) per annum. The Company intends to use the proceeds of the promissory note for working capital. For the three-month period ended September 30, 2014, the Company recorded interest expense of $690 for this promissory note.

On August 18, 2014, the Company borrowed an additional $100,000 from Mont Strategies. This loan was made pursuant to a demand promissory note that bears interest at 4 percent (4%) per annum and may also be prepaid by the Company at any time without penalty. If the Company fails to make payment within five business days of demand by Mont Strategies, the promissory note will bear interest at ten percent (10%) per annum. The Company intends to use the proceeds of the promissory note for working capital. For the three-month period ended September 30, 2014, the Company recorded interest expense of $482 for this promissory note.

9.	Deferred Revenue and Marketable Securities

On February 25, 2011, SRC entered into an option and joint venture agreement (the “Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project (the “NL Project”) for total consideration of $350,000 cash and 1,925,000 shares of IMMC’s common stock (together, the “Consideration”). The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47. Under the terms of the Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period. Also see Note 13, Commitments and Contingencies.

As of June 30, 2014, the Company had received Consideration of $346,836, consisting of 1,225,000 shares of IMMC with an initial fair market value of $166,836 that is recorded as Marketable Securities in the Company’s Consolidated Balance Sheets and $180,000 in cash. In September 2014, the Company received additional Consideration of $82,803 consisting of 350,000 shares of IMMC’s common stock with a fair market value of $12,803 and $70,000 in cash. Because IMMI’s interest in the NL Project vests at the end of the five-year period, this Consideration is accounted for in the Consolidated Balance Sheets as Deferred Revenue, a non-current liability. Unrealized gains and losses arising from changes in the market value of the Company’s shares of IMMC’s common stock are accounted for in the Stockholders’ Equity section of the Consolidated Balance Sheets as Accumulated Other Comprehensive Loss. There were no changes in fair market value during the three-month period ended September 30, 2014.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Deferred Revenue and Marketable Securities – Cont’d

IMMC common shares are traded in Canada on the TSX Venture Exchange (the “Exchange”). Pursuant to the Exchange’s policies, IMMC’s common shares encountered a trading halt on December 24, 2013, when IMMC announced a proposed change in business/reverse take-over. The trading halt continues to date. The Company recorded an other-than-temporary impairment of $122,511 in the value of these marketable securities that was reclassified to net loss during the year ended June 30, 2014. This loss included $17,468 representing the decline in the market value of securities for the year ended June 30, 2014. No impairment loss or change in market value of securities has been recorded for the three-month period ended September 30, 2014.

On March 5, 2013, SRC executed a Sale and Purchase Agreement (the “Sale Agreement”) with IMMI to sell to IMMI (1) all of SRC’s interest in the NL Project and (2) all of its interest in the Option Agreement. Pursuant to the terms of the Sale Agreement, upon closing IMMI would pay SRC a purchase price of $425,000 and the Option Agreement would terminate. Also, upon closing of the Sale Agreement, SRC would transfer 100% of its interest in the NL Project to IMMI. The terms of the Sale Agreement provided that all Consideration paid by IMMI under the Option Agreement prior to closing would be retained by the Company. The closing date was scheduled to occur on or about April 30, 2013, and was extended several times. In connection with the closing date extensions, IMMI paid a ten percent (10%) non-refundable deposit of $42,500 towards the purchase price, which was also accounted for as Deferred Revenue until such time as the Sale Agreement closed or was cancelled. The terms of the Sale Agreement provided that all Consideration paid by IMMI under the Option Agreement prior to closing would be retained by the Company. On October 4, 2013, SRC, elected to terminate the Sale Agreement after IMMI failed to close the transaction as contemplated. Accordingly, during the year ended June 30, 2014, the non-refundable deposit of $42,500 was forfeited by IMMI and recognized as Other Income in the Company’s Consolidated Statement of Operations. The Option Agreement, as discussed above, remains in effect.

			Accumulated
			Other
	Deferred	Marketable	Comprehensive
	Revenue	Securities	Loss
Balance as of July 1, 2013	$307,460	$49,917	$(105,043)
Consideration received during the year ended June 30, 2014	81,876	11,876
Other income recognized on termination of Sale Agreement	(42,500)
Change in market value of securities for the year ended June 30, 2014		(17,468)	(17,468)
Other-than-temporary impairment of marketable securities reclassified to net loss			122,511
Balance as of June 30, 2014	$346,836	$44,325	$-

Consideration received during the period ending September 30, 2014	82,803	12,803
Balance as of September 30, 2014	$429,639	$57,128	$-

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

At the end of each reporting period, ARO’s are equal to the present value of all estimated future costs required to remediate any ground disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. A liability for an asset retirement obligation may be incurred over more than one reporting period if the events that create the obligation occur over more than one reporting period. Any incremental liability incurred in a subsequent reporting period shall be considered to be an additional layer of the original liability. Each layer shall be initially measured at fair value. Included in this liability are the costs of reclamation and monitoring and maintenance costs. As of June 30, 2014, the Company revised its estimate of the present value of its asset retirement obligation to $19,636. A discount rate of 10% was determined to be applicable. The Company recorded accretion expense of $491 for the three-month period ended September 30, 2014. The Company’s entire ARO relates to the Company’s Blue Nose project.

Balance as of June 30, 2014	$19,636
Increase in Asset Retirement Obligation	-
Accretion for the period ending September 30, 2014	491

Balance as of September 30, 2014	$20,127

11.	Issuance of Common Shares and Warrants

Common Shares:

Three-month period ended September 30, 2014

There were no securities issued during this period.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2014
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

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

12.	Stock Based Compensation

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

Three-month period ended September 30, 2014

No options were granted pursuant to the Current Stock Option Plan during the three-month period ended September 30, 2014.

For the three-month period ended September 30, 2014, the Company recognized no stock-based compensation costs in the financial statements.

The following table summarizes the options outstanding at September 30, 2014:

Outstanding at June 30, 2014 (audited)	8,700,000
Granted	-
Expired	-
Exercised	-
Forfeited	-
Cancelled	-
Outstanding at September 30, 2014	8,700,000
Exercisable at September 30, 2014	8,700,000

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

13.	Commitments and Contingencies

On August 1, 2006, the Company acquired the Pansy Lee Project from Anglo Gold Mining Inc. in exchange for 1,850,000 Common Shares pursuant to an asset purchase agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”). Pursuant to the Pansy Lee Purchase Agreement, a 2% net smelter royalty pertains to 8 of the 12 claims in this project. In the event that any one or more of the 8 claims becomes a producing claim, any revenue generated is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue less deductions as provided in the Pansy Lee Purchase Agreement.

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

On November 30, 2009, IMC US entered into a mineral rights agreement with Perdriau Investment Corp. (“Perdriau”) to purchase 50% of the mineral rights, including all easements, rights of way and appurtenant rights of any type that run with the mineral rights in certain sections of Elko County, Nevada (the “Perdriau Property”). The purchase price was $10 per net acre. IMC US purchased 340 net acres for a total purchase price of $3,400. In the event that the Perdriau Property becomes a producing property, Perdriau will be entitled to receive a royalty of $0.25 per ton for material mined and removed from the Perdriau Property.

On January 15, 2010, IMC US entered into a mineral rights agreement with Eugene M. Hammond (the “Hammond Mineral Rights Agreement”) pursuant to which the Company purchased a 25% interest in any and all minerals extracted from 160 acres (the “Hammond Mineral Rights Property”) covered by the Hammond Mineral Rights Agreement. The purchase price was $400. In the event that the Hammond Mineral Rights Property becomes a producing property, Eugene M. Hammond is entitled to receive a royalty of $0.125 per ton on material mined and removed from the Hammond Mineral Rights Property. The Hammond Mineral Rights Agreement does not cover petroleum.

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

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

13.	Commitments and Contingencies – Cont’d

On February 25, 2011, SRC entered into an option and joint venture agreement (the “IMMI Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project (the “NL Project”) for total consideration of $350,000 cash and 1,925,000 shares of IMMC’s common stock (the “Consideration”). The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47. Under the terms of the IMMI Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period. In the event of early termination of the IMMI Option Agreement, IMMI is not entitled to the return of Consideration previously paid to SRC. If the NL Project is determined to be economically feasible, based upon criteria contained in the IMMI Option Agreement, SRC will be required to fund its portion of an operating budget proposed by IMMI in order to retain its 15% interest in the NL Project and to acquire a 15% interest in IMMI’s Nivloc Mine Project (the NL Project and the Nivloc Mine Project, collectively, the “IMMI Project”). In the event that SRC decides not to fund its portion of the budget, its 15% interest would be forfeited, but SRC would be entitled to a 2% net smelter return royalty if and when the IMMI Project enters the production phase. Upon funding of the operating budget and SRC’s acquisition of a 15% interest in the IMMI Project, SRC and IMMI would enter into a joint venture agreement.

Effective February 29, 2012, SRC entered into a mineral lease agreement (the “Gumaskas Agreement”) with Joseph W. Gumaskas (“Gumaskas”) to lease a patented claim covering approximately 10 acres (the “Claim”) in Mineral County, Nevada. Unless terminated earlier by SRC, the term of the Gumaskas Agreement is ten years and will automatically renew on the same terms and conditions for additional five-year periods. The Gumaskas Agreement requires SRC to pay Gumaskas advance minimum royalty payments of $500 annually. In the event that the Claim becomes a producing claim, SRC will pay Gumaskas a 3% royalty based upon gross revenue less deductions as permitted by the Gumaskas Agreement. SRC may terminate the Gumaskas Agreement at any time by giving 60 days advance written notice to Gumaskas.

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

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2014
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

On April 23, 2013, the Company received a summons from the United States District Court, District of Nevada, naming the Company as a co-defendant in a lawsuit filed by the U.S. Attorney on behalf of the BLM seeking reimbursement for the cost of putting out a fire that occurred on May 8, 2008, and other non-quantified damages. The fire damaged approximately 451 acres of land administered by the BLM near Dayton, Nevada. The lawsuit alleged that the cost of putting out the fire was approximately $510,000. The Company denied any responsibility for the fire and notified its liability insurance carrier, which retained counsel to defend the Company. In July 2014, the Company, along with the other parties to the lawsuit, agreed to settle all relevant claims for $220,000, which is well below the limits of coverage provided by the Company’s liability insurance policy. The Company has accrued $5,000 for these claims, which is equal to the Company’s deductible on the relevant liability insurance policy.

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the three-month periods ended September 30, 2014, and September 30, 2013, were $6,218 and $6,274, respectively. As of September 30, 2014, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the year ending June 30, 2015, are $5,433.

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

The Company is also required to pay on or before November 1st of each year, annual fees to counties in Nevada in which the claims are held. In October 2014, the Company paid $3,478 to six counties in Nevada for annual claims-related fees. The annual county fee for the 18 NL Project claims held by the Company was paid by IMMI pursuant to the IMMI Option Agreement described above.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2014
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

There are no amounts owed to or from related parties as of September 30, 2014, or June 30, 2014, except as discussed in Note 8, Notes Payable.

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the Company and the related parties.

Three-months ended September 30, 2014

A corporation owned and operated by Mason Douglas, the Company’s President and Chief Executive Officer and also a member of the Company’s Board of Directors, received $23,250 for his services for the three-months ended September 30, 2014.

The Company recorded interest expense of $1,172 for the three-months ended September 30, 2014, pursuant to promissory notes issued to a corporation that is owned and controlled by a member of the Company’s Board of Directors, Todd Montgomery. Also see Note 8 Notes Payable.

Key management personnel are those persons that have the authority and responsibility for planning, directing and controlling the activities of the Company, directly or indirectly. Key management personnel of the Company include executive officers, other senior members of the management team, and the Board of Directors. The compensation paid or payable to key management personnel, or to companies in common with key management personnel, for services provided as detailed above for the three-months ended September 30, 2014 was:

Compensation (fees)	$23,250

Interest expense	$1,172

Three-months ended September 30, 2013

A corporation owned and operated by Mason Douglas, the Company’s President and Chief Executive Officer and also a member of the Company’s Board of Directors, received $23,250 for his services for the three-months ended September 30, 2013.

A law firm, a partner of which is also a member of the Company’s Board of Directors, Brent Walter, received $8,903 for legal services rendered and expenses incurred on behalf of the Company for the three-months ended September 30, 2013.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.	Related Party Transactions – Cont’d

The Company’s Corporate Secretary, Anne Macko, received $14,000 for administrative services provided to the Company for the three-months ended September 30, 2013.

The Company recorded interest expense of $2,628 for the three-months ended September 30, 2013, pursuant to promissory notes issued to a corporation that is owned and controlled by a member of the Company’s Board of Directors, Todd Montgomery.

The compensation paid or payable to key management personnel, or to companies in common with key management personnel, for services provided as detailed above for the three-months ended September 30, 2013 was:

Compensation (fees)	$46,153

Interest expense	$2,628

15.	Subsequent Event

On October 22, 2014, 25,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2014

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

Discussion of Operations and Financial Condition

Three-Month Period ended September 30, 2014

The Company has not yet realized revenues from its planned operations. Given the present unfavorable climate for raising capital for mineral exploration, the Company currently plans to spend very little on exploration efforts. The Company has incurred a cumulative loss of $24,547,077 from inception to September 30, 2014. We expect our operating losses to continue for so long as we are engaged in mineral exploration and perhaps thereafter. Our ability to advance projects from the mineral exploration phase and conduct mining operations or even continue doing business is dependent, in large part, upon our raising additional equity financing or liquidating assets. The Company’s major financial endeavor over the years has been its effort to raise capital to pursue its exploration activities. These efforts, as well as other efforts to generate cash to cover our ongoing operating expenses as a reporting company in the United States and Canada, continue to be our priority.

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

The Company is also looking for opportunities to monetize its Red Rock milling facility that is located on six mill site claims covering 30 acres of land in Mina, Nevada, as well as non-essential mineral projects. With the Red Rock mill at its current permitting stage and given its components and processing capacities, we believe that we have the potential to either sell the mill or enter into leasing arrangements. The Company intends to use any funds realized from these efforts towards meeting its operating overhead and further exploration of its mineral claims, if possible.

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

SELECTED FINANCIAL INFORMATION

	Three months	Three months
	ended	ended
	September 30, 2014	September 30, 2013

Revenues	Nil	Nil
Net (Loss)	($180,418)	($395,957)
(Loss) per share-basic and diluted	(0.001)	(0.004)

	As of	As of
	September 30, 2014	June 30, 2014

Total Assets	$899,755	$822,190
Total Liabilities	$689,371	$431,388
Cash dividends declared per share	Nil	Nil

Total assets as of September 30, 2014, include cash and cash equivalents of $210,421, marketable securities of $57,128, prepaid expenses and other receivables of $58,143, restricted cash of $61,000, reclamation deposits of $21,600, and plant and equipment of $491,463, net of depreciation. As of June 30, 2014, total assets include cash and cash equivalents of $162,847, marketable securities of $44,325, prepaid expenses and other receivables of $15,109, restricted cash of $61,000, reclamation deposits of $21,600, and plant and equipment of $517,309, net of depreciation.

The revenues and net loss (unaudited) of the Company for the quarter ended September 30, 2014 as well as the seven quarterly periods completed immediately prior thereto are set out below:

	For the	For the	For the	For the	For the	For the	For the	For the
	three months	three months	three months	three months	three months	three months	nine months	three months
	ended	ended	ended	ended	ended	ended	ended	ended
	September	June	March	December	September	June	March	December
	2014	2014	2014	2013	2013	2013	2013	2012
	$	$	$	$	$	$	$	$

Revenues	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Net Loss	(180,418)	(314,420)	(162,934)	(157,933)	(395,957)	(333,935)	(435,887)	(1,076,238)

Loss per Weighted Average Number of Shares Outstanding -Basic and Fully Diluted	(0.001)	(0.002)	(0.001)	(0.001)	(0.004)	(0.003)	(0.004)	(0.011)

Revenues

No revenue was generated by the Company’s operations during the three-month periods ended September 30, 2014 and September 30, 2013. The Company has not yet realized any revenue from its operations.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administration Expense

Included in operating expenses for the three-month period ended September 30, 2014, is general and administration expense of $99,602 as compared with $127,871 for the three-month period ended September 30, 2013. General and administration expense consists of professional, consulting, office and general and other miscellaneous costs. General and administration expense represents approximately 56% of the total operating expense for the three-month period ended September 30, 2014. General and administration expense decreased by $28,269 in the current three-month period, as compared to the similar three-month period for the prior year. The decrease in general and administration expense during the three period ended September 30, 2014, is mainly due to decreases in expenses for stock based compensation and employee compensation.

(b) Project Expense

During the three-month period ended September 30, 2014, project expense was $60,937 as compared to $242,965 for the three-month period ended September 30, 2013. Project expense represents approximately 34% of the total operating expenses for the three-month period ended September 30, 2014 and approximately 62% of the total operating expenses for the three-month period ended September 30, 2013. Project expense decreased significantly during the three-month period ended September 30, 2014, primarily due to the Company conducting a drill program during the three-month period ended September 30, 2013, and the Company retaining fewer BLM claims for the current fiscal year.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow and cash in hand for the three-month periods:

	September 30, 2014	September 30, 2013

Cash and cash equivalents	$210,421	$397,026
Working capital	$86,087	$93,202
Cash (used) in operating activities	$(203,326)	$(395,164)
Cash provided by investing activities	$80,900	$70,000
Cash provided by financing activities	$170,000	$615,343

As of September 30, 2014, the Company had working capital of $86,087 as compared to $93,202 as of September 30, 2013.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2014 and September 30, 2013.

Contractual Obligations and Commercial Commitments

On August 1, 2006, the Company acquired the Pansy Lee Project from Anglo Gold Mining Inc. in exchange for 1,850,000 Common Shares pursuant to an asset purchase agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”). Pursuant to the Pansy Lee Purchase Agreement, a 2% net smelter royalty pertains to 8 of the 12 claims in this project. In the event that any one or more of the 8 claims becomes a producing claim, any revenue generated is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue less deductions as provided in the Pansy Lee Purchase Agreement.

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

On November 30, 2009, IMC US entered into a mineral rights agreement with Perdriau Investment Corp. (“Perdriau”) to purchase 50% of the mineral rights, including all easements, rights of way and appurtenant rights of any type that run with the mineral rights in certain sections of Elko County, Nevada (the “Perdriau Property”). The purchase price was $10 per net acre. IMC US purchased 340 net acres for a total purchase price of $3,400. In the event that the Perdriau Property becomes a producing property, Perdriau will be entitled to receive a royalty of $0.25 per ton for material mined and removed from the Perdriau Property.

On January 15, 2010, IMC US entered into a mineral rights agreement with Eugene M. Hammond (the “Hammond Mineral Rights Agreement”) pursuant to which the Company purchased a 25% interest in any and all minerals extracted from 160 acres (the “Hammond Mineral Rights Property”) covered by the Hammond Mineral Rights Agreement. The purchase price was $400. In the event that the Hammond Mineral Rights Property becomes a producing property, Eugene M. Hammond is entitled to receive a royalty of $0.125 per ton on material mined and removed from the Hammond Mineral Rights Property. The Hammond Mineral Rights Agreement does not cover petroleum.

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

On February 25, 2011, SRC entered into an option and joint venture agreement (the “IMMI Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project (the “NL Project”) for total consideration of $350,000 cash and 1,925,000 shares of IMMC’s common stock (the “Consideration”). The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47. Under the terms of the IMMI Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period. In the event of early termination of the IMMI Option Agreement, IMMI is not entitled to the return of Consideration previously paid to SRC. If the NL Project is determined to be economically feasible, based upon criteria contained in the IMMI Option Agreement, SRC will be required to fund its portion of an operating budget proposed by IMMI in order to retain its 15% interest in the NL Project and to acquire a 15% interest in IMMI’s Nivloc Mine Project (the NL Project and the Nivloc Mine Project, collectively, the “IMMI Project”). In the event that SRC decides not to fund its portion of the budget, its 15% interest would be forfeited, but SRC would be entitled to a 2% net smelter return royalty if and when the IMMI Project enters the production phase. Upon funding of the operating budget and SRC’s acquisition of a 15% interest in the IMMI Project, SRC and IMMI would enter into a joint venture agreement.

Effective February 29, 2012, SRC entered into a mineral lease agreement (the “Gumaskas Agreement”) with Joseph W. Gumaskas (“Gumaskas”) to lease a patented claim covering approximately 10 acres (the “Claim”) in Mineral County, Nevada. Unless terminated earlier by SRC, the term of the Gumaskas Agreement is ten years and will automatically renew on the same terms and conditions for additional five-year periods. The Gumaskas Agreement requires SRC to pay Gumaskas advance minimum royalty payments of $500 annually. In the event that the Claim becomes a producing claim, SRC will pay Gumaskas a 3% royalty based upon gross revenue less deductions as permitted by the Gumaskas Agreement. SRC may terminate the Gumaskas Agreement at any time by giving 60 days advance written notice to Gumaskas.

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

On April 23, 2013, the Company received a summons from the United States District Court, District of Nevada, naming the Company as a co-defendant in a lawsuit filed by the U.S. Attorney on behalf of the BLM seeking reimbursement for the cost of putting out a fire that occurred on May 8, 2008, and other non-quantified damages. The fire damaged approximately 451 acres of land administered by the BLM near Dayton, Nevada. The lawsuit alleged that the cost of putting out the fire was approximately $510,000. The Company denied any responsibility for the fire and notified its liability insurance carrier, which retained counsel to defend the Company. In July 2014, the Company, along with the other parties to the lawsuit, agreed to settle all relevant claims for $220,000, which is well below the limits of coverage provided by the Company’s liability insurance policy. The Company has accrued $5,000 for these claims, which is equal to the Company’s deductible on the relevant liability insurance policy.

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the three-month periods ended September 30, 2014, and September 30, 2013, were $6,218 and $6,274, respectively. As of September 30, 2014, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the year ending June 30, 2015, are $5,433.

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

The Company is also required to pay on or before November 1st of each year, annual fees to counties in Nevada in which the claims are held. In October 2014, the Company paid $3,478 to six counties in Nevada for annual claims-related fees. The annual county fee for the 18 NL Project claims held by the Company was paid by IMMI pursuant to the IMMI Option Agreement described above.

The Company also holds certain patented claims and leases other patented claims in Nevada. A patented claim is fee simple title to the property. Patented claims are subject to taxes assessed by the local community based on assessment rates set annually.

Cash Requirements

At September 30, 2014, the Company had cash and cash equivalents of $210,421, marketable securities of $57,128 and prepaid expenses and other receivables of $58,143 for total current assets of $325,692.

Given the present unfavorable climate for raising venture capital, the Company currently plans to spend very little on exploration efforts. The Company is investigating all of its options in light of current market conditions in the capital markets. During the twelve month period ending September 30, 2015, the Company expects to incur approximately $75,000 of Project expenses in addition to General and administration expenses. Our ability to incur Project expenses is subject to our having adequate funds, permitting programs with the Bureau of Land Management and results of drilling as it progresses, if drilling should occur. The Company has no firm commitment for additional financing and may not be able to incur all of the Project and General and administration expenses planned in the current fiscal year unless additional capital is raised.

Subsequent Event

On October 22, 2014, 25,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

CONTROLS AND PROCEDURES

Based on an evaluation, conducted by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of September 30, 2014, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

Changes in Internal Controls

During the quarter ended September 30, 2014, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On April 23, 2013, the Company received a summons from the United State District Court, District of Nevada, naming the Company as a co-defendant in a lawsuit filed by the U.S. Attorney on behalf of the Bureau of Land Management (the “BLM”) seeking reimbursement for the cost of putting out a fire that occurred on May 8, 2008, and other non-quantified damages. The fire damaged approximately 451 acres of land administered by the BLM near Dayton, Nevada. The lawsuit alleged that the cost of putting out the fire was approximately $510,000. The Company denied any responsibility for the fire and notified its liability insurance carrier, which retained counsel to defend the Company. In July 2014, the parties to the lawsuit, agreed to settle all relevant claims for $220,000, which is well below the limits of coverage provided by the Company’s liability insurance policy The Company has accrued $5,000 for this claim, which is equal to the Company’s deductible on the relevant insurance policy.

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

We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of our properties. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. The continued exploration of current and future mineral properties and the development of our business will depend upon our ability to establish the commercial viability of our properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are engaged in mineral exploration; we have no revenue from operations and we are experiencing significant cash outflow from operating activities. If we are unable to obtain additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our precious metal and limestone properties.

3.	WE HAVE RECEIVED A “GOING CONCERN” COMMENT FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, WHICH MAY NEGATIVELY IMPACT OUR BUSINESS.

Due to the fact that we are a mineral exploration company and have no established source of revenues, the report from Schwartz Levitsky Feldman LLP, our independent registered public accounting firm, regarding our consolidated financial statements for the fiscal year ended June 30, 2014, includes an explanatory paragraph stating that the financial statements were prepared assuming we will continue as a going concern. The existence of the “going concern” comment in our auditor’s report may make it more difficult for us to obtain additional financing. In the event that we are unable to raise additional capital, as to which there can be no assurance, we may not be able to continue our operations.

4.	WE HAVE NO RESERVES AND WE MAY FIND THAT OUR PROPERTIES ARE NOT COMMERCIALLY VIABLE.

Our properties do not contain reserves in accordance with the definitions adopted by the Securities and Exchange Commission, and there is no assurance that any exploration programs that we undertake will establish reserves. All of our mineral properties are in the exploration phase as opposed to the development phase and have no known body of economic mineralization. The known mineralization at these projects has not yet been determined, and may never be determined to be economic. We plan to conduct further exploration activities on our properties, which future exploration may include the completion of feasibility studies necessary to evaluate whether a commercially mineable mineral exists on any of our properties. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable quantities of minerals. Any determination that our properties contain commercially recoverable quantities of minerals may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our mineral properties can be commercially developed.

5.	WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCES WE WILL BE PROFITABLE IN THE FUTURE.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $24,547,077 from inception to September 30, 2014, and incurred losses of $180,418 during the three-month period ended September 30, 2014. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; or (ii) exploration and/or future potential mining costs for additional claims increase beyond our expectations.

6.	THE RISKS ASSOCIATED WITH EXPLORATION COULD CAUSE PERSONAL INJURY OR DEATH, ENVIRONMENTAL DAMAGE AND POSSIBLE LEGAL LIABILITY.

We are not currently engaged in mining operations because we are conducting exploration of our mineral properties. However, our exploration operations could expose the Company to liability for personal injury or death, property damage or environmental damage. Although we carry property and liability insurance, cost effective insurance contains exclusions and limitations on coverage and may be unavailable in some circumstances.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	None

(b)	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

	32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	None

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INFRASTRUCTURE MATERIALS CORP.

Dated:	November 12, 2014	By:/s/Randal Ludwar
Randal Ludwar, Secretary