Form 10-Q
period 2014-12-31
INFRASTRUCTURE MATERIALS CORP.
filed 2015-02-10
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

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

Yes [_] No [X]

The number of shares of registrant’s common stock outstanding as of January 31, 2015 was 138,304,619.

INFRASTRUCTURE MATERIALS CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014
TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INFRASTRUCTURE MATERIALS CORP.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

CONTENTS

Interim Consolidated Balance Sheets as of December 31, 2014 (unaudited) and June 30, 2014 (audited)	4
Interim Consolidated Statements of Operations and Comprehensive Loss for the six-months and three-months ended December 31, 2014 and December 31, 2013,	5
Interim Consolidated Statements of Changes in Stockholders' Equity for the six-months ended December 31, 2014 (unaudited) and for the year ended June 30, 2014 (audited)	6
Interim Consolidated Statements of Cash Flows for the six-months ended December 31, 2014 and December 31, 2013	7
Condensed Notes to Interim Consolidated Financial Statements	8 - 24

INFRASTRUCTURE MATERIALS CORP.
Interim Consolidated Balance Sheets as at
December 31, 2014 and June 30, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	December 31,	June 30,
	2014	2014
	$	$
	(unaudited)	(audited)
ASSETS
Current
Cash and cash equivalents	85,068	162,847
Marketable securities (Note 9)	57,128	44,325
Prepaid expenses and other receivables	53,893	15,109

Total Current Assets	196,089	222,281

Restricted Cash (Note 5)	52,000	61,000
Reclamation Deposit (Note 6)	21,600	21,600

Plant and Equipment, net (Note 7)	472,893	517,309

Total Assets	742,582	822,190

LIABILITIES
Current
Accounts payable	3,198	1,056
Accrued liabilities	29,803	63,860
Notes Payable (Note 8)	172,886	-
Total Current Liabilities	205,887	64,916

Deferred Revenue (Note 9)	429,639	346,836
Asset Retirement Obligation (Note 10)	20,618	19,636

Total Liabilities	656,144	431,388

Going Concern (Note 3)
Commitments and Contingencies (Note 13)
Related Party Transactions (Note 14)
Subsequent Events (Note 15)

STOCKHOLDERS' EQUITY
Capital Stock (Note 11)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 138,304,619 issued and outstanding (June 30, 2014 – 138,304,619)	13,830	13,830
Additional Paid- in Capital	24,743,631	24,743,631
Deficit	(24,671,023)	(24,366,659)

Total Stockholders' Equity	86,438	390,802

Total Liabilities and Stockholders' Equity	742,582	822,190

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
Interim Consolidated Statements of Operations and Comprehensive Loss
For the six-months and three-months ended December 31, 2014 and December 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	For the	For the	For the	For the
	six months	six months	three months	three months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
	$	$	$	$
Operating Expenses

General and administration	194,692	258,521	95,090	130,650
Project expenses	69,509	290,027	8,572	47,062
Depreciation	37,277	45,066	18,570	22,533

Total Operating Expenses	301,478	593,614	122,232	200,245

Loss from Operations	(301,478)	(593,614)	(122,232)	(200,245)
Other income-interest	-	74	-	34
Other income-gain on termination of option and sale agreements (Note 9)	-	42,500	-	42,500
Interest Expense	(2,886)	(2,850)	(1,714)	(222)

Loss before Income Taxes	(304,364)	(553,890)	(123,946)	(157,933)

Provision for income taxes	-	-	-	-

Net Loss	(304,364)	(553,890)	(123,946)	(157,933)

Loss per Weighted Average Number of Shares Outstanding
-Basic and Fully Diluted	(0.002)	(0.004)	(0.001)	(0.001)

Weighted Average Number of Shares Outstanding During the Periods
-Basic and Fully Diluted	138,304,619	124,549,850	138,304,619	137,845,373

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net Loss	(304,364)	(553,890)	(123,946)	(157,933)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	-	(15,723)	-	4,456

Comprehensive Loss	(304,364)	(569,613)	(123,946)	(153,477)

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
Interim Consolidated Statements of Changes in Stockholders’ Equity
For the six-months ended December 31, 2014 and for the year ended June 30, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

					Accumulated
	Common Stock		Additional		Other	Total
	Number		Paid-in		Comprehensive	Stockholders'
	of Shares	Amount	Capital	Deficit	Loss	Equity
		$	$	$	$	$
Balance June 30, 2013 (audited)	98,935,486	9,894	23,977,767	(23,335,415)	(105,043)	547,203

Common shares issued for cash (net)	33,333,333	3,333	462,010			465,343
Common shares issued on conversion of debt	6,035,800	603	210,650			211,253
Gain on common shares issued on
conversion of related party debt			81,747			81,747
Stock based compensation			11,457			11,457
Unrealized loss on marketable securities					-	-
Other-than-temporary impairment of marketable securities reclassified to net loss					105,043	105,043
Net loss for the period				(1,031,244)		(1,031,244)
Balance June 30, 2014 (audited)	138,304,619	13,830	24,743,631	(24,366,659)	-	390,802

Net loss for the period				(304,364)		(304,364)
Balance December 31, 2014 (unaudited)	138,304,619	13,830	24,743,631	(24,671,023)	-	86,438

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
Interim Consolidated Statements of Cash Flows
For the six-months ended December 31, 2014 and December 31, 2013
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	For the six	For the six
	months ended	months ended
	December 31, 2014	December 31, 2013
	$	$
Cash Flows from Operating Activities
Net loss	(304,364)	(553,890)
Adjustment to reconcile net loss to cash used in operating activities
Depreciation	37,277	45,066
Gain on disposal of plant and equipment	(3,761)	-
Gain on termination of option and sale agreements (Note 9)	-	(42,500)
Stock based compensation	-	7,746
Shares issued in lieu of interest payment	-	1,926
Accretion of Asset Retirement Obligation (Note 10)	982	1,358
Interest accrued on promissory notes (Note 8)	2,886	-
Cash flow from changes in certain assets and liabilities
Prepaid expenses and other receivables	(38,784)	(33,249)
Accounts payable	2,142	(26,528)
Accrued liabilities	(34,057)	(31,876)

Net cash used in operating activities	(337,679)	(631,947)

Cash Flows from Investing Activities
Decrease (Increase) in Restricted Cash	9,000	-
Cash received for option on claims and included in Deferred revenue net (Note 9)*	70,000	27,500
Cash received for termination of option and sales agreements (Note 9)	-	42,500
Proceeds from sale of plant and equipment	10,900	-

Net cash provided by investing activities	89,900	70,000

Cash Flows from Financing Activities
Issuance of common shares for cash (net)	-	465,343
Issuance of promissory notes (Note 8)	170,000	-
Issuance of promissory notes later converted to common shares	-	150,000

Net cash provided by financing activities	170,000	615,343

Net Change in Cash and cash equivalents	(77,779)	53,396

Cash and cash equivalents - beginning of period	162,847	106,847

Cash and cash equivalents - end of period	85,068	160,243

Supplemental Cash Flow Information
Interest Paid	-	924
Income taxes paid	-	-

* Excludes receipt of marketable securities for $12,803, being a non-cash item included in Deferred Revenue

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Infrastructure Materials Corp. (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”); however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at December 31, 2014 and June 30, 2014, the results of its operations for the three and six-month periods ended December 31, 2014 and December 31, 2013, and its cash flows for the six-month periods ended December 31, 2014 and December 31, 2013. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six-month period ended December 31, 2014 are not necessarily indicative of results to be expected for the full year.

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
December 31, 2014
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
December 31, 2014
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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently assessing the impact of this guidance.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation – Cont’d

On January 9, 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which eliminates the concept of extraordinary items and the uncertainty in determining when an item is both unusual in nature and infrequent in occurrence. Presently, an event or transaction is presumed to be ordinary activity unless evidence clearly supports the transaction as unusual in nature and infrequent in occurrence. If an event or transaction is determined to be unusual and infrequent, it is deemed to be extraordinary, and is required to be segregated from the results of ordinary operations on the face of the income statement, net of tax, after income from continuing operations, along with other financial statement disclosures. ASU 2015-01 eliminates the concept of extraordinary items from the income statement presentation. Eliminating this concept removes the uncertainty in determining when a transaction is both unusual in nature and infrequent in occurrence. However, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 aligns U.S. GAAP with International Accounting Standard 1, which prohibits the presentation and disclosure of extraordinary items. ASU 2015-01 is effective for years beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of this guidance.

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

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

2.	Nature of Business and Operations – Cont’d

On December 18, 2008, the Company incorporated a second wholly owned subsidiary in the State of Delaware under its former name, “Silver Reserve Corp.” (“SRC”). The Company assigned all fourteen of its precious metal projects in Nevada to SRC. SRC has since terminated its interests in four of the projects. As of the date of the financial statements, the remaining ten projects controlled by SRC contain a total of 273 mineral claims covering approximately 5,599 acres on BLM land and 17 patented claims and 3 leased patented claims covering approximately 365 acres. SRC also has a milling facility located in Mina, Nevada on six BLM mill site claims covering 30 acres.

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

The Company has incurred a cumulative loss of $24,671,023 from inception to December 31, 2014. The Company has no source of operating revenue and expects to incur significant expenses before establishing operating revenue. Due to continuing operating losses and cash outflows from continuing operations, the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. In the event that the Company is unable to raise additional capital, as to which there is no assurance, the Company will not be able to continue doing business. Historically, the Company has funded operations through the issuance of capital stock, convertible debentures and redeemable preferred stock. Prior to December 2011, the Company received net proceeds of $12,718,365 pursuant to the issuance of such securities. In December 2011, the Company completed a public offering in Canada of shares of its common stock (“Common Shares”) for net proceeds of $2,215,399.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2014
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

4.	Fair Value of Financial Instruments

The fair values of financial assets measured at the balance sheet date of December 31, 2014 were as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	85,068	85,068
Marketable securities	57,128	57,128
Restricted Cash	52,000	52,000

The fair values of financial assets measured at the balance sheet date of June 30, 2014 were as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	162,847	162,847
Marketable securities	44,325	44,325
Restricted Cash	61,000	61,000

5.	Restricted Cash

Amounts reflected as Restricted Cash represent certificates of deposits pledged toward reclamation liabilities assessed by the BLM. Periodically, the BLM may require the Company to pledge additional cash as collateral or the Company may be allowed to remove restrictions on this cash by completing its reclamation obligations, as the case may be.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Plant and Machinery	15%	declining balance method
Tools	25%	declining balance method
Vehicles	20%	declining balance method
Consumables	50%	declining balance method
Molds	30%	declining balance method
Mobile Equipment	20%	declining balance method
Factory Buildings	5%	declining balance method

	December 31, 2014		June 30, 2014
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Computer equipment	25,729	18,813	25,729	17,589
Office, furniture and fixtures	3,623	2,899	3,623	2,816
Plant and Machinery	1,514,511	1,121,466	1,514,511	1,089,594
Tools	11,498	9,028	11,498	8,677
Vehicles	48,280	39,349	76,928	59,747
Consumables	64,197	63,977	64,197	63,900
Molds	900	855	900	844
Mobile Equipment	73,927	62,223	73,927	60,925
Factory Buildings	74,849	26,011	74,849	24,761
	1,817,514	1,344,621	1,846,162	1,328,853

Net carrying amount		472,893		517,309
Depreciation charges		37,277		90,132

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Plant and Equipment, Net – Cont’d

During the six-months ended December 31, 2014, the Company recorded depreciation expense of $37,277. During the twelve months ended June 30, 2014, the Company recorded depreciation expense of $90,132.

8.	Notes Payable

On July 3, 2014, the Company borrowed $70,000 from Mont Strategies Inc. (“Mont Strategies”), a company that is owned and controlled by a member of the Company’s Board of Directors. This loan was made pursuant to a demand promissory note that bears interest at 4 percent (4%) per annum and may also be prepaid by the Company at any time without penalty. If the Company fails to make payment within five business days of demand by Mont Strategies, the promissory note will bear interest at ten percent (10%) per annum. The Company used the proceeds of this promissory note for working capital. For the six-month period ended December 31, 2014, the Company recorded interest expense of $1,396 for this promissory note.

On August 18, 2014, the Company borrowed an additional $100,000 from Mont Strategies. This loan was made pursuant to a demand promissory note that bears interest at 4 percent (4%) per annum and may also be prepaid by the Company at any time without penalty. If the Company fails to make payment within five business days of demand by Mont Strategies, the promissory note will bear interest at ten percent (10%) per annum. The Company used the proceeds of this promissory note for working capital. For the six-month period ended December 31, 2014, the Company recorded interest expense of $1,490 for this promissory note.

9.	Deferred Revenue, Marketable Securities, Other Income and Accumulated Other Comprehensive Loss

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

As of June 30, 2014, the Company had received Consideration of $346,836, consisting of 1,225,000 shares of IMMC with an initial fair market value of $166,836 that is recorded as Marketable Securities in the Company’s Consolidated Balance Sheets and $180,000 in cash. In September 2014, the Company received additional Consideration of $82,803 consisting of 350,000 shares of IMMC’s common stock with a fair market value of $12,803 and $70,000 in cash. Because IMMI’s interest in the NL Project vests at the end of the five-year period, this Consideration is accounted for in the Consolidated Balance Sheets as Deferred Revenue, a non-current liability. Unrealized gains and losses arising from changes in the market value of the Company’s shares of IMMC’s common stock are accounted for in the Stockholders’ Equity section of the Consolidated Balance Sheets as Accumulated Other Comprehensive Loss. There were no changes in fair market value during the six-month period ended December 31, 2014.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Deferred Revenue Marketable Securities, Other Income and Accumulated Other Comprehensive Loss – Cont’d

IMMC common shares are traded in Canada on the TSX Venture Exchange (the “Exchange”). Pursuant to the Exchange’s policies, IMMC’s common shares encountered a trading halt on December 24, 2013, when IMMC announced a proposed change in business/reverse take-over. The trading halt continues to date. The Company recorded an other-than-temporary impairment of $122,511 in the value of these marketable securities that was reclassified to net loss during the year ended June 30, 2014. This loss included $17,468 representing the decline in the market value of securities for the year ended June 30, 2014. No impairment loss or change in market value of securities has been recorded for the six-month period ended December 31, 2014.

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

			Accumulated
			Other
	Deferred	Marketable	Comprehensive
	Revenue	Securities	Loss
Balance as of July 1, 2013	$307,460	$49,917	$(105,043)
Consideration received during the year ended June 30, 2014	81,876	11,876
Other income recognized on termination of Sale Agreement	(42,500)
Change in market value of securities for the year ended June 30, 2014		(17,468)	(17,468)
Other-than-temporary impairment of marketable securities reclassified to net loss			122,511
Balance as of June 30, 2014	$346,836	$44,325	$-

Consideration received during the period ending December 31, 2014	82,803	12,803	-
Balance as of December 31, 2014	$429,639	$57,128	$-

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2014
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

At the end of each reporting period, ARO’s are equal to the present value of all estimated future costs required to remediate any ground disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. A liability for an asset retirement obligation may be incurred over more than one reporting period if the events that create the obligation occur over more than one reporting period. Any incremental liability incurred in a subsequent reporting period shall be considered to be an additional layer of the original liability. Each layer shall be initially measured at fair value. Included in this liability are the costs of reclamation and monitoring and maintenance costs. As of June 30, 2014, the Company revised its estimate of the present value of its asset retirement obligation to $19,636. A discount rate of 10% was determined to be applicable. The Company recorded accretion expense of $982 for the six-month period ended December 31, 2014. The Company’s entire ARO relates to the Company’s Blue Nose project.

Balance as of June 30, 2014	$19,636
Increase in Asset Retirement Obligation	-
Accretion for the period ending December 31, 2014	982

Balance as of December 31, 2014	$20,618

11.	Issuance of Common Shares and Warrants

Common Shares:

Six-month period ended December 31, 2014

There were no securities issued during this period.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2014
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

On October 8, 2013, the Company issued 6,035,800 Common Shares as full settlement of a debt conversion transaction (the “Conversion”) with Mont Strategies, a company that is owned and controlled by a member of the Company’s Board of Directors. Under the terms of the Conversion, the Company converted $293,000 of indebtedness owed by the Company to Mont Strategies into 6,035,800 Common Shares at a conversion price of $0.0485 (CDN$0.05) per share. The amount allocated to Stockholders’ Equity based on a fair value of US$0.035 per share was $211,253. The balance of $81,747 represents a gain on the debt settlement with a related party that was also allocated to the equity section of the Balance Sheet because the member of the Company’s Board of Directors is also a significant shareholder in the Company. The Conversion was exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption afforded by Regulation S promulgated thereunder.

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
December 31, 2014
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

Six-month period ended December 31, 2014

No options were granted pursuant to the Current Stock Option Plan during the six-month period ended December 31, 2014.

For the six-month period ended December 31, 2014, the Company recognized no stock-based compensation costs in the financial statements.

On October 22, 2014, 25,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

The following table summarizes the options outstanding at December 31, 2014:

Outstanding at June 30, 2014 (audited)	8,700,000
Granted	-
Expired	(25,000)
Exercised	-
Forfeited	-
Cancelled	-
Outstanding at December 31, 2014	8,675,000
Exercisable at December 31, 2014	8,675,000

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

13.	Commitments and Contingencies

On August 1, 2006, the Company acquired the Pansy Lee Project from Anglo Gold Mining Inc. in exchange for 1,850,000 Common Shares pursuant to an asset purchase agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”). Pursuant to the Pansy Lee Purchase Agreement, 8 of the 12 claims in this project are subject to a net smelter royalty. In the event that any one or more of these 8 claims enters into production, any revenue generated is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue less deductions as provided in the Pansy Lee Purchase Agreement.

On May 30, 2008, the Company entered into an agreement (the “Harting Lease Agreement”) with Ovidia Harting (“Harting”) to lease two patented claims covering approximately 35 acres in Esmeralda County, Nevada. The Harting Lease Agreement has a renewable term of 10 years and permits the Company to explore the area covered by the patented claims. The Harting Lease Agreement provides for annual payments of $1,000 per claim to Harting and also requires that the Company pay the real estate taxes imposed by Esmeralda County on the property. In the event that one or both of these claims enters into production, any revenue generated is subject to a 3% net smelter return royalty to be calculated and paid to Harting within 45 days after the end of each calendar quarter. The Company may terminate the Harting Lease Agreement at any time by giving 60 days advance written notice to Harting.

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

On January 15, 2010, IMC US entered into a mineral rights agreement with Eugene M. Hammond (the “Hammond Mineral Rights Agreement”) pursuant to which the Company purchased a 25% interest in any and all minerals extracted from 160 acres located in Elko County, Nevada (the “Hammond Mineral Rights Property”) that is covered by the Hammond Mineral Rights Agreement. The purchase price was $400. In the event that the Hammond Mineral Rights Property becomes a producing property, Eugene M. Hammond is entitled to receive a royalty of $0.125 per ton on material mined and removed from the Hammond Mineral Rights Property. The Hammond Mineral Rights Agreement does not cover petroleum.

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
December 31, 2014
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

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2014
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

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the six-month periods ended December 31, 2014, and December 31, 2013, were $12,408 and $12,547, respectively. As of December 31, 2014, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the year ending June 30, 2015, are $10,643.

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

The Company is also required to pay on or before November 1st of each year, annual fees to counties in Nevada in which its claims are located. In October 2014, the Company paid $3,478 to six counties in Nevada for annual claims-related fees. The annual county fee for the 18 NL Project claims held by the Company was paid by IMMI pursuant to the IMMI Option Agreement described above.

The Company also holds certain patented claims and leases other patented claims in Nevada. A patented claim is fee simple title to the property. Patented claims are subject to taxes assessed by the local community based on assessment rates set annually.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.	Related Party Transactions

There are no amounts owed to or from related parties as of December 31, 2014, or June 30, 2014, except as discussed in Note 8, Notes Payable.

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the Company and the related parties.

Six-months ended December 31, 2014

A corporation owned and operated by Mason Douglas, the Company’s President and Chief Executive Officer and also a member of the Company’s Board of Directors, received $23,250 for his services for the three-months ended December 31, 2014, and $46,500 for the six months ended December 31, 2014.

The Company’s Chief Financial Officer, Rakesh Malhotra, received $4,147 for consulting services provided to the Company for the three months ended December 31, 2014, and $4,147 for the six months ended December 31, 2014.

The Company recorded interest expense of $1,714 for the three-months ended December 31, 2014, and $2,886 for the six months ended December 31, 2014, pursuant to promissory notes issued to a corporation that is owned and controlled by a member of the Company’s Board of Directors, Todd Montgomery. Also see Note 8, Notes Payable.

Key management personnel are those persons that have the authority and responsibility for planning, directing and controlling the activities of the Company, directly or indirectly. Key management personnel of the Company include executive officers, other senior members of the management team, and the Board of Directors. The compensation paid or payable to key management personnel, or to companies in common with key management personnel, for services provided as detailed above for the six-months ended December 31, 2014 was:

Compensation (fees)	$50,647

Interest expense	$2,886

Six-months ended December 31, 2013

A corporation owned and operated by Mason Douglas, the Company’s President and Chief Executive Officer and also a member of the Company’s Board of Directors, received $25,750 for his services for the three-months ended December 31, 2013, and $49,000 for the six months ended December 31, 2013.

A law firm, a partner of which is also a member of the Company’s Board of Directors, Brent Walter, received $4,067 for legal services rendered and expenses incurred on behalf of the Company for the three-months ended December 31, 2013, and $12,971 for the six months ended December 31, 2013.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.	Related Party Transactions – Cont’d

The Company’s Chief Financial Officer, Rakesh Malhotra, received $3,472 for consulting services provided to the Company for the three months ended December 31, 2013, and $3,472 for the six months ended December 31, 2013.

The Company’s Corporate Secretary, Anne Macko, received $4,667 from October 1, 2013 until her resignation on November 5, 2013, and received $18,667 from July 1, 2013 to November 5, 2013, for administrative services provided to the Company.

Jeanette Durbin was appointed Corporate Secretary on November 5, 2013, and received $9,333 from her appointment to December 31, 2013. For options granted to Ms. Durbin, the Company expensed stock based compensation costs of $2,427 for the three months ended December 31, 2013, and $7,746 for the six months ended December 31, 2013.

The Company recorded interest expense of $222 for the three-months ended December 31, 2013, and $2,850 for the six-months ended December 31, 2013, pursuant to promissory notes issued to a corporation that is owned and controlled by a member of the Company’s Board of Directors, Todd Montgomery.

The compensation paid or payable to key management personnel, or to companies in common with key management personnel, for services provided as detailed above for the six-months ended December 31, 2013 was:

Compensation (fees)	$93,443

Stock based compensation	$7,746

Interest expense	$2,850

15.	Subsequent Events

None.

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

FOR THE SIX-MONTH AND THREE-MONTH PERIODS ENDED DECEMBER 31, 2014

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

Discussion of Operations and Financial Condition

Six-Month and Three-Month Periods ended December 31, 2014

The Company has not yet realized revenues from its planned operations. Given the present unfavorable climate for raising capital for mineral exploration, the Company currently plans to spend very little on exploration efforts. The Company has incurred a cumulative loss of $24,671,023 from inception to December 31, 2014. We expect our operating losses to continue for so long as we are engaged in mineral exploration and perhaps thereafter. Our ability to advance projects from the mineral exploration phase and conduct mining operations or even continue doing business is dependent, in large part, upon our raising additional equity financing or liquidating assets. The Company’s major financial endeavor over the years has been its effort to raise capital to pursue its exploration activities. These efforts, as well as other efforts to generate cash to cover our ongoing operating expenses as a reporting company in the United States and Canada, continue to be our priority.

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

SELECTED FINANCIAL INFORMATION

		Three months		Three months
		ended		ended
		December 31, 2014		December 31, 2013

Revenues	$	Nil	$	Nil
Net (Loss)		$(123,946)		$(157,933)
(Loss) per share-basic and diluted		(0.001)		(0.001)

		Six months		Six months
		ended		ended
		December 31, 2014		December 31, 2013

Revenues	$	Nil	$	Nil
Net (Loss)		$(304,364)		$(553,890)
(Loss) per share-basic and diluted		(0.002)		(0.004)

	As of	As of
	December 31, 2014	June 30, 2014

Total Assets	$742,582	$822,190
Total Liabilities	$656,144	$431,388
Cash dividends declared per share	Nil	Nil

Total assets as of December 31, 2014, include cash and cash equivalents of $85,068, marketable securities of $57,128, prepaid expenses and other receivables of $53,893, restricted cash of $52,000, reclamation deposits of $21,600, and plant and equipment of $472,893, net of depreciation. As of June 30, 2014, total assets include cash and cash equivalents of $162,847, marketable securities of $44,325, prepaid expenses and other receivables of $15,109, restricted cash of $61,000, reclamation deposits of $21,600, and plant and equipment of $517,309, net of depreciation.

The revenues and net loss (unaudited) of the Company for the quarter ended December 31, 2014 as well as the seven quarterly periods completed immediately prior thereto are set out below:

	For the	For the	For the	For the	For the	For the	For the	For the
	three months	three months	three months	three months	three months	three months	nine months	three months
	ended	ended	ended	ended	ended	ended	ended	ended
	December	September	June	March	December	September	June	March
	2014	2014	2014	2014	2013	2013	2013	2013
	$	$	$	$	$	$	$	$

Revenues	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Net Loss	(123,946)	(180,418)	(314,420)	(162,934)	(157,933)	(395,957)	(333,935)	(435,887)

Loss per Weighted Average Number of Shares Outstanding
-Basic and Fully Diluted	(0.001)	(0.001)	(0.002)	(0.001)	(0.001)	(0.004)	(0.003)	(0.004)

Revenues

No revenue was generated by the Company’s operations during the three-month and six month periods ended December 31, 2014 and December 31, 2013. The Company has not yet realized any revenue from its operations.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administration Expense

Included in operating expenses for the three-month period ended December 31, 2014, is General and Administration Expense of $95,090 as compared with $130,650 for the three-month period ended December 31, 2013. During the six-month period ended December 31, 2014, general and administration expense was $194,692 as compared to $258,521 for the six-month period ended December 31, 2013. General and Administration Expense consists of professional, consulting, office and general and other miscellaneous costs. General and Administration Expense represents approximately 65% of the total operating expense for the six-month period ended December 31, 2014 and approximately 44% of the total operating expense for the six month period ended December 31, 2013. General and Administration Expense decreased by $63,829 in the current six-month period, as compared to the similar six-month period for the prior year. The decrease in General and Administration Expense during the three and six month periods ended December 31, 2014, is mainly due to decreases in expenses for stock based compensation and employee compensation.

(b) Project Expense

During the three-month period ended December 31, 2014, Project Expense was $8,572 as compared to $47,062 for the three-month period ended December 31, 2013. During the six-month period ended December 31, 2014, project expense was $69,509 as compared to $290,027 for the six-month period ended December 31, 2013. Project Expense represents approximately 23% of the total operating expenses for the six-month period ended December 31, 2014 and approximately 49% of the total operating expenses for the six-month period ended December 31, 2013. Project Expense decreased significantly during the three and six-month period ended December 31, 2014, primarily due to the Company conducting a drill program during the six-month period ended December 31, 2013, and the Company retaining fewer Bureau of Land Management (the"BLM") claims for the current fiscal year.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow and cash in hand for the six-month periods:

	December 31, 2014	December 31, 2013

Cash and cash equivalents	$85,068	$160,243
Working capital	$(9,798)	$215,864
Cash (used) in operating activities	$(337,679)	$(631,947)
Cash provided by investing activities	$89,900	$70,000
Cash provided by financing activities	$170,000	$615,343

As of December 31, 2014, the Company had working capital of ($9,798) as compared to $215,864 as of December 31, 2013.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2014 and December 31, 2013.

Contractual Obligations and Commercial Commitments

On August 1, 2006, the Company acquired the Pansy Lee Project from Anglo Gold Mining Inc. in exchange for 1,850,000 Common Shares pursuant to an asset purchase agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”). Pursuant to the Pansy Lee Purchase Agreement, 8 of the 12 claims in this project are subject to a net smelter royalty. In the event that any one or more of these 8 claims enters into production, any revenue generated is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue less deductions as provided in the Pansy Lee Purchase Agreement.

On May 30, 2008, the Company entered into an agreement (the “Harting Lease Agreement”) with Ovidia Harting (“Harting”) to lease two patented claims covering approximately 35 acres in Esmeralda County, Nevada. The Harting Lease Agreement has a renewable term of 10 years and permits the Company to explore the area covered by the patented claims. The Harting Lease Agreement provides for annual payments of $1,000 per claim to Harting and also requires that the Company pay the real estate taxes imposed by Esmeralda County on the property. In the event that one or both of these claims enters into production, any revenue generated is subject to a 3% net smelter return royalty to be calculated and paid to Harting within 45 days after the end of each calendar quarter. The Company may terminate the Harting Lease Agreement at any time by giving 60 days advance written notice to Harting.

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

On January 15, 2010, IMC US entered into a mineral rights agreement with Eugene M. Hammond (the “Hammond Mineral Rights Agreement”) pursuant to which the Company purchased a 25% interest in any and all minerals extracted from 160 acres located in Elko County, Nevada (the “Hammond Mineral Rights Property”) that is covered by the Hammond Mineral Rights Agreement. The purchase price was $400. In the event that the Hammond Mineral Rights Property becomes a producing property, Eugene M. Hammond is entitled to receive a royalty of $0.125 per ton on material mined and removed from the Hammond Mineral Rights Property. The Hammond Mineral Rights Agreement does not cover petroleum.

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

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the six-month periods ended December 31, 2014, and December 31, 2013, were $12,408 and $12,547, respectively. As of December 31, 2014, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the year ending June 30, 2015, are $10,643.

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

The Company is also required to pay on or before November 1st of each year, annual fees to counties in Nevada in which its claims are located. In October 2014, the Company paid $3,478 to six counties in Nevada for annual claims-related fees. The annual county fee for the 18 NL Project claims held by the Company was paid by IMMI pursuant to the IMMI Option Agreement described above.

The Company also holds certain patented claims and leases other patented claims in Nevada. A patented claim is fee simple title to the property. Patented claims are subject to taxes assessed by the local community based on assessment rates set annually.

Cash Requirements

At December 31, 2014, the Company had cash and cash equivalents of $85,068, marketable securities of $57,128 and prepaid expenses and other receivables of $53,893 for total current assets of $196,089.

Given the present unfavorable climate for raising venture capital, the Company currently plans to spend very little on exploration efforts. The Company is investigating all of its options in light of current market conditions in the capital markets. During the twelve month period ending December 31, 2015, the Company expects to incur approximately $75,000 of Project Expenses in addition to General and Administration Expenses. Our ability to incur Project Expenses is subject to our having adequate funds, permitting programs with the Bureau of Land Management and results of drilling as it progresses, if drilling should occur. The Company has no firm commitment for additional financing and may not be able to incur all of the Project and General and Administration Expenses planned in the current fiscal year unless additional capital is raised.

Subsequent Events

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

CONTROLS AND PROCEDURES

Based on an evaluation, conducted by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of December 31, 2014, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

Changes in Internal Controls

During the quarter ended December 31, 2014, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $24,671,023 from inception to December 31, 2014, and incurred losses of $304,364 during the six-month period ended December 31, 2014. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; or (ii) exploration and/or future potential mining costs for additional claims increase beyond our expectations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	None.
(b)	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
	32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(c)	None.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INFRASTRUCTURE MATERIALS CORP.

Dated: February 10, 2015	By:/s/Randal Ludwar
Randal Ludwar, Secretary