Form 10-Q
period 2015-03-31
INFRASTRUCTURE MATERIALS CORP.
filed 2015-05-12
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes [  ]     No [X]

The number of shares of registrant’s common stock outstanding as of April 30, 2015 was 138,304,619.

INFRASTRUCTURE MATERIALS CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INFRASTRUCTURE MATERIALS CORP.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

CONTENTS

Interim Consolidated Balance Sheets as of March 31, 2015 (unaudited) and June 30, 2014 (audited)	4
Interim Consolidated Statements of Operations and Comprehensive Loss for the nine-months and three-months ended March 31, 2015 and March 31, 2014,	5
Interim Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the nine-months ended March 31, 2015 (unaudited) and for the year ended June 30, 2014 (audited)	6
Interim Consolidated Statements of Cash Flows for the nine-months ended March 31, 2015 and March 31, 2014	7
Condensed Notes to Interim Consolidated Financial Statements	8 - 25

INFRASTRUCTURE MATERIALS CORP.
Interim Consolidated Balance Sheets as at
March 31, 2015 and June 30, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	March 31,	June 30,
	2015	2014
	$	$
	(unaudited)	(audited)
ASSETS
Current
Cash and cash equivalents	33,185	162,847
Marketable securities (Note 9)	57,128	44,325
Prepaid expenses and other receivables	28,070	15,109

Total Current Assets	118,383	222,281

Restricted Cash (Note 5)	52,000	61,000
Reclamation Deposit (Note 6)	21,600	21,600

Plant and Equipment, net (Note 7)	454,323	517,309

Total Assets	646,306	822,190

LIABILITIES
Current
Accounts payable	4,930	1,056
Accrued liabilities	29,803	63,860
Notes Payable (Note 8)	208,588	-
Total Current Liabilities	243,321	64,916

Deferred Revenue (Note 9)	429,639	346,836
Asset Retirement Obligation (Note 10)	21,109	19,636

Total Liabilities	694,069	431,388

Going Concern (Note 3)
Commitments and Contingencies (Note 13)
Related Party Transactions (Note 14)
Subsequent Events (Note 15)

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital Stock (Note 11) Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 138,304,619 issued and outstanding (June 30, 2014 – 138,304,619)	13,830	13,830
Additional Paid-in Capital	24,743,631	24,743,631
Deficit	(24,805,224)	(24,366,659)

Total Stockholders' Equity (Deficiency)	(47,763)	390,802

Total Liabilities and Stockholders' Equity (Deficiency)	646,306	822,190

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
Interim Consolidated Statements of Operations and Comprehensive Loss
For the nine-months and three-months ended March 31, 2015 and March 31, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	For the	For the	For the	For the
	nine months	nine months	three months	three months
	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014
	$	$	$	$
Operating Expenses

General and administration	302,093	390,081	107,401	131,560
Project expenses	76,040	298,880	6,531	8,853
Depreciation	55,847	67,599	18,570	22,533

Total Operating Expenses	433,980	756,560	132,502	162,946

Loss from Operations	(433,980)	(756,560)	(132,502)	(162,946)
Other income-interest	3	86	3	12
Other income-gain on termination of option and sale agreements (Note 9)	-	42,500	-	-
Interest Expense	(4,588)	(2,850)	(1,702)	-

Loss before Income Taxes	(438,565)	(716,824)	(134,201)	(162,934)

Provision for income taxes	-	-	-	-

Net Loss	(438,565)	(716,824)	(134,201)	(162,934)

Loss per Weighted Average Number of Shares Outstanding
-Basic and Fully Diluted	(0.003)	(0.006)	(0.001)	(0.001)

Weighted Average Number of Shares Outstanding During the Periods
-Basic and Fully Diluted	138,304,619	129,067,840	138,304,619	138,304,619

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net Loss	(438,565)	(716,824)	(134,201)	(162,934)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	-	(17,468)	-	(1,745)

Comprehensive Loss	(438,565)	(734,292)	(134,201)	(164,679)

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the nine-months ended March 31, 2015 and for the year ended June 30, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders'
	Number		Paid-in		Comprehensive	Equity
	of Shares	Amount	Capital	Deficit	Loss	(Deficiency)
		$	$	$	$	$
Balance June 30, 2013 (audited)	98,935,486	9,894	23,977,767	(23,335,415)	(105,043)	547,203

Common shares issued for cash (net)	33,333,333	3,333	462,010			465,343
Common shares issued on conversion of debt	6,035,800	603	210,650			211,253
Gain on common shares issued on conversion of related party debt			81,747			81,747
Stock based compensation			11,457			11,457
Unrealized loss on marketable securities					-	-
Other-than-temporary impairment of marketable securities reclassified to net loss					105,043	105,043
Net loss for the period				(1,031,244)		(1,031,244)
Balance June 30, 2014 (audited)	138,304,619	13,830	24,743,631	(24,366,659)	-	390,802

Net loss for the period				(438,565)		(438,565)
Balance March 31, 2015 (unaudited)	138,304,619	13,830	24,743,631	(24,805,224)	-	(47,763)

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
Interim Consolidated Statements of Cash Flows
For the nine-months ended March 31, 2015 and March 31, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	For the nine	For the nine
	months ended	months ended
	March 31, 2015	March 31, 2014
	$	$
Cash Flows from Operating Activities
Net loss	(438,565)	(716,824)
Adjustment to reconcile net loss to cash used in operating activities
Depreciation	55,847	67,599
Gain on disposal of plant and equipment	(3,761)	-
Gain on termination of option and sale agreements (Note 9)	-	(42,500)
Stock based compensation	-	9,888
Shares issued in lieu of interest payment	-	1,926
Accretion of Asset Retirement Obligation (Note 10)	1,473	2,037
Interest accrued on promissory notes (Note 8)	4,588	-
Cash flow from changes in certain assets and liabilities
Prepaid expenses and other receivables	(12,961)	(13,510)
Accounts payable	3,874	(25,411)
Accrued liabilities	(34,057)	(29,152)

Net cash used in operating activities	(423,562)	(745,947)

Cash Flows from Investing Activities
Decrease (Increase) in Reclamation Deposit	-	219,205
Decrease (Increase) in Restricted Cash	9,000	39,000
Cash received for option on claims and included in Deferred revenue net (Note 9)*	70,000	27,500
Cash received for termination of option and sales agreements (Note 9)	-	42,500
Proceeds from sale of plant and equipment	10,900	-

Net cash provided by investing activities	89,900	328,205

Cash Flows from Financing Activities
Issuance of common shares for cash (net)	-	465,343
Issuance of promissory notes (Note 8)	204,000	-
Issuance of promissory notes later converted to common shares	-	150,000

Net cash provided by financing activities	204,000	615,343

Net Change in Cash and cash equivalents	(129,662)	197,601

Cash and cash equivalents - beginning of period	162,847	106,847

Cash and cash equivalents - end of period	33,185	304,448

Supplemental Cash Flow Information
Interest Paid	-	924
Income taxes paid	-	-

* Excludes receipt of marketable securities for $12,803, being a non-cash item included in Deferred Revenue

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Infrastructure Materials Corp. (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles (the “U.S. GAAP”); however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at March 31, 2015 and June 30, 2014, the results of its operations for the three and nine-month periods ended March 31, 2015 and March 31, 2014, and its cash flows for the nine-month periods ended March 31, 2015 and March 31, 2014. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the nine-month period ended March 31, 2015 are not necessarily indicative of results to be expected for the full year.

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
March 31, 2015
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

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2015
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

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which eliminates the concept of extraordinary items and the uncertainty in determining when an item is both unusual in nature and infrequent in occurrence. Presently, an event or transaction is presumed to be ordinary activity unless evidence clearly supports the transaction as unusual in nature and infrequent in occurrence. If an event or transaction is determined to be unusual and infrequent, it is deemed to be extraordinary, and is required to be segregated from the results of ordinary operations on the face of the income statement, net of tax, after income from continuing operations, along with other financial statement disclosures. ASU 2015-01 eliminates the concept of extraordinary items from the income statement presentation. Eliminating this concept removes the uncertainty in determining when a transaction is both unusual in nature and infrequent in occurrence. However, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 aligns U.S. GAAP with International Accounting Standard 1, which prohibits the presentation and disclosure of extraordinary items. ASU 2015-01 is effective for years beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of this guidance.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, (“ASU 2015-02”) which eliminates the presumption that a general partner should consolidate a limited partnership. ASU 2015-02 also modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities and adds requirements that limited partnerships must meet to qualify as voting interest entities. This guidance is effective for public companies for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company is currently assessing the impact of this guidance.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation – Cont’d

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability. ASU 2015-03 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted, and is to be applied on a retrospective basis. The Company is currently assessing the impact of this guidance.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). Under ASU 2015-07, investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) must be removed from the fair value hierarchy. Instead, those investments must be included as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount in the balance sheet. Further, ASU 2015-07 requires entities to provide certain disclosures only for investments for which they elect to use the NAV practical expedient to determine fair value. ASU 2015-07 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of this guidance.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

2.	Nature of Business and Operations

The Company’s focus is on the exploration and development, if feasible, of limestone and precious metals from its claims located in the State of Nevada.

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

The Company’s limestone assets are held by its wholly owned subsidiary, Infrastructure Materials Corp US (“IMC US”), a Nevada corporation that was acquired as of November 2008. As of the date of these financial statements, IMC US controls 2 limestone projects in Nevada, made up of 68 mineral claims covering approximately 1,405 acres on land owned or controlled by the United States Department of Interior Bureau of Land Management (“BLM”). IMC US has also acquired 50% of the mineral rights on 680 acres and 25% of the mineral rights on 160 acres.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

2.	Nature of Business and Operations – Cont’d

On December 18, 2008, the Company incorporated a second wholly owned subsidiary in the State of Delaware under its former name, “Silver Reserve Corp.” (“SRC”). The Company assigned all fourteen of its precious metal projects in Nevada to SRC. SRC has since terminated its interests in four of the projects. As of the date of these financial statements, the remaining ten projects controlled by SRC contain a total of 273 mineral claims covering approximately 5,599 acres on BLM land and 17 patented claims and 3 leased patented claims covering approximately 365 acres. SRC also has a milling facility located in Mina, Nevada on six BLM mill site claims covering 30 acres.

The Company has not yet determined that any of its claims, mineral rights, mineral exploration permits or quarry leases can be economically developed and has expensed related costs to project expense. The Company’s assessment of the claims, mineral exploration permits, mineral rights and quarry leases may change after further exploration.

3.	Going Concern

The Company's financial statements have been prepared in accordance with U.S. GAAP and are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company has incurred a cumulative loss of $24,805,224 from inception to March 31, 2015. The Company has no source of operating revenue and expects to incur significant expenses before establishing operating revenue. Due to continuing operating losses and cash outflows from continuing operations, the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. In the event that the Company is unable to raise additional capital, as to which there is no assurance, the Company will not be able to continue doing business. Historically, the Company has funded operations through the issuance of capital stock, convertible debentures and redeemable preferred stock. Prior to December 2011, the Company received net proceeds of $12,718,365 pursuant to the issuance of such securities. In December 2011, the Company completed a public offering in Canada of shares of its common stock (“Common Shares”) for net proceeds of $2,215,399.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

3.	Going Concern – Cont’d

In August 2013, the Company completed a private placement of its Common Shares for net proceeds of $465,343. In April 2013 and July 2013, the Company borrowed $140,000 and $150,000, respectively, issuing promissory notes that were converted to Common Shares in October 2013. In July 2014 and August 2014, the Company borrowed $70,000 and $100,000, respectively, issuing promissory notes that are payable on demand. On March 25, 2015, pursuant to the Standby Support Agreement discussed in Note 8, Notes Payable, an additional $34,000 was borrowed by the Company and a promissory note was issued which is payable on demand. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from production of minerals or metals on its properties, if feasible.

4.	Fair Value of Financial Instruments

The fair values of financial assets measured at the balance sheet date of March 31, 2015 were as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	33,185	33,185
Marketable securities	57,128	57,128
Restricted Cash	52,000	52,000

The fair values of financial assets measured at the balance sheet date of June 30, 2014 were as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	162,847	162,847
Marketable securities	44,325	44,325
Restricted Cash	61,000	61,000

5.	Restricted Cash

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
March 31, 2015
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

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Factory Buildings	5%	declining balance method
Office furniture and fixtures	20%	declining balance method
Consumables	50%	declining balance method
Computer equipment	30%	declining balance method
Plant and Machinery	15%	declining balance method
Tools	25%	declining balance method
Vehicles	20%	declining balance method
Moulds	30%	declining balance method
Mobile Equipment	20%	declining balance method

	March 31, 2015		June 30, 2014
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Factory Buildings	74,849	26,638	74,849	24,761
Office, furniture and fixtures	3,623	2,938	3,623	2,816
Consumables	64,197	64,013	64,197	63,900
Computer equipment	25,729	19,422	25,729	17,589
Plant and Machinery	1,514,511	1,137,399	1,514,511	1,089,594
Tools	11,498	9,205	11,498	8,677
Vehicles	48,280	39,844	76,928	59,747
Moulds	900	858	900	844
Mobile Equipment	73,927	62,874	73,927	60,925
	1,817,514	1,363,191	1,846,162	1,328,853

Net carrying amount		454,323		517,309
Depreciation charges		55,847		90,132

During the nine-months ended March 31, 2015, the Company recorded depreciation expense of $55,847. During the twelve months ended June 30, 2014, the Company recorded depreciation expense of $90,132.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.	Notes Payable

On July 3, 2014, the Company borrowed $70,000 from Mont Strategies Inc. (“Mont Strategies”), a company that is owned and controlled by a member of the Company’s Board of Directors. This loan was made pursuant to a demand promissory note that bears interest at 4 percent (4%) per annum and may also be prepaid by the Company at any time without penalty. If the Company fails to make payment within five business days of demand by Mont Strategies, the promissory note will bear interest at ten percent (10%) per annum. The Company used the proceeds of this promissory note for working capital. For the nine-month period ended March 31, 2015, the Company recorded interest expense of $2,086 for this promissory note.

On August 18, 2014, the Company borrowed an additional $100,000 from Mont Strategies. This loan was made pursuant to a demand promissory note that bears interest at 4 percent (4%) per annum and may also be prepaid by the Company at any time without penalty. If the Company fails to make payment within five business days of demand by Mont Strategies, the promissory note will bear interest at ten percent (10%) per annum. The Company used the proceeds of this promissory note for working capital. For the nine-month period ended March 31, 2015, the Company recorded interest expense of $2,476 for this promissory note.

On March 25, 2015, the Company entered into a Standby Support Agreement (the “Agreement”) with Mont Strategies. The Agreement contemplates that Mont Strategies will consider advancing loans to the Company as the Company requests funding from time to time during the two-year term of the Agreement. The Agreement does not obligate Mont Strategies to fund such requests. Proceeds from these loans will be used as working capital. Each loan funded under the Agreement will be evidenced by a separate demand promissory note that will bear simple interest at a rate of four percent (4%) per annum. The loans may be repaid by the Company at any time, or upon demand by Mont Strategies. The promissory notes will be general obligations of the Company and not secured.

On March 25, 2015, the Company borrowed $34,000 from Mont Strategies pursuant to the Agreement. This loan was made pursuant to a demand promissory note that bears interest at 4 percent (4%) per annum and may also be prepaid by the Company at any time without penalty. If the Company fails to make payment within five business days of demand by Mont Strategies, the promissory note will bear interest at ten percent (10%) per annum. The Company used the proceeds of this promissory note for working capital. For the nine-month period ended March 31, 2015, the Company recorded interest expense of $26 for this promissory note.

Also see Note 15, Subsequent Events.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

As of June 30, 2014, the Company had received Consideration of $346,836, consisting of 1,225,000 shares of IMMC with an initial fair market value of $166,836 that is recorded as Marketable Securities in the Company’s Consolidated Balance Sheets and $180,000 in cash. In September 2014, the Company received additional Consideration of $82,803 consisting of 350,000 shares of IMMC’s common stock with a fair market value of $12,803 and $70,000 in cash. Because IMMI’s interest in the NL Project vests at the end of the five-year period, this Consideration is accounted for in the Consolidated Balance Sheets as Deferred Revenue, a non-current liability. Unrealized gains and losses arising from changes in the market value of the Company’s shares of IMMC’s common stock are accounted for in the Stockholders’ Equity section of the Consolidated Balance Sheets as Accumulated Other Comprehensive Loss. There were no changes in fair market value during the nine-month period ended March 31, 2015.

IMMC common shares are traded in Canada on the TSX Venture Exchange (the “Exchange”). Pursuant to the Exchange’s policies, IMMC’s common shares encountered a trading halt on December 24, 2013, when IMMC announced a proposed change in business/reverse take-over. The trading halt continues to date. The Company recorded an other-than-temporary impairment of $122,511 in the value of these marketable securities that was reclassified to net loss during the year ended June 30, 2014. This loss included $17,468 representing the decline in the market value of securities for the year ended June 30, 2014. No impairment loss or change in market value of securities has been recorded for the nine-month period ended March 31, 2015.

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

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Deferred Revenue Marketable Securities, Other Income and Accumulated Other Comprehensive Loss – Cont’d

			Accumulated
			Other
	Deferred	Marketable	Comprehensive
	Revenue	Securities	Loss
Balance as of July 1, 2013	$307,460	$49,917	$(105,043)
Consideration received during the year ended June 30, 2014	81,876	11,876
Other income recognized on termination of Sale Agreement	(42,500)
Change in market value of securities for the year ended June 30, 2014		(17,468)	(17,468)
Other-than-temporary impairment of marketable securities reclassified to net loss			122,511
Balance as of June 30, 2014	$346,836	$44,325	$-

Consideration received during the period ending March 31, 2015	82,803	12,803	-
Balance as of March 31, 2015	$429,639	$57,128	$-

10.	Asset Retirement Obligation

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

At the end of each reporting period, ARO’s are equal to the present value of all estimated future costs required to remediate any ground disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. A liability for an ARO may be incurred over more than one reporting period if the events that create the obligation occur over more than one reporting period. Any incremental liability incurred in a subsequent reporting period shall be considered to be an additional layer of the original liability. Each layer shall be initially measured at fair value. Included in this liability are the costs of reclamation and monitoring and maintenance costs. As of June 30, 2014, the Company revised its estimate of the present value of its ARO to $19,636. A discount rate of 10% was determined to be applicable. The Company recorded accretion expense of $1,473 for the nine-month period ended March 31, 2015. The Company’s entire ARO relates to the Company’s Blue Nose project.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	Asset Retirement Obligation – Cont’d

Balance as of June 30, 2014	$19,636
Increase in Asset Retirement Obligation	-
Accretion for the period ending
March 31, 2015	1,473

Balance as of March 31, 2015	$21,109

11.	Issuance of Common Shares and Warrants

Common Shares:

Nine-month period ended March 31, 2015

There were no securities issued during this period.

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

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2015
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

Nine-month period ended March 31, 2015

No options were granted pursuant to the Current Stock Option Plan during the nine-month period ended March 31, 2015.

For the nine-month period ended March 31, 2015, the Company recognized no stock-based compensation costs in the financial statements.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

12.	Stock Based Compensation – Cont’d

On October 22, 2014, 25,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

The following table summarizes the options outstanding at March 31, 2015:

Outstanding at June 30, 2014 (audited)	8,700,000
Granted	-
Expired	(25,000)
Exercised	-
Forfeited	-
Cancelled	-
Outstanding at March 31, 2015	8,675,000
Exercisable at March 31, 2015	8,675,000

13.	Commitments and Contingencies

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

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2015
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

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

13.	Commitments and Contingencies – Cont’d

Effective as of June 23, 2008, the Company appointed Mason Douglas as the President of the Company. Mr. Douglas is also a director of the Company. In connection with the appointment, the Company entered into a consulting services agreement with a Canadian corporation that is controlled by Mr. Douglas (the “Consulting Agreement”). The Consulting Agreement has a term of one year and is then automatically renewable. Either party may terminate the Consulting Agreement upon 90 days notice to the other party. According to the terms of the Consulting Agreement as amended effective March 1, 2012, the Company will pay a fee of $10,417 per month and reimburse related business expenses. The Consulting Agreement permits Mr. Douglas to fulfill his duties for the Company from his office in Canada. Mr. Douglas does not receive a salary from the Company. Effective October 1, 2012, the Company appointed Mr. Douglas to also serve as its Chief Executive Officer. In connection with this appointment, the Consulting Agreement was further amended to increase the consulting fee to $155,000 annually, payable in 12 equal monthly installments. By mutual agreement between the Company and Mr. Douglas, effective as of March 1, 2013, the consulting fee was changed to an annual rate of $93,000, payable in 12 equal monthly installments.

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

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the nine-month periods ended March 31, 2015, and March 31, 2014, were $18,597 and $18,821, respectively. As of March 31, 2015, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the year ending June 30, 2015, are $4,453.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

13.	Commitments and Contingencies – Cont’d

Maintaining Claims in Good Standing

The Company is required to pay to the BLM on or before September 1st of each year, a fee in the amount of $155 per mineral claim held by the Company. The total amount paid in August 2014 was $50,995 for 329 claims held by the Company at that date. The BLM fee for the 18 NL Project claims held by the Company was paid by IMMI pursuant to the IMMI Option Agreement described above.

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

There are no amounts owed to or from related parties as of March 31, 2015, or June 30, 2014, except as discussed in Note 8, Notes Payable.

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the Company and the related parties.

Nine-months ended March 31, 2015

A corporation owned and operated by Mason Douglas, the Company’s President and Chief Executive Officer and also a member of the Company’s Board of Directors, received $23,250 for his services for the three-months ended March 31, 2015, and $69,750 for the nine months ended March 31, 2015.

The Company’s Chief Financial Officer, Rakesh Malhotra, received $563 for consulting services provided to the Company for the three months ended March 31, 2015, and $4,710 for the nine months ended March 31, 2015.

The Company recorded interest expense of $1,702 for the three-months ended March 31, 2015, and $4,588 for the nine months ended March 31, 2015, pursuant to promissory notes issued to a corporation that is owned and controlled by a member of the Company’s Board of Directors, Todd Montgomery. Also see Note 8, Notes Payable.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.	Related Party Transactions – Cont’d

Key management personnel are those persons that have the authority and responsibility for planning, directing and controlling the activities of the Company, directly or indirectly. Key management personnel of the Company include executive officers, other senior members of the management team, and the Board of Directors. The compensation paid or payable to key management personnel, or to companies in common with key management personnel, for services provided as detailed above for the nine-months ended March 31, 2015 was:

Compensation (fees)	$74,460
Interest expense	$4,588

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

Randal Ludwar, who is also a member of the Company’s Board of Directors, was appointed Corporate Secretary on March 31, 2014, and received no compensation for serving as Corporate Secretary.

The Company recorded no interest expense for the three months ended March 31, 2014, and $2,850 for the nine months ended March 31, 2014, pursuant to promissory notes issued to a corporation that is owned and controlled by a member of the Company’s Board of Directors, Todd Montgomery.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.	Related Party Transactions – Cont’d

The compensation paid or payable to key management personnel, or to companies in common with key management personnel, for services provided as detailed above for the nine-months ended March 31, 2014 was:

Compensation (fees)	$130,496
Stock based compensation	$4,569
Interest expense	$2,850

15.	Subsequent Events

On April 16, 2015, the Company borrowed an additional $8,000 from Mont Strategies pursuant to the Agreement discussed in Note 8, Notes Payable. This loan was made pursuant to a demand promissory note that bears interest at 4 percent (4%) per annum and may also be prepaid by the Company at any time without penalty. If the Company fails to make payment within five business days of demand by Mont Strategies, the promissory note will bear interest at ten percent (10%) per annum. The Company intends to use the proceeds of this promissory note for working capital, in accordance with the terms of the Agreement.

On April 25, 2015, 50,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

On May 5, 2015, the Company borrowed an additional $21,000 from Mont Strategies pursuant to the Agreement discussed in Note 8, Notes Payable. This loan was made pursuant to a demand promissory note that bears interest at 4 percent (4%) per annum and may also be prepaid by the Company at any time without penalty. If the Company fails to make payment within five business days of demand by Mont Strategies, the promissory note will bear interest at ten percent (10%) per annum. The Company intends to use the proceeds of this promissory note for working capital, in accordance with the terms of the Agreement.

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

FOR THE NINE-MONTH AND THREE-MONTH PERIODS ENDED MARCH 31, 2015

PLAN OF OPERATIONS

We will require additional capital to continue our operations and implement further exploration and possible development of our projects. We have limited cash to fund operations and have taken steps to reduce our operating costs. In March 2015 the Company entered into a Standby Support Agreement (the “Agreement”) with Mont Strategies Inc., a company that is owned and controlled by a member of the Company’s Board of Directors. Pursuant to the Agreement, Mont Strategies Inc. may, but is not obligated to, provide funding to the Company to maintain operations. The Agreement has a two-year term and contemplates funding backed by demand promissory notes bearing interest at a rate of four percent (4%) per annum.

Discussion of Operations and Financial Condition

Nine-Month and Three-Month Periods ended March 31, 2015

The Company has not yet realized revenues from its planned operations. Given the present unfavorable climate for raising capital for mineral exploration, the Company has halted its exploration efforts but will continue to maintain its mineral interests and milling facility. The Company has incurred a cumulative loss of $24,805,224 from inception to March 31, 2015. We expect our operating losses to continue. Our efforts to raise capital and monetize assets are our priority.

Corporate Structure

The following diagram illustrates the Company’s present structure and ownership of its mineral properties and Milling Facility:

The Company continues to look for joint venture opportunities that would fund efforts to develop mineral deposits of commodities in high demand or which we anticipate will be in high demand in the future. We continue to believe that the United States federal government will embark on major infrastructure expenditures in the next 10 years. Though we have been disappointed that these investments have not come sooner, when significant infrastructure investment does occur, we believe it will create a demand for cement that will exceed the current sources of supply in certain areas of the United States. Because cement is made from limestone, we believe our Blue Nose and Morgan Hill limestone projects provide significant potential for filling an anticipated increased demand for cement in the States of Nevada, California, Utah, Idaho and Arizona.

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

SELECTED FINANCIAL INFORMATION

	Three months	Three months
	ended	ended
	March 31, 2015	March 31, 2014

Revenues	Nil	Nil
Net (Loss)	($134,201)	($162,934)
(Loss) per share-basic and diluted	(0.001)	(0.001)

	Nine months	Nine months
	ended	ended
	March 31, 2015	March 31, 2014

Revenues	Nil	Nil
Net (Loss)	($438,565)	($716,824)
(Loss) per share-basic and diluted	(0.003)	(0.006)

	As of	As of
	March 31, 2015	June 30, 2014

Total Assets	$646,306	$822,190
Total Liabilities	$694,069	$431,388
Cash dividends declared per share	Nil	Nil

Total assets as of March 31, 2015, include cash and cash equivalents of $33,185, marketable securities of $57,128, prepaid expenses and other receivables of $28,070, restricted cash of $52,000, reclamation deposits of $21,600, and plant and equipment of $454,323, net of depreciation. As of June 30, 2014, total assets include cash and cash equivalents of $162,847, marketable securities of $44,325, prepaid expenses and other receivables of $15,109, restricted cash of $61,000, reclamation deposits of $21,600, and plant and equipment of $517,309, net of depreciation.

The revenues and net loss (unaudited) of the Company for the quarter ended March 31, 2015 as well as the seven quarterly periods completed immediately prior thereto are set out below:

	For the	For the	For the	For the	For the	For the	For the	For the
	three months	three months	three months	three months	three months	three months	nine months	three months
	ended	ended	ended	ended	ended	ended	ended	ended
	March	December	September	June	March	December	September	June
	2015	2014	2014	2014	2014	2013	2013	2013
	$	$	$	$	$	$	$	$

Revenues	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Net Loss	(134,201)	(123,946)	(180,418)	(314,420)	(162,934)	(157,933)	(395,957)	(333,935)

Loss per Weighted Average Number of Shares Outstanding -Basic and Fully Diluted	(0.001)	(0.001)	(0.001)	(0.002)	(0.001)	(0.001)	(0.004)	(0.003)

Revenues

No revenue was generated by the Company’s operations during the three-month and nine month periods ended March 31, 2015 and March 31, 2014. The Company has not yet realized any revenue from its operations.

Net Loss

The Company’s expenses are reflected in the Statements of Operation under the category of Operating Expenses. To meet the criteria of United States generally accepted accounting principles (“U.S. GAAP”), all mineral property acquisition and exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as the FASB Emerging Issues Task Force ("EITF") Issue 04-2. The Company assesses the carrying costs for impairment under ASC 930 at each fiscal quarter end. The Company has determined that all property payments are impaired and accordingly the Company has written off the acquisition costs. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. For the purpose of preparing financial information, all costs associated with a property that has the potential to add to the Company's proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserve is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a)	General and Administration Expense

Included in operating expenses for the three-month period ended March 31, 2015, is General and Administration Expense of $107,401 as compared with $131,560 for the three-month period ended March 31, 2014. During the nine-month period ended March 31, 2015, general and administration expense was $302,093 as compared to $390,081 for the nine-month period ended March 31, 2014. General and Administration Expense consists of professional, consulting, office and general and other miscellaneous costs. General and Administration Expense represents approximately 70% of the total operating expense for the nine-month period ended March 31, 2015 and approximately 52% of the total operating expense for the nine month period ended March 31, 2014. General and Administration Expense decreased by $87,988 in the current nine-month period, as compared to the similar nine-month period for the prior year. The decrease in General and Administration Expense during the three and nine month periods ended March 31, 2015, is mainly due to decreases in expenses for employee compensation, legal services and stock based compensation.

(b)	Project Expense

During the three-month period ended March 31, 2015, Project Expense was $6,531 as compared to $8,853 for the three-month period ended March 31, 2014. During the nine-month period ended March 31, 2015, project expense was $76,040 as compared to $298,880 for the nine-month period ended March 31, 2014. Project Expense represents approximately 18% of the total operating expenses for the nine-month period ended March 31, 2015 and approximately 39% of the total operating expenses for the nine-month period ended March 31, 2014. Project Expense decreased significantly during the three and nine-month period ended March 31, 2015, primarily due to the Company conducting a drill program during the nine-month period ended March 31, 2014, and the Company retaining fewer Bureau of Land Management (“BLM”) claims for the current fiscal year.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow and cash in hand for the nine-month periods:

	March 31, 2015	March 31, 2014

Cash and cash equivalents	$33,185	$304,448
Working capital	$(124,938)	$334,744
Cash (used) in operating activities	$(423,562)	$(745,947)
Cash provided by investing activities	$89,900	$328,205
Cash provided by financing activities	$204,000	$615,343

As of March 31, 2015, the Company had working capital of ($124,938) as compared to $334,744 as of March 31, 2014.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2015 and March 31, 2014.

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

Effective as of June 23, 2008, the Company appointed Mason Douglas as the President of the Company. Mr. Douglas is also a director of the Company. In connection with the appointment, the Company entered into a consulting services agreement with a Canadian corporation that is controlled by Mr. Douglas (the “Consulting Agreement”). The Consulting Agreement has a term of one year and is then automatically renewable. Either party may terminate the Consulting Agreement upon 90 days notice to the other party. According to the terms of the Consulting Agreement as amended effective March 1, 2012, the Company will pay a fee of $10,417 per month and reimburse related business expenses. The Consulting Agreement permits Mr. Douglas to fulfill his duties for the Company from his office in Canada. Mr. Douglas does not receive a salary from the Company. Effective October 1, 2012, the Company appointed Mr. Douglas to also serve as its Chief Executive Officer. In connection with this appointment, the Consulting Agreement was further amended to increase the consulting fee to $155,000 annually, payable in 12 equal monthly installments. By mutual agreement between the Company and Mr. Douglas, effective as of March 1, 2013, the consulting fee was changed to an annual rate of $93,000, payable in 12 equal monthly installments.

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

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the nine-month periods ended March 31, 2015, and March 31, 2014, were $18,597 and $18,821, respectively. As of March 31, 2015, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the year ending June 30, 2015, are $4,453.

Maintaining Claims in Good Standing

The Company is required to pay to the BLM on or before September 1st of each year, a fee in the amount of $155 per mineral claim held by the Company. The total amount paid in August 2014 was $50,995 for 329 claims held by the Company at that date. The BLM fee for the 18 NL Project claims held by the Company was paid by IMMI pursuant to the IMMI Option Agreement described above.

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

Cash Requirements

At March 31, 2015, the Company had cash and cash equivalents of $33,185, marketable securities of $57,128 and prepaid expenses and other receivables of $28,070 for total current assets of $118,383.

Given the present unfavorable climate for raising capital for mineral exploration, the Company has halted its exploration efforts. The Company is investigating all of its options in light of current market conditions in the capital markets. During the twelve month period ending March 31, 2016, in addition to General and Administration Expenses, the Company expects to incur approximately $60,000 of Project Expenses, generally to maintain its mineral interests and milling facility. Our ability to incur Project Expenses is subject to our having adequate funds. The Company has no firm commitment for additional financing and will not be able to incur all of the Project and General and Administration Expenses planned in the current fiscal year unless additional capital is raised. In March 2015 the Company entered into a Standby Support Agreement (the “Agreement”) with Mont Strategies Inc., a company that is owned and controlled by a member of the Company’s Board of Directors. Pursuant to the Agreement, Mont Strategies Inc. may, but is not obligated to, provide funding to the Company to maintain operations. The Agreement has a two-year term and contemplates funding backed by demand promissory notes bearing interest at a rate of four percent (4%) per annum.

Subsequent Events

On April 16, 2015, the Company borrowed an additional $8,000 from Mont Strategies pursuant to the Agreement discussed in Note 8, Notes Payable. This loan was made pursuant to a demand promissory note that bears interest at 4 percent (4%) per annum and may also be prepaid by the Company at any time without penalty. If the Company fails to make payment within five business days of demand by Mont Strategies, the promissory note will bear interest at ten percent (10%) per annum. The Company intends to use the proceeds of this promissory note for working capital, in accordance with the terms of the Agreement.

On April 25, 2015, 50,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

On May 5, 2015, the Company borrowed an additional $21,000 from Mont Strategies pursuant to the Agreement discussed in Note 8, Notes Payable. This loan was made pursuant to a demand promissory note that bears interest at 4 percent (4%) per annum and may also be prepaid by the Company at any time without penalty. If the Company fails to make payment within five business days of demand by Mont Strategies, the promissory note will bear interest at ten percent (10%) per annum. The Company intends to use the proceeds of this promissory note for working capital, in accordance with the terms of the Agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

CONTROLS AND PROCEDURES

Based on an evaluation, conducted by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of March 31, 2015, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

Changes in Internal Controls

During the quarter ended March 31, 2015, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On April 23, 2013, the Company received a summons from the United State District Court, District of Nevada, naming the Company as a co-defendant in a lawsuit filed by the U.S. Attorney on behalf of the Bureau of Land Management (“BLM”) seeking reimbursement for the cost of putting out a fire that occurred on May 8, 2008, and other non-quantified damages. The fire damaged approximately 451 acres of land administered by the BLM near Dayton, Nevada. The lawsuit alleged that the cost of putting out the fire was approximately $510,000. The Company denied any responsibility for the fire and notified its liability insurance carrier, which retained counsel to defend the Company. In July 2014, the parties to the lawsuit, agreed to settle all relevant claims for $220,000, which is well below the limits of coverage provided by the Company’s liability insurance policy The Company has accrued $5,000 for this claim, which is equal to the Company’s deductible on the relevant insurance policy.

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

We will require significant additional financing in order to resume our exploration activities and our assessment of the commercial viability of our properties. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. If we are unable to obtain additional financing, we will not be able to continue our operations.

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

Our properties do not contain reserves in accordance with the definitions adopted by the Securities and Exchange Commission, and there is no assurance that any exploration programs that we undertake will establish reserves. All of our mineral properties are in the exploration phase as opposed to the development phase and have no known body of economic mineralization. The known mineralization at these projects has not yet been determined, and may never be determined to be economic. We hope to conduct further exploration activities on our properties, which future exploration may include the completion of feasibility studies necessary to evaluate whether a commercially mineable mineral exists on any of our properties. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable quantities of minerals. Any determination that our properties contain commercially recoverable quantities of minerals may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our mineral properties can be commercially developed.

5.	WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCES WE WILL BE PROFITABLE IN THE FUTURE.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $24,805,224 from inception to March 31, 2015, and incurred losses of $438,565 during the nine-month period ended March 31, 2015. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates.

6.	BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT IN MINERAL EXPLORATION VENTURES AND CURRENT DETERIORATION IN EQUITY MARKETS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

Investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such enterprises. Our prospects are further complicated by a pronounced deterioration in equity markets and constriction in equity capital available to finance and maintain exploration activities. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of mineral properties and the difficult economy and market volatility that we are experiencing. Moreover, most exploration projects do not result in the discovery of commercially mineable deposits.

7.	OUR BUSINESS IS AFFECTED BY CHANGES IN COMMODITY PRICES.

Our ability to raise capital and explore or monetize our properties is directly related to the market price of certain minerals such as silver and limestone as well as the price and availability of cement. The Company is negatively affected by the current decline in commodity prices

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

9.	CURRENT LEVELS OF MARKET VOLATILITY COULD HAVE ADVERSE IMPACTS.

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

10.	WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

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

Current Report on Form 8-K “Item 1.01: “Entry into a Material Definitive Agreement,” dated March 25, 2015

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INFRASTRUCTURE MATERIALS CORP.

Dated: May 12, 2015	By:	/s/Randal Ludwar
Randal Ludwar, Secretary