Form 10-K
period 2015-06-30
INFRASTRUCTURE MATERIALS CORP.
filed 2015-09-30
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year June 30, 2015,

or

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

000-52641
Commission File Number

INFRASTRUCTURE MATERIALS CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0492752
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

1135 Terminal Way, Suite 106
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
Yes [X ]     No [  ]

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
[  ] Yes     [X] No

The issuer had no revenue during the year ended June 30, 2015.

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of December 31, 2014, was approximately $546,971 based upon a share valuation of $0.009 per share. This share valuation is based upon the closing price of the Company’s shares as of December 23, 2013 (the date of the last sale of the Company’s shares closest to the end of the Company’s second fiscal quarter). For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer.

As of August 31, 2015, 138,304,619 shares of the issuer’s Common Stock were outstanding.

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

Item 1. Business.

Our name is Infrastructure Materials Corp. and we sometimes refer to ourselves in this report as “Infrastructure Materials” or “Infrastructure,” the “Company” or as “we,” “our,” or “us.” We are engaged in the exploration and development, if warranted, of precious metal projects located in the State of Nevada, and of cement grade limestone projects also located in Nevada. As of the date of this report, we hold 341 unpatented lode mineral claims and six mill site claims on land owned or controlled by the United States Department of Interior’s Bureau of Land Management (the “BLM”). The Company also holds mineral rights or surface rights for 380 net acres and holds interests in 17 patented claims and 3 leased patented claims. Our claims cover 12 projects in Nevada. We also own a milling facility located on six BLM mill site claims in Nevada. Our efforts going forward generally are focused on providing liquidity to cover our ongoing operating expenses as a reporting company in the United States and Canada. We continue to gather data and evaluate our precious metal and limestone projects to the extent that our resources permit, while considering our options.

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

Our head office is at 1135 Terminal Way, Suite 106, Reno, Nevada 89502 and our administrative office is also at this address. Our telephone number is 775-322-4448. We have two employees, primarily using consultants and contract personnel to perform various professional and technical services, including but not limited to management functions, drilling, construction, site surveillance, environmental assessment, and field and on-site production operating services.

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

Currently, the Company has no source of revenue, limited working capital and no commitments to obtain additional financing. The Company will require additional working capital to carry out its exploration programs and to continue its business. The Company has no operating history upon which an evaluation of its future success or failure can be made. The ability to achieve and maintain profitability and positive cash flow is dependent upon:

—	further exploration of our properties and the results of that exploration.

—	raising the capital necessary to conduct this exploration and preserve the Company’s Properties.

—	raising capital to develop our properties, establish a mining operation, and operate this mine in a profitable manner if any of these activities are warranted by the results of our exploration programs and a feasibility study.

Because the Company has no operating revenue, it expects to incur operating losses in future periods as it continues to spend funds to operate its business and explore its properties. Failure to raise the necessary capital to continue operations and exploration could cause the Company to go out of business.

2.	WE WILL NEED TO RAISE ADDITIONAL FINANCING TO COMPLETE FURTHER EXPLORATION

We will require significant additional financing in order to resume our exploration activities and our assessment of the commercial viability of our properties. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. If we are unable to obtain additional financing, we will be unable to continue our operations.

3.	WE HAVE RECEIVED A “GOING CONCERN” COMMENT FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, WHICH MAY NEGATIVELY IMPACT OUR BUSINESS.

Due to the fact that we are an exploration stage company and have no established source of revenues, the report from Schwartz Levitsky Feldman LLP, our independent registered public accounting firm, regarding our consolidated financial statements for the fiscal year ended June 30, 2015, includes an explanatory paragraph stating that the financial statements were prepared assuming we will continue as a going concern. The existence of the “going concern” comment in our auditor’s report may make it more difficult for us to obtain additional financing. In the event that we are unable to raise additional capital, as to which there can be no assurance, we may be unable to continue our operations.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totalling $24,946,130 from inception to June 30, 2015, and incurred losses of $579,471 during the fiscal year ended June 30, 2015. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates.

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

Mojave Property Purchase Agreement

On August 1, 2006, the Company entered into a property purchase agreement (the “Mojave Property Purchase Agreement”) with the Mojave Silver Company, Inc. to acquire a 100% interest in claims located in Esmeralda County and Mineral County, Nevada (as further described below) and known as the Silver Queen Claim Group, NL Extension Claim Group, Klondyke Claim Group, Dyer Claim Group, Blue Dick Claim Group, Clay Peters Claim Group, Santa Fe Claim Group, and Quailey Claim Group (collectively the “Mojave Claims”). The Mojave Claims were conveyed in exchange for 3,540,600 shares of the Company’s common stock, then valued at $885,150. All of the Mojave Claims were subsequently assigned to SRC.

Clay Peters Claim Group

The Clay Peters Claim Group consists of 61 unpatented, lode mineral claims located in Mineral County, Nevada, approximately 12 miles east of Mina, Nevada. Access is by dirt road. The elevations on the claim area range from 6,800 feet to 7,000 feet. The Clay Peters claims are located on the southernmost part of the Gabbs Valley Range. The workings on the property consist of numerous shafts and prospects. This claim group covers approximately 1,260 acres. Twenty claims were acquired pursuant to the Mojave Property Purchase Agreement. SRC has subsequently staked an additional 41 claims.

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

The 61 Clay Peters lode mineral claims are identified in the BLM records by Nevada Mining Claim (“NMC”) numbers: 871217 through 871223, 871229 through 871240, 871244, 964722 through 964724, 964732, 964733, 1038681 through 1038684, 1070163, 1070164, 1070166, 1070167, 1070170 through 1070176, 1070180, 1070181, 1070186, 1070187, 1070190 through 1070192, 1071459, 1071460, 1071463, 1071464, 1085688 through 1085691, 1085708, 1085709, 1088297 through 1088299 and 1100305.

Subsequent to the period covered by this report, the Company elected to retain 60 of 61 mineral claims and drop one claim in this claim group.

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

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Silver Queen Claim Group

The Silver Queen Claim Group consists of 83 unpatented, lode mineral claims located in Esmeralda County, Nevada, approximately nine miles west of Silver Peak, Nevada on Highway 47. The claim area covers approximately 1,673 acres. The property is accessed by dirt roadways. Forty-six claims were acquired pursuant to the Mojave Property Purchase Agreement. SRC subsequently staked an additional 35 claims and also purchased two claims in 2008.

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

The 83 Silver Queen lode mineral claims are identified in the BLM records by NMC numbers: 737071, 737072, 870453, 969847 through 969850, 870454 through 870456, 870460 through 870472, 870478 through 870486, 870500 through 870508, 870516 through 870523, 870533 through 870535, 966966, 966969 through 966972, 966979, 966982 through 966985, 966990 through 966998, 967003 through 967009, 969852, 969853, 986543, 1068562 and 1068563.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Klondyke Claim Group

The Klondyke Claim Group consists of 50 unpatented, lode mineral claims located in Esmeralda County, Nevada. The Klondyke Claim Group is accessible by road from Tonopah, Nevada. The property lies at elevations ranging from 5,400 feet to 5,908 feet. The claim group covers approximately 1,033 acres and is accessed by Nevada Route 93 and dirt road access. Thirteen claims were acquired pursuant to the Mojave Property Purchase Agreement. SRC subsequently staked an additional thirty-seven claims. This claim group also includes three owned patented claims and two leased patented claims covering a total of approximately 94 acres.

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

The 50 Klondyke lode mineral claims are identified in the BLM records by NMC numbers: 867458, 867467 through 867469, 867471, 867478, 867480, 867482, 867484, 867490, 867492, 867494, 867496, 964638, 964641, 964642, 964644, 964646, 964648, 964650, 964656, 964665, 964667, 964682, 1039918, 1039919, 1039924, 1039928 through 1039931, 1039934 through 1039937, 1039966 through 1039972, 1039974 through 1039978 and 1039980 through 1039982.

SRC is the registered holder of these unpatented, lode mineral claims and the owned patented claims. There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $155 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and the patented claims are subject to County real estate taxes.

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

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY

Quailey Claim Group

The Quailey Claim Group is located in Mineral County, Nevada, and consists of 17 unpatented, lode mineral claims covering approximately 351 acres. Four of the unpatented claims were acquired pursuant to the Mojave Property Purchase Agreement. SRC subsequently staked an additional 13 claims. The Quailey Claim Group also includes 11 owned patented claims and one leased patented claim, collectively covering approximately 212 acres.

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

The 17 Quailey lode mineral claims are identified in the BLM records by NMC numbers: 916095, 916096, 916099, 916103, 935444 through 935446, 1070206 through 1070207, 1070210 through 1070212, 1070215 through 1070218 and 1070221.

SRC is the registered holder of these unpatented, lode mineral claims and the owned patented claims. There are no underlying agreements or royalty interests of third parties that pertain to these claims. SRC will remain as the record holder of the unpatented, lode mineral claims as long as it continues to make all payments required by law to maintain the claims. These payments include an annual fee of $155 per claim to the BLM. In addition, a claim holder is required to pay annual County filing fees in most counties within Nevada and the patented claims are subject to County real estate taxes.

The 11 owned patented claims are identified below. The 10 owned patented claims listed below as Parcels 1, 2 and 3 were acquired pursuant to the Mojave Property Purchase Agreement. The owned patented claim listed below as Parcel 4 was purchased in July 2012.

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

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Dyer Claim Group

The Dyer Claim Group consists of 2 unpatented, lode mineral claims located in Esmeralda County, Nevada, approximately 5 miles east of the town of Dyer, Nevada on Highway 3A. The Dyer group of claims is accessible from the town of Dyer and cover approximately 41 acres. The Dyer district consists of several prospects and a few small mines that were operated by unknown operators. Phelps Dodge Corp briefly held claims in the area in the 1990’s. Mineralization consists of copper-gold in quartz veins within limestone rocks. Both of the claims were acquired pursuant to the Mojave Property Purchase Agreement.

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

The 2 Dyer lode mineral claims are identified in the BLM records by NMC numbers: 871092 and 871093.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Blue Dick Claim Group

The 13 Blue Dick claims are located in Esmeralda County, Nevada, in the SE part of the Palmetto Mining District and cover approximately 269 acres. The Blue Dick claims are accessible from the town of Lida, Nevada. All 13 unpatented, lode mineral claims were acquired pursuant to the Mojave Property Purchase Agreement. Production occurred prior to 1960 and the deposits contained silver, gold and lead and occur in veins, according to available public records. Most of these veins trend west or northwest. The claim area contains numerous prospects, tunnels, shafts and two small open pit mines. The Blue Dick mine has two shafts and two tunnels but no data is available.

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

The 13 Blue Dick lode mineral claims are identified in the BLM records by NMC numbers: 868274 through 868278 and 868284 through 868291.

THERE ARE NO KNOWN “RESERVES” IN THIS CLAIM GROUP. OUR OPERATIONS WITH RESPECT TO THIS CLAIM GROUP ARE ENTIRELY EXPLORATORY.

Santa Fe Claim Group

The Santa Fe Claim Group consists of 14 unpatented, lode mineral claims located in Mineral County, Nevada, approximately five miles north of Luning, Nevada. This claim group covers approximately 289 acres. All fourteen claims were acquired pursuant to the Mojave Property Purchase Agreement. The Santa Fe claims are accessible from the town of Luning, Nevada.

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

The 14 Santa Fe lode mineral claims are identified in the BLM records by NMC numbers: 868206 through 868210, 868215 through 868218 and 868224 through 868228.

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

The Pansy Lee Claim Group currently consists of 12 unpatented, lode mineral claims located in Humboldt County, Nevada, approximately eight miles northwest of Winnemucca, Nevada. The claim group covers approximately 248 acres. The Pansy Lee claims are accessible by road from Winnemucca, Nevada. A graded dirt road runs northwesterly for a distance of 12 miles to the property which lies at elevations ranging from 4600 feet to 5200 feet.

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

The 12 Pansy Lee lode mineral claims are identified in the BLM records by NMC numbers: 879333, 859406, 879334, 859407, 879335, 859408 through 859412 and 859419 through 859420.

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

As of the date of this report, the Gold Point Claim Group consists of 3 unpatented lode mineral claims covering approximately 62 acres located in Nye County in the Gold Point District, about 10 miles north east of Current, Nevada off Nevada Route 6. Access is via Route 6 and along a dirt road for approximately two miles.

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

The 3 Gold Point lode mineral claims are identified in the BLM records by NMC numbers: 975797, 975798 and 975800.

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

Blue Nose Claim Group

The Blue Nose Claim Group consists of 40 unpatented, lode mineral claims located in Lincoln County, Nevada, west of Tule Desert, along the south edge of the Clover Mountains. The claim group is 8 miles east of the Union Pacific rail line in the Meadow Valley Wash. Access is via the graded Carp and Bunker Peak roads. The claim group covers approximately 826 acres of land managed by the BLM and was acquired as a result of IMC US locating and staking the claims.

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

The 40 Blue Nose lode mineral claims are identified in the BLM records by NMC numbers: 1002040 through 1002045, 1002054 through 1002060, 1002068 through 1002075, 1002091 through 1002098, 1002114 through 1002121, 1002168, 1002188, and 1002208.

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

The 28 Morgan Hill lode mineral claims are identified in the BLM records by NMC numbers: 989053 through 989055, 989058 through 989070, 989074, 989091, 989098, 989099, 989103 through 989105, 989121 and 997416 through 997419.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of August 31, 2015, there were 138,304,619 shares of common stock of the Company (a “Common Share” or “Common Shares”) outstanding, held by 626 shareholders of record.

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

Securities issued during the Year Ended June 30, 2015

There were no securities issued during this period.

Our common stock is traded on the Over the Counter Pink Sheets (the “OTC Pink”) sponsored by the National Association of Securities Dealers, Inc. under the symbol “IFAM”. The OTC Pink does not have any quantitative or qualitative standards such as those required for companies listed on the Nasdaq Small Cap Market or National Market System. Following the sale of our securities in Canada as discussed above, the Company's Common Shares were listed for trading on the TSX Venture Exchange (“TSX-V”) under the symbol “IFM.” The high and low sales prices of shares of our common stock during the fiscal years ended June 30, 2015 and June 30, 2014 are as follows:

	OTC Pink:		TSX-V:

Quarter ended	High	Low	High	Low

September 30, 2014	$0.0042	$0.0020	$0.0100	$0.0100

December 31, 2014	$0.0250	$0.0030	$0.0450	$0.0300

March 31, 2015	$0.0100	$0.0090	$0.0100	$0.0100

June 30, 2015	$0.0100	$0.0075	$0.0100	$0.0100

September 30, 2013	$0.0410	$0.0350	$0.0300	$0.0150

December 31, 2013	$0.0900	$0.0100	$0.0300	$0.0100

March 31, 2014	$0.0151	$0.0090	$0.0200	$0.0100

June 30, 2014	$0.0090	$0.0030	$0.0100	$0.0100

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

The following tables summarize the options outstanding as of June 30, 2015 and 2014, and the option activity for the years then ended:

		Remaining	Remaining
		contractual	contractual
	Option Price	life (in years)	life (in years)	Number of options:
Expiry Date	Per Share	2015	2014	2015	2014
Oct. 22, 2014	$0.33	-	0.32	-	25,000
Apr. 25, 2015	$0.23	-	0.83	-	50,000
Apr. 24, 2022	$0.10	6.82	7.82	8,375,000	8,375,000
Oct. 7, 2022	$0.10	7.28	8.28	125,000	125,000
June 5, 2023	$0.10	7.94	8.94	125,000	125,000
Options outstanding at end of year				8,625,000	8,700,000
Weighted average exercise price at end of year				$0.10	$0.10
Weighted average remaining contractual life (in years)				6.84	7.78

	Number of options:
	2015	2014
Outstanding, beginning of year	8,700,000	8,775,000
Granted	-	-
Expired	(75,000)	(75,000)
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding, end of year	8,625,000	8,700,000
Exercisable, end of year	8,625,000	8,700,000

Item 6. Selected Financial Data

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the accompanying financial statements and notes included in this report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Discussion of Operations & Financial Condition
Twelve months ended June 30, 2015

The Company has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As of June 30, 2015, we had accumulated losses of $24,946,130 (June 30, 2014 - $24,366,659). Our ability to emerge from the exploration stage or even continue doing business is dependent upon our raising additional equity financing or liquidating assets.

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

Given the present unfavorable climate for raising capital for mineral exploration, the Company has halted its exploration efforts but will continue to maintain its mineral interests and milling facility. Exploration of the Company’s precious metals properties held by our wholly owned subsidiary, Silver Reserve Corp. (“SRC”), was most recently focused on the Clay Peters Project. Management believes that the Clay Peters Project, as well as the Silver Queen and Klondyke Projects, currently provide the best opportunity for development of resources that could go to production. In the event that adequate working capital was to be generated, the Company expects that it would focus its exploration activities on these projects. The Company is also considering third-party arrangements including joint venture opportunities to further explore and develop, if warranted, these properties.

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

SELECTED ANNUAL INFORMATION

	June 30, 2015	June 30, 2014

Revenues	Nil	Nil
Net (Loss)	($579,471)	($1,031,244)
Loss per share-basic and diluted	$0.004	$0.008
Total Assets	$586,953	$822,190
Total Liabilities	$775,622	$431,388
Cash dividends declared per share	Nil	Nil

Our total assets for the year ended June 30, 2015, include cash and cash equivalents of $5,666, investments of $57,128, prepaid expenses and other receivables of $14,810, restricted cash of $52,000, reclamation deposits of $21,600, and plant and equipment of $435,749, net of depreciation. Our total assets for the year ended June 30, 2014, include cash and cash equivalents of $162,847, investments of $44,325, prepaid expenses and other receivables of $15,109, restricted cash of $61,000, reclamation deposits of $21,600, and plant and equipment of $517,309, net of depreciation. Total assets decreased from $822,190 on June 30, 2014 to $586,953 on June 30, 2015. This decrease is the result of expenses incurred in the normal course of business and limited financing activities.

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

The following table sets forth the revenues and net loss (unaudited) of the Company for the quarter ended June 30, 2015, as well as the seven quarterly periods completed immediately prior thereto:

	For the	For the	For the	For the	For the	For the	For the	For the
	three months	three months	three months	three months	three months	three months	three months	three months
	ended	ended	ended	ended	ended	ended	ended	ended
	June	March	December	September	June	March	December	September
	2015	2015	2014	2014	2014	2014	2013	2013
	$	$	$	$	$	$	$	$

Revenues	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Net Loss	(140,906)	(134,201)	(123,946)	(180,418)	(314,420)	(162,934)	(157,933)	(395,957)

Loss per Weighted Average Number of Shares Outstanding -Basic and Fully Diluted	(0.001)	(0.001)	(0.001)	(0.001)	(0.002)	(0.001)	(0.001)	(0.004)

The significant components of expense that have contributed to the total operating expenses are discussed as follows:

(a)	General and Administration Expenses

General and administration expenses represent professional, consulting, office and general and other miscellaneous costs incurred during the periods covered by this report. General and administration expenses for the year ended June 30, 2015 were $415,720, as compared with $531,972 for the year ended June 30, 2014. General and administration expenses represented approximately 73% of the total operating expenses for the year ended June 30, 2015, and 56% of the total operating expenses for the year ended June 30, 2014. General and administration expenses decreased by approximately $116,000 in the current year, compared to the prior year. Most of the decrease in this category of expense is due to reductions in employee compensation costs and stock based compensation costs.

(b)	Project Expenses

Project expenses include such costs as acquiring and maintaining claims, permitting processes, consultants, drilling, assaying and geologists. Project expenses for the year ended June 30, 2015 were $82,495 as compared with $326,373 for the year ended June 30, 2014. Project expenses decreased due to a curtailment in exploration activities as a result of overall diminishing working capital with most of the project expenses incurred to maintain the Company’s mineral interests and milling facility. Project expenses represented approximately 14% of the total operating expenses for the year ended June 30, 2015, and approximately 34% of the total operating expenses for the year ended June 30, 2014. Over 75% of net project expenses for the year ended June 30, 2015, related to acquisition, exploration and maintenance of the precious metal claims owned by the Company’s SRC subsidiary.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flows and cash in hand:

	Year ended	Year ended
	June 30, 2015	June 30, 2014

Cash and cash equivalents	$5,666	$162,847
Working capital	$(676,418)	$157,365
Cash (used) in operating activities	$(508,081)	$(887,548)
Cash provided by investing activities	$89,900	$328,205
Cash provided by financing activities	$261,000	$615,343

As of June 30, 2015, the Company had a working capital deficit of $676,418 as compared to working capital of $157,365 as of June 30, 2014. Working capital decreased as a result of the reclassification of deferred revenue from a non-current liability as of June 30, 2014, to a current liability as of June 30, 2015, and due to significant decreases in cash provided by both investing and financing activities offset only in part by a decrease in cash used in operating activities during the year ended June 30, 2015, as compared to the previous year.

Off-Balance Sheet Arrangement

The Company had no off-balance sheet arrangements as of June 30, 2015 and June 30, 2014.

Contractual Obligations and Commercial Commitments

On August 1, 2006, the Company acquired the Pansy Lee Claims Group from Anglo Gold Mining Inc. in exchange for 1,850,000 Common Shares pursuant to an Asset Purchase Agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”). Pursuant to the Pansy Lee Purchase Agreement, a 2% net smelter royalty pertains to eight of the twelve claims in this group. In the event that any one or more of the eight claims becomes a producing claim, any revenue generated is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue less deductions as provided in the Pansy Lee Purchase Agreement.

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

On January 15, 2010, IMC US entered into a Mineral Rights Agreement with Eugene M. Hammond (the “Hammond Mineral Rights Agreement”) pursuant to which the Company purchased a 25% interest in any and all minerals extracted from 160 acres (the “Hammond Mineral Rights Property”) that is covered by the Hammond Mineral Rights Agreement. The purchase price was $400. In the event that the Hammond Mineral Rights Property becomes a producing property, Eugene M. Hammond is entitled to receive a royalty of $0.125 per ton on material mined and removed from the Hammond Mineral Rights Property. The Hammond Mineral Rights Agreement does not cover petroleum.

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

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the years ended June 30, 2015, and June 30, 2014, were $24,787 and $25,095, respectively. As of June 30, 2015, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the year ending June 30, 2016, are $163.

Maintaining Claims in Good Standing

The Company is required to pay to the BLM on or before September 1st of each year, a fee in the amount of $155 per mineral claim held by the Company. The total amount paid in August 2015, was $50,840 for 328 claims held by the Company at that date. The BLM fee for the 18 NL Project claims held by the Company was paid by IMMI pursuant to the IMMI Option Agreement described above.

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

Cash Requirements

At June 30, 2015, the Company had cash and cash equivalents of $5,666, investments of $57,128 and prepaid expenses and other receivables of $14,810 for total current assets of $77,604.

Given the present unfavorable climate for raising capital for mineral exploration, the Company has halted its exploration efforts. The Company is investigating all of its options in light of current market conditions in the capital markets. During the twelve month period ending June 30, 2016, in addition to General and Administration Expenses, the Company expects to incur approximately $60,000 of Project Expenses, generally to maintain its mineral interests and milling facility. Our ability to incur Project Expenses is subject to our having adequate funds. The Company has no firm commitment for additional financing and will not be able to incur all of the Project and General and Administration Expenses planned in the next fiscal year unless additional capital is raised. In March 2015 the Company entered into a Standby Support Agreement (the “Agreement”) with Mont Strategies Inc., a company that is owned and controlled by a member of the Company’s Board of Directors. Pursuant to the Agreement, Mont Strategies Inc. may, but is not obligated to, provide funding to the Company to maintain operations. The Agreement has a two-year term and contemplates funding backed by demand promissory notes bearing interest at a rate of four percent (4%) per annum.

SUBSEQUENT EVENTS

The Company borrowed an additional $163,300 from Mont Strategies Inc. pursuant to the terms of the Standby Support Agreement.

Following a review of the Company’s mineral claims, the Company determined it was not in its best interest to retain one precious metals mineral claim held by SRC and, on August 28, 2015, elected to drop one of the 61 mineral claims of the Clay Peters Claim Group.

The Company received 350,000 shares of IMMC’s common stock on September 9, 2015, pursuant to the option agreement between SRC and IMMI, IMMC’s wholly owned subsidiary, as further described in Contractual Obligations and Commercial Commitments. IMMI has until October 17, 2015, to make the final payment of $100,000 that was due on September 15, 2015.

Recent Accounting Pronouncements

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

See the Company’s financial statements and the report of Schwartz Levitsky Feldman LLP following the signature page of this report, which are included as a part of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Based on an evaluation, conducted by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of June 30, 2015, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

Changes in Internal Controls

During the quarter ended June 30, 2015, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Audit Committee

The Audit Committee is comprised of three directors, Randal Ludwar, Brent Walter and Joseph Montgomery, and meets regularly with the Company’s Chief Financial Officer, Rakesh Malhotra. Mr. Montgomery does not receive any compensation from the Company and has no immediate family affiliation with other members of the Board or with members of management. As of the end of the period covered by this report, the Company believes Mr. Montgomery can be considered an independent director. The Audit Committee has reviewed the financial statements of the Company included with this report on Form 10-K for the year ended June 30, 2015.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following individuals comprise the Company’s Board of Directors and executive officers as of June 30, 2015. Each director will serve until the next meeting of shareholders or until replaced.

Mason Douglas	President, CEO and Director
Randal Ludwar	Director and Corporate Secretary
Joseph Montgomery	Director and Chairman of the Board
Todd D. Montgomery	Director
Brent Walter	Director
Rakesh Malhotra	Chief Financial Officer

Mason Douglas - President, Chief Executive Officer and Director

Mr. Douglas is currently President, Chief Executive Officer and a Director of Infrastructure Materials Corp. Mr. Douglas received an MBA from the University of Saskatchewan in 2000. He received his Bachelor of Law (LL.B) from the University of Calgary in 2007. Mr. Douglas is presently an inactive member of the Law Society of Alberta. Between 2001 and 2004 Mr. Douglas was Vice President of Operations of Western Petrochemicals Corp., a privately owned oil development company. Between 2001 and 2006 he also was an independent consultant providing business plans, economic modeling and project management for a variety of mining projects. Mr. Douglas is currently serving as a Director of Canadian Platinum Corp. (TSX-V) and previously served as a Director of Anglo Canadian Oil Corp. (TSX-V). Mr. Douglas is 40 years old.

Randal Ludwar – Director and Corporate Secretary

Mr. Ludwar received a B.Sc. (1977) in Business Administration from Yale University. Mr. Ludwar has been a private consultant to the Montgomery Group of Companies for the past nineteen years. He previously served as Chief Financial Officer of the Company until 2009, as a Director of Canadian Platinum Corp. (TSX-V) and as a Director of McGregor Capital Corp. (TSX-V). Mr. Ludwar is 61 years old.

Joseph Montgomery - Chairman of the Board of Directors

Dr. Montgomery is a geological engineer. He holds a B.Sc. (1959) in Geology, a M.Sc. (1960) in Geology and a Ph.D. (1967) in Geology. Dr. Montgomery has been practicing since 1959 and maintains his professional status as a member of the Association of Professional Engineers and Earth Sciences of British Columbia. He is also a member of the advisory board of the Canadian Institute of Gemology and is currently serving as a Director of Almaden Minerals Ltd. (TSX). Dr. Montgomery has previously served as a Director of Cosigo Resources Ltd. (TSX-V). Dr. Montgomery is 87 years old.

Todd D. Montgomery – Director

Mr. Montgomery was the founder and former President of Anglo Potash Ltd. (TSX-V), a Canadian mining company, formerly Anglo Minerals Ltd. This company was purchased by BHP in 2008. In 1999, Mr. Montgomery founded and served as President and Chief Operating Officer of SynEnco Energy Inc., an oil sands development corporation. Mr. Montgomery has provided independent mining consulting services for a number of private and public corporations. Mr. Montgomery is also currently serving as President, CEO and a Director of Canadian Platinum Corp. (TSX-V). He has previously served as CEO and a Director of Anglo Canadian Oil Corp. (TSX-V), a Director, President, CEO and CFO of McGregor Capital Corp. (TSX-V), as CEO, President and a Director of Pacific Iron Ore Corporation (TSX-V), and as CEO of the Company until 2012. Mr. Montgomery is 49 years old.

Brent Walter - Director

Mr. Walter received a LL.B degree from the University of Saskatchewan in 1990. He is a lawyer with the firm, ProVenture Law LLP in Calgary, Alberta, and practices primarily in the areas of securities and corporate/commercial law. Mr. Walter currently serves as a director and officer of a number of public and private corporations, including Red Rock Energy Inc. (TSX-V) and Builder’s Capital Mortgage Corp. (TSX-V). During the five years preceding the period covered by this report, Mr. Walter was a Director of AgriTec Systems, Inc. (TSX-V), Anglo Canadian Oil Corp. (TSX-V), Pacific Iron Ore Corp. (TSX-V), Canadian Platinum Corp. (TSX-V) and McGregor Capital Corp. (TSX-V). He is a member of the Law Societies of Alberta and Saskatchewan (inactive). Mr. Walter is 49 years old.

Rakesh Malhotra - Chief Financial Officer

Mr. Malhotra is a United States certified public accountant and a Canadian chartered accountant with more than 25 years of experience in accounting and finance, including consolidations, treasury management and financial statement audits. Mr. Malhotra graduated with a Bachelor of Commerce (Honours) from the University of Delhi (India), worked for the accounting firm, A.F. Ferguson & Co. (KPMG correspondent), and obtained his CA designation in India. Having practiced as an accountant for over 10 years in New Delhi, he moved to the Middle East and worked for five years with the highly successful International Bahwan Group of Companies in a senior finance position. After that, Mr. Malhotra worked for a mid-sized chartered accounting firm in Toronto, Ontario performing audits of public companies, and has served as Vice President of Finance for a private group of service companies in Toronto for over five years. As of June 30, 2015, he was serving as CFO for Security Devices International Inc. (OTC Pink) and Yukon Gold Corp. (OTC Pink/TSX). He previously served as CFO for Pacific Copper Corp. (OTC Pink) and DynaCert Inc. (OTC Pink/TSX-V). Mr. Malhotra is 58 years old.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), requires the Company’s directors and officers, and persons who own more than 10% of the registered class of the Company’s equity securities (“Section 16 Persons”), to file with the SEC, initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they filed. Based on the Company’s review of the forms it has received, on reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that during the twelve month period ended June 30, 2015, the following reports were filed late:

Name	Form Type	Number of	Number of
		Forms	Transactions Reported

Todd D. Montgomery	Form 4	3	3

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

(a) Compensation of Officers

The following table shows the compensation paid to the Company’s executive officers during the fiscal years ended June 30, 2015 and 2014:

SUMMARY COMPENSATION TABLE

						Non-equity	Nonqualified
	Year			Stock	Option	incentive plan	deferred	All other
Name and principal	Ended	Salary	Bonus	Awards	Awards	compensation	compensation	compensation	Total
position	June 30,	($)	($)	($)	($)	($)	earnings ($)	($)	($)

Mason Douglas	2015	NIL	NIL	NIL	NIL	NIL	NIL	93,000	93,000
President, CEO and Director	2014	NIL	NIL	NIL	NIL	NIL	NIL	95,500	95,500

Rakesh Malhotra	2015	NIL	NIL	NIL	NIL	NIL	NIL	5,165	5,165
CFO	2014	NIL	NIL	NIL	NIL	NIL	NIL	5,808	5,808

Anne Macko (1)	2015	NIL	NIL	NIL	NIL	NIL	NIL	NIL	0
Corporate Secretary	2014	56,000	250	NIL	NIL	NIL	NIL	NIL	56,250

Jeanette Durbin (2)	2015	50,000	1,000	NIL	NIL	NIL	NIL	NIL	51,000
Corporate Secretary	2014	47,333	1,000	NIL	11,457	NIL	NIL	NIL	59,790

Randy Ludwar	2015	NIL	NIL	NIL	NIL	NIL	NIL	NIL	0
Corporate Secretary	2014	NIL	NIL	NIL	NIL	NIL	NIL	NIL	0

(1)

On November 5, 2013, Ms. Macko resigned from her position as Corporate Secretary of the Company and on the same date, Ms. Durbin was appointed interim Corporate Secretary of the Company. Ms. Macko received $56,250 during the fiscal year ended June 30, 2014 for administrative services provided to the Company.

(2)

On March 31, 2014, Ms. Durbin resigned from her interim position as Corporate Secretary of the Company and on the same date, Mr. Ludwar was appointed Corporate Secretary of the Company. Ms. Durbin received $51,000 during the fiscal year ended June 30, 2015, and $48,333 during the fiscal year ended June 30, 2014, for administrative services provided to the Company.

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

The following table shows the stock options and stock appreciation rights, if any, granted to the Company’s executive officers as of June 30, 2015:

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

No stock options were exercised by executive officers or directors during the fiscal year ended June 30, 2015.

Other Arrangements

None.

Indebtedness of Directors and Executive Officers

As of June 30, 2015, the Company was owed $967 by a member of the Company’s Board of Directors for expenses advanced on behalf of the director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of August 31, 2015, we have 138,304,619 Common Shares issued and outstanding. We have included in the tables below the number of Common Shares of the Company held by the officers and directors of the Company as well as the beneficial owners of more than 5% of shares of the Company’s common stock.

Number of Shares
Subject to Options
Exercisable as of
	Number of Shares of			August 31, 2015 or
	Common Stock			Which will
	Beneficially			become Exercisable
Name and Address	Owned as of	Nature of		within 60 days
of Beneficial Owner	August 31, 2015	Ownership	Percentage of Class Held	of this Date

Pinetree Capital Ltd. 130 King St. W., Ste 2500 Toronto, ON M5X 1A9	8,177,174	Record	5.91% of Common shares	Nil

Number of Shares
Subject to Options
Exercisable as of
	Number of Shares of			August 31, 2015 or
	Common Stock			Which will
	Beneficially			become Exercisable
Name and Address	Owned as of	Nature of		within 60 days
of Beneficial Owner	August 31, 2015	Ownership	Percentage of Class Held	of this Date

Todd D. Montgomery, Director 1300 - 8th Street SW Calgary, AB T2R 1B2	63,686,257 (1)	Record	46.05% of Common shares	Nil

Joseph Montgomery, Chairman 878 W. 27th Avenue Vancouver, BC V5Z 2G7	500,000 (2)	Record	0.36% of Common shares	600,000

Randal Ludwar, Corporate Secretary and Director 1209 Normandy Dr. Moose Jaw, SK S6H 6P1	500,000 (3)	Record	0.36% of Common shares	600,000 (3)

Brent Walter, Director 2417 - 32nd Avenue SW Calgary, AB T2T 1X4	4,100,000 (4)	Record	2.96% of Common shares	1,600,000 (6)

Mason Douglas, President & CEO 1101 3rd St. E. Saskatoon, SK S7H 1N1	550,000	Record	0.40% of Common shares	1,350,000

Anne Macko, former Corporate Secretary 3300 Kauai Court Reno, NV 89509	Nil		Nil	500,000 (3)

Jeanette Durbin, former Corporate Secretary 1135 Terminal Way, Suite 106 Reno, NV 89502	Nil		Nil	250,000 (3)

Rakesh Malhotra, CFO 4580 Beaufort Terrace Mississauga, ON L5M 3H7	16,664 (5)	Record	0.01% of Common shares	425,000

TOTAL	69,352,921		50.14% of Common shares	5,325,000

(1)	All of Todd D. Montgomery’s Common Shares are held by companies that are owned or controlled by Mr. Montgomery.

(2)	400,000 of Joseph Montgomery’s Common Shares are held by family members.

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

As a group, management and the directors own or control 50.14% of the issued and outstanding Common Shares of Infrastructure Materials Corp.

Item 13. Certain Relationships and Related Transactions, and Director Independence

A corporation owned and operated by Mason Douglas, the Company’s President and Chief Executive Officer and also a member of the Company’s Board of Directors, received $23,250 for his services for the three-months ended June 30, 2015, and $93,000 for the year ended June 30, 2015.

The Company’s Chief Financial Officer, Rakesh Malhotra, received $455 for consulting services provided to the Company for the three months ended June 30, 2015, and $5,165 for the year ended June 30, 2015.

The Company recorded interest expense of $2,280 for the three-months ended June 30, 2015, and $6,868 for year ended June 30, 2015, pursuant to promissory notes issued to a corporation that is owned and controlled by a member of the Company’s Board of Directors, Todd Montgomery.

Director Independence

We currently have one independent director, as the term “independent” is defined by the rules of the NYSE-MKT. (Note-our Common Shares are not currently listed on the NYSE-MKT or any other national securities exchange and this reference is used for definitional purposes only.)

Item 14. Principal Accountant Fees and Expenses

The Company appointed Schwartz Levitsky Feldman, LLP as independent auditors to audit the financial statements of the Company for the fiscal years ended June 30, 2014 and June 30, 2015.

Audit Fees. The Company paid Schwartz Levitsky Feldman LLP audit and audit related fees of approximately $28,261 and $25,781 for the fiscal years ended June 30, 2014 and June 30, 2015, respectively.

All Other Fees. During the fiscal years ended June 30, 2014 and June 30, 2015, the Company did not pay its principal accountant any additional fees.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The Company’s Financial Statements and the Report of Schwartz Levitsky Feldman, LLP for the year ended June 30, 2015 and for the year ended June 30, 2014 are filed as part of this report.

Index to Exhibits

3.1	Certificate of Incorporation filed on June 3, 1999 with the Delaware Secretary of State (previously filed as part of the Company’s registration statement filed on December 22, 2006)

3.2	By Laws (previously filed as part of the Company’s registration statement filed on December 22, 2006)

3.3	Certificate of Amendment of the Certificate of Incorporation of the Company dated June 5, 1999, changing the capitalization of the Company (previously filed as part of the Company’s registration statement filed on December 22, 2006)

3.4	Certificate of Amendment of the Certificate of Incorporation of the Company dated April 11, 2006, and filed with the Delaware Secretary of State on April 11, 2006 changing the capitalization of the Company (previously filed as part of the Company’s registration statement filed on December 22, 2006)

3.5	Certificate of Ownership and Merger of the Company dated November 8, 2008 and filed with the Delaware Secretary of State on December 1, 2008 (previously filed as part of the Company’s report on Form 8-K filed on December 1, 2008)

3.6	Certificate of Amendment of the Certificate of Incorporation of the Company dated July 29, 2011 and filed with the Delaware Secretary of State on August 1, 2011 (previously filed as part of the Company’s report on Form 8-K filed on August 4, 2011)

21.1	Subsidiaries of the Registrant

23.1	Consent of Schwartz Levitsky Feldman LLP Independent Auditors dated September 28, 2015

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

F-2	Report of Schwartz Levitsky Feldman, LLP dated September 25, 2015

In addition, the following reports are incorporated herein by reference.

Current Report on Form 8-K “Item 8.01: Other Events”, dated July 3, 2014

Current Report on Form 8-K “Item 8.01: Other Events”, dated August 18, 2014

Current Report on Form 8-K “Item 1.01: Entry into a Material Definitive Agreement”, dated March 25, 2015

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September, 2015.

SIGNATURE	TITLE	DATE

/s/Mason Douglas	President & Chief Executive Officer	September 28, 2015
Mason Douglas

/s/Rakesh Malhotra	Chief Financial Officer	September 28, 2015
Rakesh Malhotra

SIGNATURE	TITLE	DATE

/s/Mason Douglas	President, Chief Executive Officer	September 28, 2015
Mason Douglas	and Director

/s/Randal Ludwar	Director and Corporate Secretary	September 28, 2015
Randal Ludwar

/s/Joseph Montgomery	Chairman of the Board of Directors	September 28, 2015
Joseph Montgomery

/s/Todd D. Montgomery	Director	September 28, 2015
Todd D. Montgomery

/s/Brent Walter	Director	September 28, 2015
Brent Walter

INFRASTRUCTURE MATERIALS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015 AND 2014

(Amounts expressed in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Infrastructure Materials Corp.

We have audited the accompanying consolidated balance sheets of Infrastructure Materials Corp. (the “Company”) as at June 30, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for the years ended June 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infrastructure Materials Corp. as at June 30, 2015 and 2014 and the results of its operations and its cash flows for the years ended June 30, 2015 and 2014 in conformity with U.S. generally accepted accounting principles.

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

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
September 25, 2015	Licensed Public Accountants

F2

INFRASTRUCTURE MATERIALS CORP.
Consolidated Balance Sheets as at
June 30, 2015 and 2014
(Amounts expressed in US Dollars)

	June 30,	June 30,
	2015	2014
	$	$
ASSETS
Current
Cash and cash equivalents	5,666	162,847
Investments (Note 10)	57,128	44,325
Prepaid expenses and other receivables	14,810	15,109

Total Current Assets	77,604	222,281

Restricted Cash (Note 5)	52,000	61,000
Reclamation Deposit (Note 6)	21,600	21,600

Plant and Equipment, net (Note 7)	435,749	517,309

Total Assets	586,953	822,190

LIABILITIES
Current
Accounts payable	8,712	1,056
Accrued liabilities (Note 8)	47,803	63,860
Notes Payable (Note 9)	267,868	-
Deferred Revenue (Note 10)	429,639	-
Total Current Liabilities	754,022	64,916

Deferred Revenue (Note 10)	-	346,836
Asset Retirement Obligation (Note 11)	21,600	19,636

Total Liabilities	775,622	431,388

Going Concern (Note 2)
Commitments and Contingencies (Note 16)
Related Party Transactions (Note 17)
Subsequent Events (Note 18)

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital Stock (Note 12)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 138,304,619 issued and outstanding (June 30, 2014 – 138,304,619)	13,830	13,830
Additional Paid-in Capital	24,743,631	24,743,631
Accumulated Other Comprehensive Loss (Note 10)	-	-
Deficit	(24,946,130)	(24,366,659)

Total Stockholders' Equity (Deficiency)	(188,669)	390,802

Total Liabilities and Stockholders' Equity (Deficiency)	586,953	822,190

(The accompanying notes are an integral part of these consolidated financial statements.)

F3

INFRASTRUCTURE MATERIALS CORP.
Consolidated Statements of Operations and Comprehensive Loss for the
Years Ended June 30, 2015 and 2014 (Amounts expressed in US Dollars)

	For the	For the
	year ended	year ended
	June 30, 2015	June 30, 2014
	$	$
Operating Expenses

General and administration	415,720	531,972
Project expenses	82,495	326,373
Depreciation	74,421	90,132

Total Operating Expenses	572,636	948,477

Loss from Operations	(572,636)	(948,477)
Other income-interest	33	94
Other-than-temporary impairment of investments (Note 10)	-	(122,511)
Other income-gain on termination of option agreement (Note 10)	-	42,500
Interest Expense (Note 9)	(6,868)	(2,850)

Loss before Income Taxes	(579,471)	(1,031,244)

Provision for income taxes	-	-

Net Loss and Comprehensive Loss	(579,471)	(1,031,244)

Loss per Weighted Average Number of Shares Outstanding -Basic and Fully Diluted	(0.004)	(0.008)

Weighted Average Number of Shares Outstanding During the Years -Basic and Fully Diluted	138,304,619	131,370,708

(The accompanying notes are an integral part of these consolidated financial statements.)

F4

INFRASTRUCTURE MATERIALS CORP.
Consolidated Statements of Changes in Stockholder’s Equity for the
Years Ended June 30, 2015 and 2014
(Amounts expressed in US Dollars)

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders'
	Number		Paid-in		Comprehensive	Equity
	of Shares	Amount	Capital	Deficit	Loss	(Deficiency)
		$	$	$	$	$
Balance June 30, 2013	98,935,486	9,894	23,977,767	(23,335,415)	(105,043)	547,203

Common shares issued for cash (net)	33,333,333	3,333	462,010			465,343
Common shares issued on conversion of debt (Note 12)	6,035,800	603	210,650			211,253
Gain on common shares issued on conversion of related party debt (Note 12)			81,747			81,747
Stock based compensation			11,457			11,457
Unrealized loss on investments					(17,468)	(17,468)
Other-than-temporary impairment of investments reclassified to net loss (Note 10)					122,511	122,511
Net loss for the year				(1,031,244)		(1,031,244)
Balance June 30, 2014	138,304,619	13,830	24,743,631	(24,366,659)	-	390,802

Net loss for the year				(579,471)		(579,471)
Balance June 30, 2015	138,304,619	13,830	24,743,631	(24,946,130)	-	(188,669)

(The accompanying notes are an integral part of these consolidated financial statements.)

F5

INFRASTRUCTURE MATERIALS CORP.
Consolidated Statements of Cash Flows for the
Years Ended June 30, 2015 and 2014 (Amounts expressed in US Dollars)

	For the	For the
	year ended	year ended
	June 30, 2015	June 30, 2014
	$	$
Cash Flows from Operating Activities
Net loss	(579,471)	(1,031,244)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	74,421	90,132
Gain on disposal of plant and equipment	(3,761)	-
Gain on termination of option and sale agreements (Note 10)	-	(42,500)
Stock based compensation	-	11,457
Other-than-temporary impairment of investments (Note 10)	-	122,511
Increase (decrease) in Asset Retirement Obligation (Note 11)	-	(9,572)
Accretion of Asset Retirement Obligation (Note 11)	1,964	2,037
Shares issued in lieu of interest payment (Note 9)	-	1,926
Cash flow from changes in certain assets and liabilities:
Prepaid expenses and other receivables	299	879
Accounts payable	7,656	(28,195)
Accrued liabilities	(16,057)	(4,979)
Accrued interest on promissory notes (Note 9)	6,868	-

Net cash used in operating activities	(508,081)	(887,548)

Cash Flows from Investing Activities
Decrease in Reclamation Deposit (Note 6)	-	219,205
Decrease in Restricted Cash	9,000	39,000
Cash received for option on claims and included in Deferred revenue (Note 10)*	70,000	27,500
Cash received for termination of option and sale agreements (Note 10)	-	42,500
Proceeds from sale of plant and equipment	10,900	-

Net cash provided by investing activities	89,900	328,205

Cash Flows from Financing Activities
Issuance of common shares for cash (net) (Note 12)	-	465,343
Issuance of promissory notes (Note 9)	261,000	-
Issuance of promissory notes later converted to common shares (Note 9)	-	150,000

Net cash provided by financing activities	261,000	615,343

Net Change in Cash and cash equivalents	(157,181)	56,000

Cash and cash equivalents - beginning of period	162,847	106,847

Cash and cash equivalents - end of period	5,666	162,847

Supplemental Cash Flow Information
Interest Paid (Note 10)	-	924
Income taxes paid	-	-

* Excludes receipt of securities for $12,803 being a non-cash item included in Deferred Revenue

(The accompanying notes are an integral part of these consolidated financial statements.)

F6

INFRASTRUCTURE MATERIALS CORP.
Notes to the Consolidated Financial Statements
June 30, 2015 and 2014
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

F7

INFRASTRUCTURE MATERIALS CORP.
Notes to the Consolidated Financial Statements
June 30, 2015 and 2014
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

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $24,946,130 from inception to June 30, 2015. The Company has no source of operating revenue and expects to incur significant expenses before establishing operating revenue. Due to continuing operating losses and cash outflows from continuing operations, the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. In the event that the Company is unable to raise additional capital, as to which there is no assurance, the Company will not be able to continue doing business. The Company’s future success is dependent upon its continued ability to raise sufficient capital, not only to finance its operating expenses, but to continue its exploration activities and its assessments of the commercial viability of its claims. There is no assurance that such capital will be available on acceptable terms, if at all, or that the Company will attain profitable levels of operation. Historically, the Company has funded operations through the issuance of capital stock, convertible debentures and redeemable preferred stock. Prior to December 2011 the Company received net proceeds of $12,718,365 pursuant to the issuance of such securities. In December 2011 the Company completed a public offering in Canada of its Common Shares for net proceeds of $2,215,399. On August 28, 2013, the Company completed a private placement of its Common Shares for net proceeds of $465,343. In April 2013 and July 2013, the Company borrowed $140,000 and $150,000, respectively, issuing promissory notes that were converted to Common Shares in October 2013. During the twelve months ended June 30, 2015, the Company borrowed a total of $261,000, issuing promissory notes that are payable on demand. See Note 9, Notes Payable. Subsequent to the date of the financial statements, the Company borrowed an additional $163,300, issuing promissory notes that are payable on demand. See Note 18, Subsequent Events. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from production of minerals or metals on its properties, if feasible.

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

F8

INFRASTRUCTURE MATERIALS CORP.
Notes to the Consolidated Financial Statements
June 30, 2015 and 2014
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies - Cont’d

b)	Investments

Short-term investments represent bank deposits with maturities greater than three months and less than one year. These deposits are classified as held-for-trading and, due to the short-term maturity of these instruments, are reflected at carrying value, which is equivalent to their fair value.

Investments in marketable securities are categorized as available-for-sale securities that are classified within “Investments” on the consolidated balance sheets. The Company measures these investments at fair value. Realized gains and losses are included in income when the securities are sold. Unrealized gains or losses are recognized through other comprehensive income, except for any decline in value that is considered other-than-temporary, in which case such decline in value is accounted for as a realized loss.

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

F9

INFRASTRUCTURE MATERIALS CORP.
Notes to the Consolidated Financial Statements
June 30, 2015 and 2014
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies - Cont’d

e)	Financial Instruments

The fair market value of the Company’s financial instruments comprising cash and cash equivalents, investments and restricted cash were estimated to approximate their carrying values due to the short-term maturity of these financial instruments. The Company maintains cash balances at financial institutions. The Company has not experienced any material losses in such accounts.

FASB defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities
•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

F10

INFRASTRUCTURE MATERIALS CORP.
Notes to the Consolidated Financial Statements
June 30, 2015 and 2014
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

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to convertible preferred stock, stock options and warrants for each year. There were no common equivalent shares outstanding at June 30, 2015 and 2014 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

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

F11

INFRASTRUCTURE MATERIALS CORP.
Notes to the Consolidated Financial Statements
June 30, 2015 and 2014
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies - Cont’d

m)	Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from such estimates. Significant estimates include the valuation of investments, carrying value of mineral property interests, estimated useful lives of plant and equipment, accruals for liabilities, calculations of stock based compensation, the determination of asset retirement obligations and the provision for income taxes.

n)	Comprehensive Income or Loss

The Company reports comprehensive income or loss in its consolidated financial statements. In addition to items included in net income or loss, comprehensive income or loss includes items currently charged or credited directly to stockholders’ equity, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities.

o)	Recently Adopted Accounting Standards

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

F12

INFRASTRUCTURE MATERIALS CORP.
Notes to the Consolidated Financial Statements
June 30, 2015 and 2014
(Amounts expressed in US Dollars)

3.	Summary of Significant Accounting Policies - Cont’d

o)	Recently Adopted Accounting Standards - Cont’d

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

p)	Recently Issued Accounting Standards

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

F13

INFRASTRUCTURE MATERIALS CORP.
Notes to the Consolidated Financial Statements
June 30, 2015 and 2014
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

F14

INFRASTRUCTURE MATERIALS CORP.
Notes to the Consolidated Financial Statements
June 30, 2015 and 2014
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

4.	Fair Value of Financial Instruments

The fair values of financial assets measured in the balance sheet as of June 30, 2015 are as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	5,666	5,666
Investments	57,128			57,128
Restricted Cash	52,000	52,000

The Company has classified the fair value measurements of its available-for-sale investments as Level 3 measurements within the fair value hierarchy because they involve significant unobservable inputs. Investments were transferred from Level 1 to Level 3 during the year ended June 30, 2015 as the market value was no longer readily determinable and incorporated management’s own assumptions and involved a significant degree of judgment. See Note 10, Deferred Revenue, Investments, Other Income and Accumulated Other Comprehensive Loss.

F15

INFRASTRUCTURE MATERIALS CORP.
Notes to the Consolidated Financial Statements
June 30, 2015 and 2014
(Amounts expressed in US Dollars)

4.	Fair Value of Financial Instruments - Cont’d

The fair values of financial assets measured in the balance sheet as of June 30, 2014 are as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	162,847	162,847
Investments	44,325	44,325
Restricted Cash	61,000	61,000

5.	Restricted Cash

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

F16

INFRASTRUCTURE MATERIALS CORP.
Notes to the Consolidated Financial Statements
June 30, 2015 and 2014
(Amounts expressed in US Dollars)

7.	Plant and Equipment, Net

	June 30, 2015		June 30, 2014
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Computer equipment	25,729	20,031	25,729	17,589
Office, furniture and fixtures	3,623	2,977	3,623	2,816
Plant and Machinery	1,514,511	1,153,332	1,514,511	1,089,594
Tools	11,498	9,382	11,498	8,677
Vehicles	48,280	40,343	76,928	59,747
Consumables	64,197	64,049	64,197	63,900
Moulds	900	861	900	844
Mobile Equipment	73,927	63,525	73,927	60,925
Factory Buildings	74,849	27,265	74,849	24,761
	1,817,514	1,381,765	1,846,162	1,328,853

Net carrying amount	435,749		517,309
Depreciation charges	74,421		90,132

During the twelve months ended June 30, 2015, the Company recorded depreciation expense of $74,421. During the twelve months ended June 30, 2014, the Company recorded depreciation expense of $90,132.

8.	Accrued Liabilities

Accrued liabilities are comprised of the following:

	2015	2014
	$	$
Professional fees for year-end reporting and audit	26,000	33,200
Reclamation Bonding	16,803	25,613
Other	5,000	5,047
Total	47,803	63,860

F17

INFRASTRUCTURE MATERIALS CORP.
Notes to the Consolidated Financial Statements
June 30, 2015 and 2014
(Amounts expressed in US Dollars)

9.	Notes Payable

Year ended June 30, 2015

On July 3, 2014, the Company borrowed $70,000 from Mont Strategies Inc. (“Mont Strategies”), a company that is owned and controlled by a member of the Company’s Board of Directors. This loan was made pursuant to a demand promissory note that bears interest at 4 percent (4%) per annum and may also be prepaid by the Company at any time without penalty. If the Company fails to make payment within five business days of demand by Mont Strategies, the promissory note will bear interest at ten percent (10%) per annum. The Company used the proceeds of this promissory note for working capital. For the year ended June 30, 2015, the Company recorded interest expense of $2,784 for this promissory note.

On August 18, 2014, the Company borrowed an additional $100,000 from Mont Strategies. This loan was made pursuant to a demand promissory note that bears interest at 4 percent (4%) per annum and may also be prepaid by the Company at any time without penalty. If the Company fails to make payment within five business days of demand by Mont Strategies, the promissory note will bear interest at ten percent (10%) per annum. The Company used the proceeds of this promissory note for working capital. For the year ended June 30, 2015, the Company recorded interest expense of $3,473 for this promissory note.

On March 25, 2015, the Company entered into a Standby Support Agreement (the “Agreement”) with Mont Strategies. The Agreement contemplates that Mont Strategies will consider advancing loans to the Company as the Company requests funding from time to time during the two-year term of the Agreement. The Agreement does not obligate Mont Strategies to fund such requests. Proceeds from these loans are used as working capital. Each loan funded under the Agreement is evidenced by a separate demand promissory note that bears simple interest at a rate of four percent (4%) per annum. The loans may be repaid by the Company at any time without penalty, or upon demand by Mont Strategies. If the Company fails to make payment on a promissory note issued pursuant to the Agreement within five business days of demand by Mont Strategies, such promissory note will bear interest at ten percent (10%) per annum. The promissory notes are general obligations of the Company and not secured. The following table lists the promissory notes issued pursuant to the Agreement. Also see Note 18, Subsequent Events.

		Interest Expense
	Principal	for the year ended
Date of Note	Amount	June 30, 2015

March 25, 2015	$34,000	$365
April 16, 2015	8,000	67
May 5, 2015	21,000	131
June 9, 2015	18,000	43
June 26, 2015	10,000	5

Total	$91,000	$611

F18

INFRASTRUCTURE MATERIALS CORP.
Notes to the Consolidated Financial Statements
June 30, 2015 and 2014
(Amounts expressed in US Dollars)

9.	Notes Payable - Cont’d

Year ended June 30, 2014

On July 19, 2013, the Company borrowed $150,000 from Mont Strategies. This loan was made pursuant to a demand promissory note that bore interest at a rate of 4 percent (4%) per annum and could be prepaid by the Company at any time without penalty. The Company used the proceeds of this promissory note for working capital. For the year ended June 30, 2014, the Company recorded total interest expense of $2,850 for this promissory note and a promissory note for $140,000 issued to Mont Strategies in April 2013 under the same terms.

On October 8, 2013, the Company completed a debt conversion transaction (the “Conversion”) with Mont Strategies. Under the terms of the Conversion, the Company converted $293,000, representing the combined principal amounts of the demand promissory note issued on July 19, 2013 discussed above and a demand promissory note issued to Mont Strategies in April 2013 and $3,000 of interest accrued on such promissory notes, into 6,035,800 Common Shares at a conversion price of CDN$0.05 per share. The remaining $924 of interest accrued on such promissory notes was paid in cash to Mont Strategies. Also see Note 12, Issuance of Common Shares and Warrants.

10.	Deferred Revenue, Investments, Other Income and Accumulated Other Comprehensive Loss

On February 25, 2011, SRC entered into an option and joint venture agreement (the “Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project (the “NL Project”) for total consideration of $350,000 cash and 1,925,000 shares of IMMC’s common stock (together, the “Consideration”). The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47. Under the terms of the Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period. Also see Note 16, Commitments and Contingencies.

As of the date of the financial statements, the Company had received Consideration of $429,639, consisting of 1,575,000 shares of IMMC with an initial fair market value of $179,639 that was recorded as Investments in the Company’s Consolidated Balance Sheets, and $250,000 in cash. Because IMMI’s interest in the NL Project vests at the end of the five-year period, this Consideration is accounted for in the Consolidated Balance Sheets as Deferred Revenue.

IMMC common shares were traded in Canada on the TSX Venture Exchange (the “Exchange”). Pursuant to the Exchange’s policies, IMMC’s common shares encountered a trading halt on December 24, 2013, when IMMC announced a proposed change in business/reverse take-over. The trading halt continues to date. The Company considered these investments as marketable during the year ended June 30, 2014 and recorded an other-than-temporary impairment of $122,511 in the value of these securities that was reclassified to net loss during the year ended June 30, 2014. This loss included $17,468 representing the decline in the market value of the securities for the year ended June 30, 2014.

F19

INFRASTRUCTURE MATERIALS CORP.
Notes to the Consolidated Financial Statements
June 30, 2015 and 2014
(Amounts expressed in US Dollars)

10.	Deferred Revenue, Investments, Other Income and Accumulated Other Comprehensive Loss – Cont’d

In the absence of any trading of IMMC's common shares on the Exchange as a result of the ongoing trading halt for the entire twelve month period, the Company’s determination of fair value was based on the best information available in the circumstances, and incorporates management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors. This investment is valued taking into consideration any changes in key inputs and changes in economic and other relevant conditions. No impairment loss or change in value of securities has been recorded for the year ended June 30, 2015.

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

F20

INFRASTRUCTURE MATERIALS CORP.
Notes to the Consolidated Financial Statements
June 30, 2015 and 2014
(Amounts expressed in US Dollars)

10.	Deferred Revenue, Investments, Other Income and Accumulated Other Comprehensive Loss – Cont’d

			Accumulated
			Other
	Deferred		Comprehensive
	Revenue	Investments	Loss

Balance as of July 1, 2013	$307,460	$49,917	$(105,043)

Consideration received during the year ending June 30, 2014	81,876	11,876

Other income recognized on termination of Sale Agreement	(42,500)

Change in market value of securities for the year ended June 30, 2014		(17,468)	(17,468)

Other-than-temporary impairment of investments reclassified to net loss			122,511

Balance as of June 30, 2014	$346,836	$44,325	$-

Consideration received during the year ending June 30, 2015	82,803	12,803	-

Balance as of June 30, 2015	$429,639	$57,128	$-

11.	Asset Retirement Obligation

The Company is required to recognize a liability for its legal obligation to perform reclamation and disturbance monitoring activities once any of its projects are abandoned or closed. Although these activities are conditional upon future events, the Company is required to make a reasonable estimate of the fair value of the liability. At the end of each reporting period, asset retirement obligations ("ARO's") are equal to the present value of all estimated future costs required to remediate any ground disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. A liability for an ARO may be incurred over more than one reporting period if the events that create the obligation occur over more than one reporting period. Any incremental liability incurred in a subsequent reporting period shall be considered to be an additional layer of the original liability. Each layer shall be initially measured at fair value. Included in this liability are the costs of reclamation and monitoring and maintenance costs. A discount rate of 10% was determined to be applicable.

Based on the existing level of ground disturbance and monitoring requirements and assuming payments made over a one-year period, the Company decreased its estimate of the present value of its asset retirement obligation as of June 30, 2014 to $19,636, resulting in a credit of $9,572 to its Consolidated Statements of Operations. Determination of the undiscounted ARO and the timing of these obligations were based on internal estimates using information currently available and existing regulations. The Company’s entire ARO relates to its Blue Nose project.

Balance as of June 30, 2014	$19,636

Accretion for the year ended June 30, 2015	1,964

Balance as of June 30, 2015	$21,600

F21

INFRASTRUCTURE MATERIALS CORP.
Notes to the Consolidated Financial Statements
June 30, 2015 and 2014
(Amounts expressed in US Dollars)

12.	Issuance of Common Shares and Warrants

Year ended June 30, 2015

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

On October 8, 2013, the Company issued 6,035,800 Common Shares as full settlement of a debt conversion transaction (the “Conversion”) with Mont Strategies, a company that is owned and controlled by a member of the Company’s Board of Directors. Under the terms of the Conversion, the Company converted $293,000 of indebtedness owed by the Company to Mont Strategies (a related party) into 6,035,800 Common Shares at a conversion price of $0.0485 (CDN$0.05) per share. The amount allocated to Stockholders’ Equity based on a fair value of US$0.035 per share was $211,253. The balance of $81,747 represented a gain on the debt settlement with a related party that was also allocated to the equity section of the Balance Sheet because the member of the Company’s Board of Directors is also a significant shareholder in the Company. The Conversion was exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption afforded by Regulation S promulgated thereunder. Also see Note 9, Notes Payable.

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

F22

INFRASTRUCTURE MATERIALS CORP.
Notes to the Consolidated Financial Statements
June 30, 2015 and 2014
(Amounts expressed in US Dollars)

13.	Stock Based Compensation

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

Year ended June 30, 2015

No options were granted pursuant to the Current Stock Option Plan during the year ended June 30, 2015.

On October 22, 2014, 25,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

On April 25, 2015, 50,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

F23

INFRASTRUCTURE MATERIALS CORP.
Notes to the Consolidated Financial Statements
June 30, 2015 and 2014
(Amounts expressed in US Dollars)

13.	Stock Based Compensation – Cont’d

Year ended June 30, 2014

No options were granted pursuant to the Current Stock Option Plan during the year ended June 30, 2014.

On December 10, 2013, 25,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

On February 2, 2014, 50,000 options issued in accordance with the Company’s 2006 Stock Option Plan expired.

As of June 30, 2015, there were no unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the years ended June 30, 2015 and June 30, 2014, was $0 and $11,457, respectively.

The following tables summarize the options outstanding as of June 30, 2015 and 2014, and the option activity for the years then ended:

		Remaining	Remaining
		contractual	contractual
	Option Price	life (in years)	life (in years)	Number of options:
Expiry Date	Per Share	2015	2014	2015	2014
Oct. 22, 2014	$0.33	-	0.32	-	25,000
Apr. 25, 2015	$0.23	-	0.83	-	50,000
Apr. 24, 2022	$0.10	6.82	7.82	8,375,000	8,375,000
Oct. 7, 2022	$0.10	7.28	8.28	125,000	125,000
June 5, 2023	$0.10	7.94	8.94	125,000	125,000
Options outstanding at end of year				8,625,000	8,700,000
Weighted average exercise price at end of year				$0.10	$0.10
Weighted average remaining contractual life (in years)				6.84	7.78

	Number of options:
	2015	2014
Outstanding, beginning of year	8,700,000	8,775,000
Granted	-	-
Expired	(75,000)	(75,000)
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding, end of year	8,625,000	8,700,000
Exercisable, end of year	8,625,000	8,700,000

14.	Geographic Location of Assets

All assets in the financial statements are located in the State of Nevada, United States of America except for Cash and Cash equivalents of $979, which are located in Canada.

F24

INFRASTRUCTURE MATERIALS CORP.
Notes to the Consolidated Financial Statements
June 30, 2015 and 2014
(Amounts expressed in US Dollars)

15.	Income Taxes

The Company's current and deferred income taxes are as follows:

	2015	2014

Loss before income taxes	$(579,471)	$(1,031,244)

Expected income tax recovery at the statutory rate of 29.5%	$(170,944)	$(304,217)
Increase in income taxes resulting from:
Permanent differences	-	3,380
Timing Difference	(5,797)	49,517
Valuation allowance	176,741	251,320

Provision for income taxes	$-	$-

The Company has deferred income tax assets as follows:

	2015	2014

Net operating loss carry forward	$21,806,144	19,817,037$

Deferred Income tax on loss carry forward	$6,432,812	$5,846,026
Temporary differences (due to timing difference between tax value and book value)	31,603	160,567
Valuation allowance for deferred income tax assets	(6,464,415)	(6,006,593)

Deferred income taxes	$-	$-

As of June 30, 2015, the Company has non-capital losses of approximately $21,806,144 available to offset future taxable incomes which expire as follows:

2026	$64,024
2027	$2,324,117
2028	$3,474,713
2029	$4,536,752
2030	$2,868,022
2031	$3,849,845
2032	$1,352,825
2033	$1,769,492
2034	$943,969
2035	$622,385
$21,806,144

F25

INFRASTRUCTURE MATERIALS CORP.
Notes to the Consolidated Financial Statements
June 30, 2015 and 2014
(Amounts expressed in US Dollars)

16.	Commitments and Contingencies

On August 1, 2006, the Company acquired the Pansy Lee Claims Group from Anglo Gold Mining Inc. in exchange for 1,850,000 Common Shares pursuant to an Asset Purchase Agreement dated August 1, 2006 (the “Pansy Lee Purchase Agreement”). Pursuant to the Pansy Lee Purchase Agreement, a 2% net smelter royalty pertains to eight of the twelve claims in this group. In the event that any one or more of the eight claims becomes a producing claim, any revenue generated is subject to a 2% net smelter return royalty where net smelter returns are based upon gross revenue less deductions as provided in the Pansy Lee Purchase Agreement.

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

On January 15, 2010, IMC US entered into a Mineral Rights Agreement with Eugene M. Hammond (the “Hammond Mineral Rights Agreement”) pursuant to which the Company purchased a 25% interest in any and all minerals extracted from 160 acres (the “Hammond Mineral Rights Property”) that is covered by the Hammond Mineral Rights Agreement. The purchase price was $400. In the event that the Hammond Mineral Rights Property becomes a producing property, Eugene M. Hammond is entitled to receive a royalty of $0.125 per ton on material mined and removed from the Hammond Mineral Rights Property. The Hammond Mineral Rights Agreement does not cover petroleum.

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

F26

INFRASTRUCTURE MATERIALS CORP.
Notes to the Consolidated Financial Statements
June 30, 2015 and 2014
(Amounts expressed in US Dollars)

16.	Commitments and Contingencies - Cont’d

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

F27

INFRASTRUCTURE MATERIALS CORP.
Notes to the Consolidated Financial Statements
June 30, 2015 and 2014
(Amounts expressed in US Dollars)

16.	Commitments and Contingencies - Cont’d

The Company has entered into operating leases for its office space and certain office furniture and equipment. Rent payments associated with those leases for the years ended June 30, 2015, and June 30, 2014, were $24,787 and $25,095, respectively. As of June 30, 2015, the Company’s estimated future minimum cash payments under non-cancelable operating leases for the year ending June 30, 2016, are $163.

Maintaining Claims in Good Standing

The Company is required to pay to the BLM on or before September 1st of each year, a fee in the amount of $155 per mineral claim held by the Company. The total amount paid in August 2015, was $50,840 for 328 claims held by the Company at that date. The BLM fee for the 18 NL Project claims held by the Company was paid by IMMI pursuant to the IMMI Option Agreement described above.

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

17.	Related Party Transactions

As of June 30, 2015, the Company was owed $967 by a member of the Company’s Board of Directors for expenses advanced on behalf of the director. There are no other amounts owed to or from related parties as of June 30, 2015, and June 30, 2014 except as discussed in Note 9, Notes Payable.

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the Company and the related parties.

Year ended June 30, 2015

A corporation owned and operated by Mason Douglas, the Company’s President and Chief Executive Officer and also a member of the Company’s Board of Directors, received $23,250 for his services for the three-months ended June 30, 2015, and $93,000 for the year ended June 30, 2015.

The Company’s Chief Financial Officer, Rakesh Malhotra, received $455 for consulting services provided to the Company for the three months ended June 30, 2015, and $5,165 for the year ended June 30, 2015.

The Company recorded interest expense of $2,280 for the three-months ended June 30, 2015, and $6,868 for year ended June 30, 2015, pursuant to promissory notes issued to a corporation that is owned and controlled by a member of the Company’s Board of Directors, Todd Montgomery. Also see Note 9, Notes Payable.

F28

INFRASTRUCTURE MATERIALS CORP.
Notes to the Consolidated Financial Statements
June 30, 2015 and 2014
(Amounts expressed in US Dollars)

17.	Related Party Transactions – Cont’d

Key management personnel are those persons that have the authority and responsibility for planning, directing and controlling the activities of the Company, directly or indirectly. Key management personnel of the Company include executive officers, other senior members of the management team, and the Board of Directors. The compensation paid or payable to key management personnel, or to companies in common with key management personnel, for services provided as detailed above for the year ended June 30, 2015 was:

Compensation (fees)	$98,165

Interest expense	$6,868

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

F29

INFRASTRUCTURE MATERIALS CORP.
Notes to the Consolidated Financial Statements
June 30, 2015 and 2014
(Amounts expressed in US Dollars)

18.	Subsequent Events

The Company borrowed an additional $163,300 from Mont Strategies Inc. pursuant to the terms of the Standby Support Agreement discussed in Note 9, Notes Payable.

Following a review of the Company’s mineral claims, the Company determined it was not in its best interest to retain one precious metals mineral claim held by SRC and, on August 28, 2015, elected to drop one of the 61 mineral claims of the Clay Peters Claim Group.

The Company received 350,000 shares of IMMC’s common stock on September 9, 2015, pursuant to the option agreement between SRC and IMMI, IMMC’s wholly owned subsidiary, as further described in Note 16, Commitments and Contingencies. IMMI has until October 17, 2015, to make the final payment of $100,000 that was due on September 15, 2015.

F30