Form 10-Q
period 2015-09-30
INFRASTRUCTURE MATERIALS CORP.
filed 2015-11-16
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes [  ]     No [X]

The number of shares of registrant’s common stock outstanding as of October 31, 2015 was 138,304,619.

INFRASTRUCTURE MATERIALS CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INFRASTRUCTURE MATERIALS CORP.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

CONTENTS

Interim Consolidated Balance Sheets as of September 30, 2015 (unaudited) and June 30, 2015 (audited)	4

Interim Consolidated Statements of Operations and Comprehensive Loss for the three-months ended September 30, 2015 and September 30, 2014,	5

Interim Consolidated Statements of Changes in Stockholders' Equity for the three-months ended September 30, 2015 (unaudited) and for the year ended June 30, 2015 (audited)	6

Interim Consolidated Statements of Cash Flows for the three-months ended September 30, 2015 and September 30, 2014	7

Condensed Notes to Interim Consolidated Financial Statements	8 - 22

INFRASTRUCTURE MATERIALS CORP.
Interim Consolidated Balance Sheets as at
September 30, 2015 and June 30, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	September 30,	June 30,
	2015	2015
	$	$
	(unaudited)	(audited)
ASSETS
Current
Cash and cash equivalents	8,817	5,666
Investments (Note 9)	67,694	57,128
Prepaid expenses and other receivables	41,883	14,810

Total Current Assets	118,394	77,604

Restricted Cash (Note 5)	52,000	52,000
Reclamation Deposit (Note 6)	21,600	21,600

Plant and Equipment, net (Note 7)	420,070	435,749

Total Assets	612,064	586,953

LIABILITIES
Current
Accounts payable	10,083	8,712
Accrued liabilities	65,789	47,803
Notes Payable (Note 8)	454,622	267,868
Deferred Revenue (Note 9)	440,205	429,639
Total Current Liabilities	970,699	754,022

Asset Retirement Obligation (Note 10)	21,600	21,600

Total Liabilities	992,299	775,622

Going Concern (Note 3)
Commitments and Contingencies (Note 13)
Related Party Transactions (Note 14)
Subsequent Events (Note 15)

STOCKHOLDERS' (DEFICIENCY)
Capital Stock (Note 11)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 138,304,619 issued and outstanding (June 30, 2015 – 138,304,619)	13,830	13,830
Additional Paid in Capital	24,743,631	24,743,631
Deficit	(25,137,696)	(24,946,130)

Total Stockholders' (Deficiency)	(380,235)	(188,669)

Total Liabilities and Stockholders' (Deficiency)	612,064	586,953

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
Interim Consolidated Statements of Operations and Comprehensive Loss
For the three-months ended September 30, 2015and September 30, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	For the	For the
	three months	three months
	ended	ended
	September 30,	September 30,
	2015	2014
	$	$
Operating Expenses

General and administration	94,200	99,602
Project expenses	78,233	60,937
Depreciation	15,679	18,707

Total Operating Expenses	188,112	179,246

Loss from Operations	(188,112)	(179,246)
Interest Expense	(3,454)	(1,172)

Loss before Income Taxes	(191,566)	(180,418)

Provision for income taxes	-	-

Net Loss and Comprehensive Loss	(191,566)	(180,418)

Loss per Weighted Average Number of Shares Outstanding -Basic and Fully Diluted	(0.001)	(0.001)

Weighted Average Number of Shares Outstanding During the Periods -Basic and Fully Diluted	138,304,619	138,304,619

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
For the three-months ended September 30, 2015 and for the year ended June 30, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

					Accumulated
	Common Stock		Additional		Other	Total
	Number		Paid-in		Comprehensive	Stockholders'
	of Shares	Amount	Capital	Deficit	Loss	Equity
		$	$	$	$	$
Balance June 30, 2014 (audited)	138,304,619	13,830	24,743,631	(24,366,659)	-	390,802

Net loss for the year				(579,471)		(579,471)
Balance June 30, 2015(audited)	138,304,619	13,830	24,743,631	(24,946,130)	-	(188,669)

Net loss for the period				(191,566)		(191,566)
Balance September 30, 2015 (unaudited)	138,304,619	13,830	24,743,631	(25,137,696)	-	(380,235)

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
Interim Consolidated Statements of Cash Flows
For the three-months ended September 30, 2015 and September 30, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	For the three	For the three
	months ended	months ended
	September 30, 2015	September 30, 2014
	$	$
Cash Flows from Operating Activities
Net loss	(191,566)	(180,418)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	15,679	18,707
Gain on disposal of plant and equipment		(3,761)
Accretion of Asset Retirement Obligation (Note 10)		491
Cash Flow from Changes in certain assets and liabilities
Prepaid expenses and other receivables	(27,073)	(43,034)
Accounts payable	1,371	27,764
Accrued liabilities	17,986	(24,247)
Interest accrued on promissory note (Note 8)	3,454	1,172

Net cash used in operating activities	(180,149)	(203,326)

Cash Flows from Investing Activities
Cash received for option on claims and included in Deferred revenue net (Note 9)*	-	70,000
Proceeds from sale of plant and equipment	-	10,900

Net cash provided by investing activities	-	80,900

Cash Flows from Financing Activities
Issuance of promissory notes (Note 8)	183,300	170,000

Net cash provided by financing activities	183,300	170,000

Net Change in Cash and cash equivalents	3,151	47,574

Cash and cash equivalents beginning of period	5,666	162,847

Cash and cash equivalents end of period	8,817	210,421

Supplemental Cash Flow Information
Interest Paid	-	-
Income taxes paid	-	-

* Excludes receipt of marketable securities for $10,566 (2014: $12,803), being a non-cash item included in Deferred Revenue

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Infrastructure Materials Corp. (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”); however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at September 30, 2015 and June 30, 2015, the results of its operations for the three-month periods ended September 30, 2015 and September 30, 2014, and its cash flows for the three-month periods ended September 30, 2015 and September 30, 2014. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three-month period ended September 30, 2015 are not necessarily indicative of results to be expected for the full year.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Infrastructure Materials Corp US (“IMC US”), Silver Reserve Corp. (“SRC”) and Canadian Infrastructure Corp. All material inter-company accounts and transactions have been eliminated.

Recently Adopted Accounting Standards

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new standard is effective for the Company on July 1, 2015. Early application is permitted. The adoption of ASU 2014-08 did not have a material impact on the financial statements of the Company.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2015
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
September 30, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation – Cont’d

Recently Issued Accounting Standards-Cont’d

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

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

2.	Nature of Business and Operations-Cont’d

On December 18, 2008, the Company incorporated a second wholly owned subsidiary in the State of Delaware under its former name, “Silver Reserve Corp.” (“SRC”). The Company assigned all fourteen of its precious metal projects in Nevada to SRC. SRC has since terminated its interests in four of the projects. As of the date of the financial statements, the remaining ten projects contain 272 mineral claims covering approximately 5,599 acres on BLM land and 17 patented claims and 3 leased patented claims covering approximately 365 acres. SRC also has a milling facility located in Mina, Nevada on six BLM mill site claims covering 30 acres.

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

The Company’s activities are subject to a number of risks and uncertainties. The Company has had a history of net losses and must continue to seek financing, either through debt or equity, not only to finance its operating expenses, but to continue its exploration activities and its assessments of the commercial viability of its claims. There can be no assurance that such financing will be available on acceptable terms, if at all, or that the Company will attain profitable levels of operation. In addition, strategic acquisitions, if any, could have a dilutive effect on investment. Failure to make accretive acquisitions and successfully integrate them could adversely affect the Company’s future financial results. Because the Company is small and has few financial and other resources, the Company may not be able to succeed in the very competitive industry in which it is engaged. The Company has incurred a cumulative loss of $25,137,696 from inception to September 30, 2015. The Company has no source of operating revenue and expects to incur significant expenses before establishing operating revenue. Due to continuing operating losses and cash outflows from continuing operations, the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. In the event that the Company is unable to raise additional capital, as to which there is no assurance, the Company will not be able to continue doing business. Historically, the Company has funded operations through the issuance of capital stock, convertible debentures and redeemable preferred stock. Prior to December 2011 the Company received net proceeds of $12,718,365 pursuant to the issuance of such securities. In December 2011 the Company completed a public offering in Canada of its Common Shares for net proceeds of $2,215,399. On August 28, 2013, the Company completed a private placement of its Common Shares for net proceeds of $465,343. In April 2013 and July 2013, the Company borrowed $140,000 and $150,000, respectively, issuing promissory notes that were converted to Common Shares in October 2013. During the twelve months ended June 30, 2015, the Company borrowed a total of $261,000, issuing promissory notes that are payable on demand. During the three months ended September 30, 2015, the Company borrowed a total of $183,300, issuing promissory notes that are payable on demand. See Note 8, Notes Payable. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from production of minerals or metals on its properties, if feasible.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.	Fair Value of Financial Instruments

The fair values of financial assets measured at the balance sheet date of September 30, 2015 were as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	8,817	8,817
Investments	67,694			67,694
Restricted Cash	52,000	52,000

The fair values of financial assets measured at the balance sheet date of June 30, 2015 were as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	5,666	5,666
Investments	57,128			57,128
Restricted Cash	52,000	52,000

5.	Restricted Cash

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
September 30, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Plant and Equipment, Net

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Plant and Machinery	15%	declining balance method
Tools	25%	declining balance method
Vehicles	20%	declining balance method
Consumables	50%	declining balance method
Molds	30%	declining balance method
Mobile Equipment	20%	declining balance method
Factory Buildings	5%	declining balance method

	September 30, 2015		June 30, 2015
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Computer equipment	25,729	20,462	25,729	20,031
Office, furniture and fixtures	3,623	3,007	3,623	2,977
Plant and Machinery	1,514,511	1,166,874	1,514,511	1,153,332
Tools	11,498	9,515	11,498	9,382
Vehicles	48,280	40,742	48,280	40,343
Consumables	64,197	64,069	64,197	64,049
Molds	900	864	900	861
Mobile Equipment	73,927	64,049	73,927	63,525
Factory Buildings	74,849	27,862	74,849	27,265
	1,817,514	1,397,444	1,817,514	1,381,765

Net carrying amount		420,070		435,749
Depreciation charges		15,679		74,421

During the three-months ended September 30, 2015, the Company recorded depreciation expense of $15,679. During the twelve months ended June 30, 2015, the Company recorded depreciation expense of $74,421.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.	Notes Payable

On July 3, 2014, the Company borrowed $70,000 from Mont Strategies Inc. (“Mont Strategies”), a company that is owned and controlled by a member of the Company’s Board of Directors. This loan was made pursuant to a demand promissory note that bears interest at 4 percent (4%) per annum and may also be prepaid by the Company at any time without penalty. If the Company fails to make payment within five business days of demand by Mont Strategies, the promissory note will bear interest at ten percent (10%) per annum. The Company intends to use the proceeds of the promissory note for working capital. For the year ended June 30, 2015, the Company recorded interest expense of $2,784 for this promissory note. For the three-month period ended September 30, 2015, the Company recorded interest expense of $706 for this promissory note.

On August 18, 2014, the Company borrowed an additional $100,000 from Mont Strategies. This loan was made pursuant to a demand promissory note that bears interest at 4 percent (4%) per annum and may also be prepaid by the Company at any time without penalty. If the Company fails to make payment within five business days of demand by Mont Strategies, the promissory note will bear interest at ten percent (10%) per annum. The Company intends to use the proceeds of the promissory note for working capital. For the year ended June 30, 2015, the Company recorded interest expense of $3,473 for this promissory note. For the three-month period ended September 30, 2015, the Company recorded interest expense of $1,008 for this promissory note.

On March 25, 2015, the Company entered into a Standby Support Agreement (the “Agreement”) with Mont Strategies. The Agreement contemplates that Mont Strategies will consider advancing loans to the Company as the Company requests funding from time to time during the two-year term of the Agreement. The Agreement does not obligate Mont Strategies to fund such requests. Proceeds from these loans are used as working capital. Each loan funded under the Agreement is evidenced by a separate demand promissory note that bears simple interest at a rate of four percent (4%) per annum. The loans may be repaid by the Company at any time without penalty, or upon demand by Mont Strategies. If the Company fails to make payment on a promissory note issued pursuant to the Agreement within five business days of demand by Mont Strategies, such promissory note will bear interest at ten percent (10%) per annum. The promissory notes are general obligations of the Company and not secured. During the year ended June 30, 2015, the Company received loans in the aggregate of $91,000 and recorded interest expense of $611. During the three months ended September 30, 2015, the Company received loans in the aggregate of $183,300 and recorded interest expense of $1,740.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Deferred Revenue, Investments, Other Income and Accumulated Other Comprehensive Loss

On February 25, 2011, SRC entered into an option and joint venture agreement (the “Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project (the “NL Project”) for total consideration of $350,000 cash and 1,925,000 shares of IMMC’s common stock (together, the “Consideration”). The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47. Under the terms of the Option Agreement, the Consideration is payable over a five-year period that ended on September 15, 2015 and was extended to October 19, 2015, with IMMI’s interest in the NL Project vesting at the end of such period. Also see Note 13, Commitments and Contingencies.

As of June 30, 2015, the Company had received Consideration of $429,639, consisting of 1,575,000 shares of IMMC with an initial fair market value of $179,639 that was recorded as Investments in the Company’s Consolidated Balance Sheets, and $250,000 in cash.

As of September 30, 2015, the Company had received Consideration of $440,205, consisting of 1,925,000 shares of IMMC with an initial fair market value of $190,205 that was recorded as Investments in the Company’s Consolidated Balance Sheets, and $250,000 in cash. Because IMMI’s interest in the NL Project vests at the end of the five-year period as extend to October 19, 2015 and since the final cash payment, in the amount of $100,000, was not received until after September 30, 2015 (See Note 15), this Consideration is accounted for in the Consolidated Balance Sheets as Deferred Revenue.

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

In the absence of any trading of IMMC's common shares on the Exchange as a result of the ongoing trading halt for the three-month period, the Company’s determination of fair value was based on the best information available in the circumstances, and incorporates management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors. This investment is valued taking into consideration any changes in key inputs and changes in economic and other relevant conditions. No impairment loss or change in value of securities has been recorded for the three- month period ended September 30, 2015.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Deferred Revenue, Investments, Other Income and Accumulated Other Comprehensive Loss – Cont’d

			Accumulated
			Other
	Deferred		Comprehensive
	Revenue	Investments	Loss
Balance as of July 1, 2014	$346,836	$44,325	$-
Consideration received during the year ended June 30, 2015	82,803	12,803

Balance as of June 30, 2015	$429,639	$57,128	$-

Consideration received during the period ending September 30, 2015	10,566	10,566

Balance as of September 30, 2015	$440,205	$67,694	$-

10.	Asset Retirement Obligation

The Company is required to recognize a liability for its legal obligation to perform reclamation and disturbance monitoring activities once any of its projects are abandoned or closed. Although these activities are conditional upon future events, the Company is required to make a reasonable estimate of the fair value of the liability. At the end of each reporting period, asset retirement obligations ("ARO") are equal to the present value of all estimated future costs required to remediate any ground disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. A liability for an ARO may be incurred over more than one reporting period if the events that create the obligation occur over more than one reporting period. Any incremental liability incurred in a subsequent reporting period shall be considered to be an additional layer of the original liability. Each layer shall be initially measured at fair value. Included in this liability are the costs of reclamation and monitoring and maintenance costs. A discount rate of 10% was determined to be applicable.

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

Balance as of June 30, 2014	$19,636
Accretion for the year ended June 30, 2015	1,964

Balance as of June 30, 2015 and September 30, 2015	$21,600

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

11.	Issuance of Common Shares and Warrants

Common Shares:

Three-month period ended September 30, 2015

There were no securities issued during this three-month period.

Year ended June 30, 2015

There were no securities issued during this twelve-month period.

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

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

12.	Stock Based Compensation-Cont’d

Three-month period ended September 30, 2015

No options were granted pursuant to the Current Stock Option Plan during the three-month period ended September 30, 2015.

Year ended June 30, 2015

No options were granted pursuant to the Current Stock Option Plan during the year ended June 30, 2015.

The following table summarizes the options outstanding at September 30, 2015:

Outstanding at June 30, 2015 (audited)	8,625,000
Granted	-
Expired	-
Exercised	-
Forfeited	-
Cancelled	-
Outstanding at September 30, 2015	8,625,000
Exercisable at September 30, 2015	8,625,000

13.	Commitments and Contingencies

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

On May 30, 2008, the Company entered into an agreement (the “Harting Lease Agreement”) with Ovidia Harting (“Harting”) to lease two patented claims covering approximately 35 acres in Esmeralda County, Nevada. The Harting Lease Agreement has a renewable term of 10 years and permits the Company to explore the area covered by the patented claims. The Harting Lease Agreement provides for annual payments of $1,000 per claim to Harting and also requires that the Company pay the real estate taxes imposed by Esmeralda County on the property. In the event that one or both of these claims enters into production, any revenue generated is subject to a 3% net smelter return royalty to be calculated and paid to Harting within 45 days after the end of each calendar quarter. The Company may terminate the Harting Lease Agreement at any time by giving 60 days’ advance written notice to Harting.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2015
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
September 30, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

13.	Commitments and Contingencies – Cont’d

Effective as of June 23, 2008, the Company appointed Mason Douglas as the President of the Company. Mr. Douglas is also a director of the Company. In connection with the appointment, the Company entered into a consulting services agreement with a Canadian corporation that is controlled by Mr. Douglas (the “Consulting Agreement”). The Consulting Agreement has a term of one year and is then automatically renewable. Either party may terminate the Consulting Agreement upon 90 days’ notice to the other party. According to the terms of the Consulting Agreement, as amended effective March 1, 2012, the Company pays a monthly fee of $10,417 and reimburses related business expenses. The Consulting Agreement permits Mr. Douglas to fulfill his duties for the Company from his office in Canada. Mr. Douglas does not receive a salary from the Company. Effective October 1, 2012, the Company appointed Mr. Douglas to also serve as its Chief Executive Officer. In connection with this appointment, the Consulting Agreement was amended to increase the consulting fee to $155,000 annually, payable in 12 equal monthly installments. By mutual agreement between the Company and Mr. Douglas, effective as of March 1, 2013, the consulting fee was changed to an annual rate of $93,000, payable in 12 equal monthly installments.

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

The Company is also required to pay on or before November 1st of each year, annual fees to counties in Nevada in which the claims are held. In October 2015, the Company paid $3,476 to six counties in Nevada for annual claims-related fees. The annual county fee for the 18 NL Project claims held by the Company was paid by IMMI pursuant to the IMMI Option Agreement described above.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2015 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

13.	Commitments and Contingencies – Cont’d

The Company also holds certain patented claims and leases other patented claims in Nevada. A patented claim is fee simple title to the property. Patented claims are subject to taxes assessed by the local community based on assessment rates set annually.

14.	Related Party Transactions

There are no amounts owed to or from related parties as of September 30, 2015, except as discussed in Note 8, Notes Payable. As of June 30, 2015, the Company was owed $967 by a member of the Company’s Board of Directors for expenses advanced on behalf of the director. There are no other amounts owed to or from related parties as of June 30, 2015, except as discussed in Note 8, Notes Payable.

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the Company and the related parties.

Three-months ended September 30, 2015

A corporation owned and operated by Mason Douglas, the Company’s President and Chief Executive Officer and also a member of the Company’s Board of Directors, received $23,250 for his services for the three-months ended September 30, 2015.

The Company recorded interest expense of $3,454 for the three-months ended September 30, 2015, pursuant to promissory notes issued to a corporation that is owned and controlled by a member of the Company’s Board of Directors, Todd Montgomery. Also see Note 8 Notes Payable.

Key management personnel are those persons that have the authority and responsibility for planning, directing and controlling the activities of the Company, directly or indirectly. Key management personnel of the Company include executive officers, other senior members of the management team, and the Board of Directors. The compensation paid or payable to key management personnel, or to companies in common with key management personnel, for services provided as detailed above for the three-months ended September 30, 2015 was:

Compensation (fees)	$23,250

Interest expense	$3,454

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.	Related Party Transactions-Cont’d

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

Compensation (fees)	$23,250

Interest expense	$1,172

15.	Subsequent Event

The Company had received 350,000 shares of IMMC’s common stock on September 9, 2015, pursuant to the option agreement between SRC and IMMI, IMMC’s wholly owned subsidiary, as further described in Note 13, Commitments and Contingencies. On October 14, 2015, the Company received the final cash payment of $100,000.

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

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2015

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

Discussion of Operations and Financial Condition

Three-Month Period ended September 30, 2015

The Company has not yet realized revenues from its planned operations. Given the present unfavorable climate for raising capital for mineral exploration, the Company has halted its exploration efforts but will continue to maintain its mineral interests and milling facility. The Company has incurred a cumulative loss of $25,137,696 from inception to September 30, 2015. We expect our operating losses to continue. Our efforts to raise capital and monetize assets are our priority.

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

The Company also continues to look for joint venture opportunities that would fund efforts to develop mineral deposits of other commodities in high demand or which we anticipate will be in high demand in the future. We continue to believe that the United States federal government will embark on major infrastructure expenditures in the next 10 years. Though we have been disappointed that these investments have not come sooner, when significant infrastructure investment does occur, we believe it will create a demand for cement that will exceed the current sources of supply in certain areas of the United States. Because cement is made from limestone, we believe our Blue Nose and Morgan Hill limestone projects provide significant potential for filling an anticipated increased demand for cement in the States of Nevada, California, Utah, Idaho and Arizona.

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

SELECTED FINANCIAL INFORMATION

	Three months	Three months
	ended	ended
	September 30, 2015	September 30, 2014

Revenues	Nil	Nil
Net (Loss)	($191,566)	($180,418)
(Loss) per share-basic and diluted	(0.001)	(0.001)

	As of	As of
	September 30, 2015	June 30, 2015

Total Assets	$612,064	$586,953
Total Liabilities	$992,299	$775,622
Cash dividends declared per share	Nil	Nil

Total assets as of September 30, 2015, include cash and cash equivalents of $8,817, investments of $67,694, prepaid expenses and other receivables of $41,883, restricted cash of $52,000, reclamation deposits of $21,600, and plant and equipment of $420,070, net of depreciation. As of June 30, 2015, total assets include cash and cash equivalents of $5,666, investments of $57,128, prepaid expenses and other receivables of $14,810, restricted cash of $52,000, reclamation deposits of $21,600, and plant and equipment of $435,749, net of depreciation.

The revenues and net loss (unaudited) of the Company for the quarter ended September 30, 2015 as well as the seven quarterly periods completed immediately prior thereto are set out below:

	For the	For the	For the	For the	For the	For the	For the	For the
	three months	three months	three months	three months	three months	three months	three months	three months
	ended	ended	ended	ended	ended	ended	ended	ended
	September	June	March	December	September	June	March	December
	2015	2015	2015	2014	2014	2014	2014	2013
	$	$	$	$	$	$	$	$

Revenues	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Net Loss	(191,566)	(140,906)	(134,201)	(123,946)	(180,418)	(314,420)	(162,934)	(157,933)

Loss per Weighted Average Number of Shares Outstanding -Basic and Fully Diluted	(0.001)	(0.002)	(0.001)	(0.001)	(0.001)	(0.002)	(0.001)	(0.001)

Revenues

No revenue was generated by the Company’s operations during the three-month periods ended September 30, 2015 and September 30, 2014. The Company has not yet realized any revenue from its operations.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administration Expense

Included in operating expenses for the three-month period ended September 30, 2015, is general and administration expense of $94,200 as compared with $99,602 for the three-month period ended September 30, 2014. General and administration expense consists of professional, consulting, office and general and other miscellaneous costs. General and administration expense represents approximately 50% of the total operating expense for the three-month period ended September 30, 2015 and 56% of the total operating expenses for the three-month period ended September 30, 2014. General and administration expense decreased by $5,402 in the current three-month period, as compared to the similar three-month period for the prior year.

(b) Project Expense

During the three-month period ended September 30, 2015, project expense was $78,233 as compared to $60,937 for the three-month period ended September 30, 2014. Project expense represents approximately 42% of the total operating expenses for the three-month period ended September 30, 2015 and approximately 34% of the total operating expenses for the three-month period ended September 30, 2014. Project expense increased by $17,296 during the three-month period ended September 30, 2015.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow and cash in hand for the three-month periods:

	September 30, 2015	September 30, 2014

Cash and cash equivalents	$8,817	$210,421
Working capital (deficit)	$(852,305)	$86,087
Cash (used) in operating activities	$(180,149)	$(203,326)
Cash provided by investing activities	$-	$80,900
Cash provided by financing activities	$183,300	$170,000

As of September 30, 2015, the Company had working capital deficit of $852,305 as compared to working capital of $86,087 as of September 30, 2014. The deficit in working capital as of September 30, 2015 is primarily a result of deferred revenue of $440,205 which is realized subsequent to September 30, 2015.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2015 and September 30, 2014.

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

On February 25, 2011, SRC entered into an option and joint venture agreement (the “IMMI Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project (the “NL Project”) for total consideration of $350,000 cash and 1,925,000 shares of IMMC’s common stock (the “Consideration”). The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47. Under the terms of the IMMI Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period. In the event of early termination of the IMMI Option Agreement, IMMI is not entitled to the return of Consideration previously paid to SRC. If the NL Project is determined to be economically feasible, based upon criteria contained in the IMMI Option Agreement, SRC will be required to fund its portion of an operating budget proposed by IMMI in order to retain its 15% interest in the NL Project and to acquire a 15% interest in IMMI’s Nivloc Mine Project (the NL Project and the Nivloc Mine Project, collectively, the “IMMI Project”). In the event that SRC decides not to fund its portion of the budget, its 15% interest would be forfeited, but SRC would be entitled to a 2% net smelter return royalty if and when the IMMI Project enters the production phase. Upon funding of the operating budget and SRC’s acquisition of a 15% interest in the IMMI Project, SRC and IMMI would enter into a joint venture agreement. See also “Subsequent Events”.

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

The Company is also required to pay on or before November 1st of each year, annual fees to counties in Nevada in which the claims are held. In October 2015, the Company paid $3,476 to six counties in Nevada for annual claims-related fees. The annual county fee for the 18 NL Project claims held by the Company was paid by IMMI pursuant to the IMMI Option Agreement described above.

The Company also holds certain patented claims and leases other patented claims in Nevada. A patented claim is fee simple title to the property. Patented claims are subject to taxes assessed by the local community based on assessment rates set annually.

Cash Requirements

At September 30, 2015, the Company had cash and cash equivalents of $8,817, investments of $67,694 and prepaid expenses and other receivables of $41,883 for total current assets of $118,394.

Given the present unfavorable climate for raising capital for mineral exploration, the Company has halted its exploration efforts. The Company is investigating all of its options in light of current market conditions in the capital markets. During the twelve- month period ending September 30, 2016, the Company expects to incur approximately $75,000 of Project Expenses, generally to maintain its mineral interests and milling facility. Our ability to incur Project Expenses is subject to our having adequate funds. The Company has no firm commitment for additional financing and may not be able to incur all of the Project and General and Administration Expenses planned in the current fiscal year unless additional capital is raised. In March 2015 the Company entered into a Standby Support Agreement (the “Agreement”) with Mont Strategies Inc., a company that is owned and controlled by a member of the Company’s Board of Directors. Pursuant to the Agreement, Mont Strategies Inc. may, but is not obligated to, provide funding to the Company to maintain operations. The Agreement has a two-year term and contemplates funding backed by demand promissory notes bearing interest at a rate of four percent (4%) per annum.

Subsequent Events

The Company had received 350,000 shares of IMMC’s common stock on September 9, 2015, pursuant to the option agreement between SRC and IMMI, IMMC’s wholly owned subsidiary, as further described in Note 13, Commitments and Contingencies. On October 14, 2015, the Company received the final cash payment of $100,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

CONTROLS AND PROCEDURES

Based on an evaluation, conducted by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of September 30, 2015, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

Changes in Internal Controls

During the quarter ended September 30, 2015, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $25,137,696 from inception to September 30, 2015, and incurred losses of $191,566 during the three-month period ended September 30, 2015. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates.

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

INFRASTRUCTURE MATERIALS CORP.

Dated: November 16, 2015	By:/s/Randal Ludwar
Randal Ludwar, Secretary