Form 10-Q
period 2015-12-31
INFRASTRUCTURE MATERIALS CORP.
filed 2016-02-16
CIK 1383859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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
Yes [  ]     No [X]

The number of shares of registrant’s common stock outstanding as of January 31, 2016 was 138,304,619.

INFRASTRUCTURE MATERIALS CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015
TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INFRASTRUCTURE MATERIALS CORP.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

CONTENTS

Interim Consolidated Balance Sheets as of December 31, 2015 (unaudited) and June 30, 2015 (audited)	4

Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the six-months and three-months ended December 31, 2015 and December 31, 2014,	5

Interim Consolidated Statements of Changes in Stockholders' Deficiency for the six-months ended December 31, 2015 (unaudited) and for the year ended June 30, 2015 (audited)	6

Interim Consolidated Statements of Cash Flows for the six-months ended December 31, 2015 and December 31, 2014	7

Condensed Notes to Interim Consolidated Financial Statements	8 - 25

INFRASTRUCTURE MATERIALS CORP.
Interim Consolidated Balance Sheets as at
December 31, 2015 and June 30, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	December 31,	June 30,
	2015	2015
	$	$
	(unaudited)	(audited)
ASSETS
Current
Cash and cash equivalents	109,757	5,666
Investments (Note 9)	212,673	57,128
Prepaid expenses and other receivables	31,195	14,810

Total Current Assets	353,625	77,604

Restricted Cash (Note 5)	52,000	52,000
Reclamation Deposit (Note 6)	21,600	21,600

Plant and Equipment, net (Note 7)	404,404	435,749

Total Assets	831,629	586,953

LIABILITIES
Current
Accounts payable	12,236	8,712
Accrued liabilities	42,917	47,803
Notes Payable (Note 8)	437,548	267,868
Deferred Revenue (Note 9)	-	429,639
Total Current Liabilities	492,701	754,022

Deferred Revenue (Note 9)	321,506	-
Asset Retirement Obligation (Note 10)	21,600	21,600

Total Liabilities	835,807	775,622

Going Concern (Note 3)
Commitments and Contingencies (Note 13)
Related Party Transactions (Note 14)
Subsequent Events (Note 15)

STOCKHOLDERS' DEFICIENCY
Capital Stock (Note 11)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 138,304,619 issued and outstanding (June 30, 2015 – 138,304,619)	13,830	13,830
Additional Paid in Capital	24,743,631	24,743,631
Accumulated other comprehensive loss (Note 9)	(55,021)
Deficit	(24,706,618)	(24,946,130)

Total Stockholders' Deficiency	(4,178)	(188,669)

Total Liabilities and Stockholders' Deficiency	831,629	586,953

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
For the six-months and three-months ended December 31, 2015 and December 31, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	For the	For the	For the	For the
	six months	six months	three months	three months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014
	$	$	$	$
Operating Expenses

General and administration	175,647	194,692	81,447	95,090
Project expenses	85,833	69,509	7,600	8,572
Depreciation	31,345	37,277	15,666	18,570

Total Operating Expenses	292,825	301,478	104,713	122,232

Loss from Operations	(292,825)	(301,478)	(104,713)	(122,232)
Other income-interest	-	-	-	-
Other income- option and joint venture agreement (Note 9)	540,205	-	540,205	-
Interest Expense	(7,868)	(2,886)	(4,414)	(1,714)

Income (Loss) before Income Taxes	239,512	(304,364)	431,078	(123,946)

Provision for income taxes	-	-	-	-

Net Income (Loss )	239,512	(304,364)	431,078	(123,946)

Income (Loss) per Weighted Average Number of Shares Outstanding
-Basic and Fully Diluted	0.002	(0.002)	0.003	(0.001)

Weighted Average Number of Shares Outstanding During the Periods
-Basic and Fully Diluted	138,304,619	138,304,619	138,304,619	138,304,619

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net Income (Loss)	239,512	(304,364)	431,078	(123,946)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(55,021)	-	(55,021)	-

Comprehensive Income (Loss)	184,491	(304,364)	376,057	(123,946)

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the six-months ended December 31, 2015 and for the year ended June 30, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

					Accumulated
	Common Stock		Additional		Other	Total
	Number		Paid-in		Comprehensive	Stockholders'
	of Shares	Amount	Capital	Deficit	Loss	Equity
		$	$	$	$	$
Balance June 30, 2014 (audited)	138,304,619	13,830	24,743,631	(24,366,659)	-	390,802

Net loss for the year				(579,471)		(579,471)
Balance June 30, 2015 (audited)	138,304,619	13,830	24,743,631	(24,946,130)	-	(188,669)

Unrealized loss on investments					(55,021)	(55,021)
Net Income for the period				239,512		239,512
Balance December 31, 2015 (unaudited)	138,304,619	13,830	24,743,631	(24,706,618)	(55,021)	(4,178)

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
Interim Consolidated Statements of Cash Flows
For the six-months ended December 31, 2015 and December 31, 2014
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	For the six	For the six
	months ended	months ended
	December 31, 2015	December 31, 2014
	$	$
Cash Flows from Operating Activities
Net Income (loss)	239,512	(304,364)
Adjustment to reconcile net loss to cash used in operating activities
Depreciation	31,345	37,277
Gain on disposal of plant and equipment	-	(3,761)
Accretion of Asset Retirement Obligation (Note 10)	-	982
Cash flow from changes in certain assets and liabilities
Prepaid expenses and other receivables	(16,385)	(38,784)
Accounts payable	3,524	2,142
Accrued liabilities	(4,886)	(34,057)
Deferred revenue reclassed to income	(540,205)
Interest accrued on promissory notes (Note 8)	7,380	2,886

Net cash used in operating activities	(279,715)	(337,679)

Cash Flows from Investing Activities
Decrease (Increase) in Restricted Cash		9,000
Cash received for option on claims and included in Deferred revenue net (Note 9)*	121,506	70,000
Cash received for option and joint venture agreement (Note 9)	100,000	-
Proceeds from sale of plant and equipment	-	10,900

Net cash provided by investing activities	221,506	89,900

Cash Flows from Financing Activities
Issuance of promissory notes (Note 8)	183,300	170,000
Repayment of promissory notes	(21,000)	-

Net cash provided by financing activities	162,300	170,000

Net Change in Cash and cash equivalents	104,091	(77,779)

Cash and cash equivalents beginning of period	5,666	162,847

Cash and cash equivalents end of period	109,757	85,068

Supplemental Cash Flow Information
Interest Paid	488	-
Income taxes paid	-	-

Excludes receipt of Investments for $210,566 (2014: $12,803) being a non-cash item included in Deferred Revenue.

See Condensed Notes to the Interim Consolidated Financial Statements

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Infrastructure Materials Corp. (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”); however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at December 31, 2015 and June 30, 2015, the results of its operations for the three and six-month periods ended December 31, 2015 and December 31, 2014, and its cash flows for the six-month periods ended December 31, 2015 and December 31, 2014. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six-month period ended December 31, 2015 are not necessarily indicative of results to be expected for the full year.

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
December 31, 2015
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
December 31, 2015
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
December 31, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

2.	Nature of Business and Operations – Cont’d

On December 18, 2008, the Company incorporated a second wholly owned subsidiary in the State of Delaware under its former name, “Silver Reserve Corp.” (“SRC”). The Company assigned all fourteen of its precious metal projects in Nevada to SRC. SRC has since terminated its interests in four of the projects. As of the date of the financial statements, the remaining ten projects include a 100% interest in 283 mineral claims covering approximately 5,826 acres on BLM land, a 15% interest in 18 mineral claims covering approximately 372 acres on BLM land, and 17 patented claims and 3 leased patented claims covering approximately 365 acres. SRC also has a milling facility located in Mina, Nevada on six BLM mill site claims covering 30 acres.

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

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

3.	Going Concern – Cont’d

The Company’s activities are subject to a number of risks and uncertainties. The Company has had a history of net losses and must continue to seek financing, either through debt or equity, not only to finance its operating expenses, but to continue its exploration activities and its assessments of the commercial viability of its claims. There can be no assurance that such financing will be available on acceptable terms, if at all, or that the Company will attain profitable levels of operation. In addition, strategic acquisitions, if any, could have a dilutive effect on investment. Failure to make accretive acquisitions and successfully integrate them could adversely affect the Company’s future financial results. Because the Company is small and has few financial and other resources, the Company may not be able to succeed in the very competitive industry in which it is engaged. The Company has incurred a cumulative loss of $24,706,618 from inception to December 31, 2015. The Company has no source of operating revenue and expects to incur significant expenses before establishing operating revenue. Due to continuing operating losses and cash outflows from continuing operations, the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. In the event that the Company is unable to raise additional capital, as to which there is no assurance, the Company will not be able to continue doing business. Historically, the Company has funded operations through the issuance of capital stock, convertible debentures and redeemable preferred stock. Prior to December 2011 the Company received net proceeds of $12,718,365 pursuant to the issuance of such securities. In December 2011 the Company completed a public offering in Canada of its Common Shares for net proceeds of $2,215,399. On August 28, 2013, the Company completed a private placement of its Common Shares for net proceeds of $465,343. In April 2013 and July 2013, the Company borrowed $140,000 and $150,000, respectively, issuing promissory notes that were converted to Common Shares in October 2013. During the twelve months ended June 30, 2015, the Company borrowed a total of $261,000, issuing promissory notes that are payable on demand. During the three months ended September 30, 2015, the Company borrowed a total of $183,300, issuing promissory notes that are payable on demand. See Note 8, Notes Payable. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from production of minerals or metals on its properties, if feasible.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.	Fair Value of Financial Instruments

The fair values of financial assets measured at the balance sheet date of December 31, 2015 were as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	109,757	109,757
Marketable securities	212,673	144,979		67,694
Restricted Cash	52,000	52,000

The fair values of financial assets measured at the balance sheet date of June 30, 2015 were as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash and cash equivalents	5,666	5,666
Investments	57,128			57,128
Restricted Cash	52,000	52,000

5.	Restricted Cash

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

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	Reclamation Deposit-Cont’d

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

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Office furniture and fixtures	20%	declining balance method
Plant and Machinery	15%	declining balance method
Tools	25%	declining balance method
Vehicles	20%	declining balance method
Consumables	50%	declining balance method
Molds	30%	declining balance method
Mobile Equipment	20%	declining balance method
Factory Buildings	5%	declining balance method

	December 31, 2015		June 30, 2015
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$

Computer equipment	25,729	20,888	25,729	20,031
Office, furniture and fixtures	3,623	3,040	3,623	2,977
Plant and Machinery	1,514,511	1,180,419	1,514,511	1,153,332
Tools	11,498	9,647	11,498	9,382
Vehicles	48,280	41,138	48,280	40,343
Consumables	64,197	64,087	64,197	64,049
Molds	900	867	900	861
Mobile Equipment	73,927	64,568	73,927	63,525
Factory Buildings	74,849	28,456	74,849	27,265
	1,817,514	1,413,110	1,817,514	1,381,765

Net carrying amount		404,404		435,749
Depreciation charges		31,345		74,421

During the six-months ended December 31, 2015, the Company recorded depreciation expense of $31,345. During the twelve months ended June 30, 2015, the Company recorded depreciation expense of $74,421.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.	Notes Payable

On July 3, 2014, the Company borrowed $70,000 from Mont Strategies Inc. (“Mont Strategies”), a company that is owned and controlled by a member of the Company’s Board of Directors. This loan was made pursuant to a demand promissory note that bears interest at 4 percent (4%) per annum and may also be prepaid by the Company at any time without penalty. If the Company fails to make payment within five business days of demand by Mont Strategies, the promissory note will bear interest at ten percent (10%) per annum. The Company intends to use the proceeds of the promissory note for working capital. For the year ended June 30, 2015, the Company recorded interest expense of $2,784 for this promissory note. For the six-month period ended December 31, 2015, the Company recorded interest expense of $1,412 for this promissory note.

On August 18, 2014, the Company borrowed an additional $100,000 from Mont Strategies. This loan was made pursuant to a demand promissory note that bears interest at 4 percent (4%) per annum and may also be prepaid by the Company at any time without penalty. If the Company fails to make payment within five business days of demand by Mont Strategies, the promissory note will bear interest at ten percent (10%) per annum. The Company intends to use the proceeds of the promissory note for working capital. For the year ended June 30, 2015, the Company recorded interest expense of $3,473 for this promissory note. For the six-month period ended December 31, 2015, the Company recorded interest expense of $2,016 for this promissory note.

On March 25, 2015, the Company entered into a Standby Support Agreement (the “Agreement”) with Mont Strategies. The Agreement contemplates that Mont Strategies will consider advancing loans to the Company as the Company requests funding from time to time during the two-year term of the Agreement. The Agreement does not obligate Mont Strategies to fund such requests. Proceeds from these loans are used as working capital. Each loan funded under the Agreement is evidenced by a separate demand promissory note that bears simple interest at a rate of four percent (4%) per annum. The loans may be repaid by the Company at any time without penalty, or upon demand by Mont Strategies. If the Company fails to make payment on a promissory note issued pursuant to the Agreement within five business days of demand by Mont Strategies, such promissory note will bear interest at ten percent (10%) per annum. The promissory notes are general obligations of the Company and not secured. During the year ended June 30, 2015, the Company received loans under this Agreement in the aggregate of $91,000 and recorded interest expense of $611. During the six months ended December 31, 2015, the Company received loans in the aggregate of $183,300 and recorded interest expense of $4,440. On December 3, 2015, the Company repaid the support note issued on May 5, 2015 for $21,000 plus accrued interest of $488.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Deferred Revenue, Investments, Other Income and Accumulated Other Comprehensive Loss

a) On February 25, 2011, SRC entered into an option and joint venture agreement (the “Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project (the “NL Project”) for total consideration of $350,000 cash and 1,925,000 shares of IMMC’s common stock (together, the “Consideration”). The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47. Under the terms of the Option Agreement, the Consideration is payable over a five-year period that ended on September 15, 2015 and was extended to October 19, 2015, with IMMI’s interest in the NL Project vesting at the end of such period.

As of June 30, 2015, the Company had received Consideration of $429,639, consisting of 1,575,000 shares of IMMC with an initial fair market value of $179,639 that was recorded as Investments in the Company’s Consolidated Balance Sheets, and $250,000 in cash.

During the quarter ended September 30, 2015, the Company received Consideration of $10,566, consisting of 350,000 shares of IMMC with an initial fair market value of $10,566 that was recorded as Investments in the Company’s Consolidated Balance Sheets.

During the quarter ended December 31, 2015, the Company received the final cash payment, in the amount of $100,000. Because IMMI’s interest in the NL Project vests at the end of the five-year period (as extended to October 19, 2015 and the final cash payment, in the amount of $100,000, was received, the entire consideration of $540,205 was recognized as Other Income in the Consolidated Statements of Operations.

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

In the absence of any trading of IMMC's common shares on the Exchange during the three-month period ended December 31, 2015, as a result of the ongoing trading halt, the Company’s determination of fair value was based on the best information available in the circumstances, and incorporates management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors. This investment is valued at $67,694 as of December 31, 2015, taking into consideration any changes in key inputs and changes in economic and other relevant conditions. No impairment loss or change in value of securities has been recorded for the six- month period ended December 31, 2015.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	Deferred Revenue Marketable Securities, Other Income and Accumulated Other Comprehensive Loss – Cont’d

b) The Company announced on December 1, 2015 that SRC-its wholly owned subsidiary, entered into an option agreement (the “Option Agreement”) with Gold Resource Corporation (“Gold Resource”) (NYSE MKT: GORO) effective as of November 24, 2015, pursuant to which SRC granted Gold Resource an exclusive option (the “Option”) to purchase 100% of SRC’s interest in the Clay Peters Project (the “Project”).

As of December 31, 2015, the Company had received Consideration of $321,000 consisting of 86,337shares of Gold Resource’s common stock, with an initial fair market value of $200,000 that is recorded as Investments in the Company’s Consolidated Balance Sheet and $121,506 in cash. Because Gold Resource interest in the Project vests at the end of the three-year period, this Consideration is accounted for in the Consolidated Balance Sheet as Deferred Revenue, a non-current liability. Unrealized gains and losses arising from changes in the market value of the Company’s shares of Gold Resource common stock are accounted for in the Stockholders’ Equity section of the Consolidated Balance Sheet as Accumulated Other Comprehensive Gain (Loss). The unrealized loss of $55,021 arising from the reduction in the market value of the Company’s shares of Gold Resource common stock as of December 31, 2015, is accounted for in the Stockholders’ Equity section of the Consolidated Balance Sheets as Accumulated Other Comprehensive Loss. The Option Agreement has a three-year term, during which Gold Resource may exercise the Option for additional cash consideration of approximately $270,000 and additional stock consideration consisting of the number of shares of Gold Resource common stock that is equal to $1,000,000. In the event that Gold Resource elects to exercise the Option, SRC is entitled to a 2% net smelter return royalty upon gross proceeds realized from commercial production on the Project.

			Accumulated
			Other
	Deferred		Comprehensive
	Revenue	Investments	Loss
Balance as of July 1, 2014	$346,836	$44,325	-

Consideration received during the year ended June 30, 2015	82,803	12,803

Balance as of June 30, 2015	429,639	57,128	-

Consideration received during the period ended December 31, 2015	432,072	210,566
Transfer to Other Income in Statement of Operations	(540,205)	-	-
Unrealized loss from reduction in market value of investments	-	(55,021)	(55,021)
Balance as of December 31, 2015	$321,506	$212,673	$(55,021)

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2015
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

Balance as of June 30, 2014	$19,636
Accretion for the year ending June 30, 2015	1,964

Balance as of June 30, 2015 and December 31, 2015	$21,600

11.	Issuance of Common Shares and Warrants

Common Shares:

Six-month period ended December 31, 2015

There were no securities issued during this six -month period.

Year ended June 30, 2015

There were no securities issued during this twelve -month period.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2015
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
December 31, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

12.	Stock Based Compensation-Cont’d

Six-month period ended December 31, 2015

No options were granted pursuant to the Current Stock Option Plan during the six-month period ended December 31, 2015.

Year ended June 30, 2015

No options were granted pursuant to the Current Stock Option Plan during the year ended June 30, 2015.

The following table summarizes the options outstanding at December 31, 2015:

Outstanding at June 30, 2015 (audited)	8,625,000
Granted	-
Expired	-
Exercised	-
Forfeited	-
Cancelled	-
Outstanding at December 31, 2015	8,625,000
Exercisable at December 31, 2015	8,625,000

13.	Commitments and Contingencies

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
December 31, 2015
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

On February 25, 2011, SRC entered into an option and joint venture agreement (the “IMMI Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project (the “NL Project”) for total consideration of $350,000 cash and 1,925,000 shares of IMMC’s common stock (the “Consideration”). The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47. Under the terms of the IMMI Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period. This transaction was completed in quarter ended December 31, 2015. If the NL Project is determined to be economically feasible, based upon criteria contained in the IMMI Option Agreement, SRC will be required to fund its portion of an operating budget proposed by IMMI in order to retain its 15% interest in the NL Project and to acquire a 15% interest in IMMI’s Nivloc Mine Project (the NL Project and the Nivloc Mine Project, collectively, the “IMMI Project”). In the event that SRC decides not to fund its portion of the budget, its 15% interest would be forfeited, but SRC would be entitled to a 2% net smelter return royalty if and when the IMMI Project enters the production phase. Upon funding of the operating budget and SRC’s acquisition of a 15% interest in the IMMI Project, SRC and IMMI would enter into a joint venture agreement. (See also Note 15, Subsequent Events )

Effective February 29, 2012, SRC entered into a mineral lease agreement (the “Gumaskas Agreement”) with Joseph W. Gumaskas (“Gumaskas”) to lease a patented claim covering approximately 10 acres (the “Claim”) in Mineral County, Nevada. Unless terminated earlier by SRC, the term of the Gumaskas Agreement is ten years and will automatically renew on the same terms and conditions for additional five-year periods. The Gumaskas Agreement requires SRC to pay Gumaskas advance minimum royalty payments of $500 annually. In the event that the Claim becomes a producing claim, SRC will pay Gumaskas a 3% royalty based upon gross revenue less deductions as permitted by the Gumaskas Agreement. SRC may terminate the Gumaskas Agreement at any time by giving 60 days advance written notice to Gumaskas.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2015
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
December 31, 2015
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

There are no amounts owed to or from related parties as of December 31, 2015, except as discussed in Note 8, Notes Payable. As of June 30, 2015, the Company was owed $967 by a member of the Company’s Board of Directors for expenses advanced on behalf of the Director. There are no other amounts owed to or from related parties as of June 30, 2015, except as discussed in Note 8, Notes Payable.

The following transactions were undertaken in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the Company and the related parties.

Six-months ended December 31, 2015

A corporation owned and operated by Mason Douglas, the Company’s President and Chief Executive Officer and also a member of the Company’s Board of Directors, received $23,250 for his services for the three-months ended December 31, 2015, and $46,500 for the six months ended December 31, 2015.

The Company’s Chief Financial Officer, Rakesh Malhotra, received $4,989 for consulting services provided to the Company for the three months ended December 31, 2015, and $4,989 for the six months ended December 31, 2015.

The Company recorded interest expense of $7,868 for the six-months ended December 31, 2015, pursuant to promissory notes issued to a corporation that is owned and controlled by a member of the Company’s Board of Directors, Todd Montgomery. Also see Note 8 Notes Payable.

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

14.	Related Party Transactions – Cont’d

Key management personnel are those persons that have the authority and responsibility for planning, directing and controlling the activities of the Company, directly or indirectly. Key management personnel of the Company include executive officers, other senior members of the management team, and the Board of Directors. The compensation paid or payable to key management personnel, or to companies in common with key management personnel, for services provided as detailed above for the six-months ended December 31, 2015 was:

Compensation (fees)	$51,489

Interest expense	$7,868

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

INFRASTRUCTURE MATERIALS CORP.
Condensed Notes to Interim Consolidated Financial Statements
December 31, 2015
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

15.	Subsequent Events

a)

On January 7, 2016, SRC and IMMI entered into an agreement (the “Agreement”) pursuant to which IMMI will purchase SRC’s remaining interests (mainly 15%) in the NL Project for consideration of $110,000 and a granting SRC a 2% NSR royalty. On January 8, IMMI wired a non-refundable deposit of $20,000, in accordance with the Agreement. The Agreement contemplates that the balance of $90,000 will be paid at closing, which is to occur on or before February 22, 2016. If not closed by that date, SRC has the option to extend the closing date until March 22, 2016, for additional consideration of $10,000, bringing the total consideration payable under the Agreement to $120,000. The Agreement further contemplates that, following the closing, IMMI will have option to purchase the 2% NSR from SRC royalty by December 24, 2016 for $120,000.

b)	Pursuant to the demand and instructions of Mont Strategies Inc., on January 11, 2016, the Company repaid the support note issued on September 28, 2015, for $20,000 plus accrued interest of $233.

c)

Effective as of the close of the market on January 28, 2016, the Company’s shares ceased to be traded on the TSXV in Canada. The Company’s shares continue to be traded on the OTC Pink Market Place under the symbol, “IFAM”.

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

FOR THE SIX-MONTH AND THREE-MONTH PERIODS ENDED DECEMBER 31, 2015

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

Discussion of Operations and Financial Condition

Six-Month and Three-Month Periods ended December 31, 2015

The Company has not yet realized revenues from its planned operations. Given the present unfavorable climate for raising capital for mineral exploration, the Company has halted its exploration efforts but will continue to maintain its mineral interests and milling facility. The Company has incurred a cumulative loss of $24,706,618 from inception to December 31, 2015. We expect our operating losses to continue. Our efforts to raise capital and monetize assets are our priority.

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

SELECTED FINANCIAL INFORMATION

	Three months	Three months
	ended	ended
	December 31, 2015	December 31, 2014

Revenues	Nil	Nil
Net Income (Loss)	$431,078	($123,946)
Income (Loss) per share-basic and diluted	0.003	(0.001)

	Six months	Six months
	ended	ended
	December 31, 2015	December 31, 2014

Revenues	Nil	Nil
Net Income (Loss)	$239,512	($304,364)
Income (Loss) per share-basic and diluted	0.002	(0.002)

	As of	As of
	December 31, 2015	June 30, 2015

Total Assets	$831,629	$586,953
Total Liabilities	$835,807	$775,622
Cash dividends declared per share	Nil	Nil

Total assets as of December 31, 2015, include cash and cash equivalents of $109,757, investments of $212,673, prepaid expenses and other receivables of $31,195, restricted cash of $52,000, reclamation deposits of $21,600, and plant and equipment of $404,400, net of depreciation. As of June 30, 2015, total assets include cash and cash equivalents of $5,666, investments of $57,128, prepaid expenses and other receivables of $14,810, restricted cash of $52,000, reclamation deposits of $21,600, and plant and equipment of $435,749, net of depreciation.

The revenues and net income (loss) (unaudited) of the Company for the quarter ended December 31, 2015 as well as the seven quarterly periods completed immediately prior thereto are set out below:

	For the	For the	For the	For the	For the	For the	For the	For the
	three months	three months	three months	three months	three months	three months	three months	three months
	ended	ended	ended	ended	ended	ended	ended	ended
	December	September	June	March	December	September	June	March
	2014	2015	2015	2015	2014	2014	2014	2014
	$	$	$	$	$	$	$	$

Revenues	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Net Income (Loss)	431,078	(191,566)	(140,906)	(134,201)	(123,946)	(180,418)	(314,420)	(162,934)

Income (Loss per Weighted Average Number of Shares Outstanding -Basic and Fully Diluted	0.003	(0.001)	(0.002)	(0.001)	(0.001)	(0.001)	(0.002)	(0.001)

Revenues

No revenue was generated by the Company’s operations during the three-month and six month periods ended December 31, 2015 and December 31, 2014 except the revenue from the option and joint venture agreement (the “Option Agreement”) with IMMI, a wholly owned subsidiary of International Millennium Mining Corp., to sell an 85% interest in SRC’s NL Extension Project for total consideration of $350,000 cash and 1,925,000 shares of IMMC’s common stock (together, the “Consideration”). The Company has not yet realized any revenue from its operations.

Net Income (Loss)

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administration Expense

Included in operating expenses for the three-month period ended December 31, 2015, is General and Administration Expense of $81,447 as compared with $95,090 for the three-month period ended December 31, 2014. During the six-month period ended December 31, 2015, general and administration expense was $175,647 as compared to $194,692 for the six-month period ended December 31, 2014. General and Administration Expense consists of professional, consulting, office and general and other miscellaneous costs. General and Administration Expense represents approximately 60% of the total operating expense for the six-month period ended December 31, 2015 and approximately 65% of the total operating expense for the six- month period ended December 31, 2014. General and Administration Expense decreased by $19,045 in the current six-month period, as compared to the similar six-month period for the prior year. The decrease in General and Administration Expense during the three and six month periods ended December 31, 2015, is mainly due to decreases in expenses for employee compensation.

(b) Project Expense

During the three-month period ended December 31, 2015, Project Expense was $7,600 as compared to $8,572 for the three-month period ended December 31, 2014. During the six-month period ended December 31, 2015, project expense was $85,833 as compared to $69,509 for the six-month period ended December 31, 2014. Project Expense represents approximately 29% of the total operating expenses for the six-month period ended December 31, 2015 and approximately 23% of the total operating expenses for the six-month period ended December 31, 2014. Project Expenses decreased during the three and six -month period ended December 31, 2015, primarily due to the Company retaining fewer Bureau of Land Management (the “BLM”) claims for the fiscal year.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow and cash in hand for the six-month periods:

	December 31, 2015	December 31, 2014

Cash and cash equivalents	$109,757	$85,068
Working capital	$(139,076)	$(9,798)
Cash (used) in operating activities	$(279,715)	$(337,679)
Cash provided by investing activities	$221,506	$89,900
Cash provided by financing activities	$162,300	$170,000

As of December 31, 2015, the Company had working capital of ($139,076) as compared to ($9,798) as of December 31, 2014.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2015 and December 31, 2014.

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

On February 25, 2011, SRC entered into an option and joint venture agreement (the “IMMI Option Agreement”) with International Millennium Mining Inc. (“IMMI”), a wholly owned subsidiary of International Millennium Mining Corp. (“IMMC”), to sell an 85% interest in SRC’s NL Extension Project (the “NL Project”) for total consideration of $350,000 cash and 1,925,000 shares of IMMC’s common stock (the “Consideration”). The NL Project consists of 18 mineral claims located in Esmeralda County, Nevada, approximately 6 miles southwest of Silver Peak, Nevada on Highway 47. Under the terms of the IMMI Option Agreement, the Consideration is payable over a five-year period that ends on September 15, 2015, with IMMI’s interest in the NL Project vesting at the end of such period. This transaction was completed in quarter ended December 31, 2015. If the NL Project is determined to be economically feasible, based upon criteria contained in the IMMI Option Agreement, SRC will be required to fund its portion of an operating budget proposed by IMMI in order to retain its 15% interest in the NL Project and to acquire a 15% interest in IMMI’s Nivloc Mine Project (the NL Project and the Nivloc Mine Project, collectively, the “IMMI Project”). In the event that SRC decides not to fund its portion of the budget, its 15% interest would be forfeited, but SRC would be entitled to a 2% net smelter return royalty if and when the IMMI Project enters the production phase. Upon funding of the operating budget and SRC’s acquisition of a 15% interest in the IMMI Project, SRC and IMMI would enter into a joint venture agreement. (See also Subsequent Events)

Effective February 29, 2012, SRC entered into a mineral lease agreement (the “Gumaskas Agreement”) with Joseph W. Gumaskas (“Gumaskas”) to lease a patented claim covering approximately 10 acres (the “Claim”) in Mineral County, Nevada. Unless terminated earlier by SRC, the term of the Gumaskas Agreement is ten years and will automatically renew on the same terms and conditions for additional five-year periods. The Gumaskas Agreement requires SRC to pay Gumaskas advance minimum royalty payments of $500 annually. In the event that the Claim becomes a producing claim, SRC will pay Gumaskas a 3% royalty based upon gross revenue less deductions as permitted by the Gumaskas Agreement. SRC may terminate the Gumaskas Agreement at any time by giving 60 days advance written notice to Gumaskas.

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

Cash Requirements

At December 31, 2015, the Company had cash and cash equivalents of $109,757, investments of $212,673 and prepaid expenses and other receivables of $31,195 for total current assets of $353,625.

Given the present unfavorable climate for raising capital for mineral exploration, the Company has halted its exploration efforts. The Company is investigating all of its options in light of current market conditions in the capital markets. During the twelve- month period ending December 31, 2016, the Company expects to incur approximately $75,000 of Project Expenses, generally to maintain its mineral interests and milling facility. Our ability to incur Project Expenses is subject to our having adequate funds. The Company has no firm commitment for additional financing and may not be able to incur all of the Project and General and Administration Expenses planned in the current fiscal year unless additional capital is raised. In March 2015 the Company entered into a Standby Support Agreement (the “Agreement”) with Mont Strategies Inc., a company that is owned and controlled by a member of the Company’s Board of Directors. Pursuant to the Agreement, Mont Strategies Inc. may, but is not obligated to, provide funding to the Company to maintain operations. The Agreement has a two-year term and contemplates funding backed by demand promissory notes bearing interest at a rate of four percent (4%) per annum

Subsequent Events

a)

On January 7, 2016, SRC and IMMI entered into an agreement (the “Agreement”) pursuant to which IMMI will purchase SRC’s remaining interests (mainly 15%) in the NL Project for consideration of $110,000 and a granting SRC a 2% NSR royalty. On January 8, IMMI wired a non-refundable deposit of $20,000, in accordance with the Agreement. The Agreement contemplates that the balance of $90,000 will be paid at closing, which is to occur on or before February 22, 2016. If not closed by that date, SRC has the option to extend the closing date until March 22, 2016, for additional consideration of $10,000, bringing the total consideration payable under the Agreement to $120,000. The Agreement further contemplates that, following the closing, IMMI will have option to purchase the 2% NSR from SRC royalty by December 24, 2016 for $120,000.

b)	Pursuant to the demand and instructions of Mont Strategies Inc., on January 11, 2016, the Company repaid the support note issued on September 28, 2015, for $20,000 plus accrued interest of $233.

c)

Effective as of the close of the market on January 28, 2016, the Company’s shares ceased to be traded on the TSXV in Canada. The Company’s shares continue to be traded on the OTC Pink Market Place under the symbol, “IFAM”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

CONTROLS AND PROCEDURES

Based on an evaluation, conducted by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e), they concluded that our disclosure controls and procedures were effective as of December 31, 2015, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are:

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

Changes in Internal Controls

During the quarter ended December 31, 2015, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $24,706,618 from inception to December 31, 2015. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates.

6.	BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT INMINERAL EXPLORATION VENTURES AND CURRENT DETERIORATION IN EQUITY MARKETS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	None

(b)	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

	32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)		Current Report on Form 8-K “Item 1.01-Entry into a Material Definitive Agreement,” filed on December 1, 2015.

Current Report on Form 8-k “Item 3.01-Notice of Delisting,” filed on January 28, 2016.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INFRASTRUCTURE MATERIALS CORP.

Dated: February 15, 2016	By:/s/Randal Ludwar
Randal Ludwar, Secretary